Form 10-K
period 1996-03-31
ARCTCO INC
filed 1996-06-28
CIK 719866

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

      X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1996 or

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-18607

                           ARCTCO, INC.
      (Exact name of registrant as specified in its charter)

          Minnesota                                    41-1443470
     (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

600 Brooks Avenue South, Thief River Falls, Minnesota        56701
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (218)681-8558
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value.



Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 21, 1996 (based on the closing sale price of the Common Stock on such date) was approximately $218,194,182.

At June 21, 1996, 22,043,528 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held on August 8, 1996 is incorporated by reference into Part III of this Form 10-K.





                              PART I

Item 1.Business

     Arctco, Inc., a Thief River Falls, Minnesota based company, designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, and personal watercraft (PWC) under the Tigershark brand name, as well as related parts, garments and accessories. The Company's products are currently sold through a network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for more than 30 years and is among the most widely recognized and respected names in the snowmobile industry.

Industry Background

     Snowmobiles. The snowmobile was developed commercially in the 1950's to serve as a utility vehicle, but today the overwhelming majority of the industry's sales are for recreational use. Between the late 1950's and early 1970's, the industry expanded dramatically, with a total of over 100 manufacturers in the industry at its peak and a high of almost 495,000 units sold to retail customers in North America in 1971. Gasoline shortages, significant gasoline price increases, high interest rates and recessions in the middle to late 1970's through the early 1980's contributed to a significant industry downsizing. By 1983, North American sales to retail customers reached a low of approximately 78,000 units and the number of major industry participants had decreased to four.

     Since 1983, snowmobile sales to retail customers in North America have grown to approximately 235,000 units in 1996. A number of factors contributed to this growth which was achieved despite below average snowfall in many areas of the country in certain years during this period. First, a much expanded system of public and private snowmobile trails has made snowmobiling more accessible to a wider range of the North American population,including families. In recent years, more people have begun transporting their snowmobiles to trails located away from their homes, similar to use patterns with boats and other off road motorized recreational vehicles. Second, the demographics for the principal consumer market for snowmobiles have improved. As the "baby boom" population ages, the 35 to 54 year old age category has become the fastest growing segment of the U.S. population. Third, product innovations have markedly improved the performance, reliability and comfort level of snowmobiles. Fourth, snowmobile clubs organized at the local level and designed to promote the sport have significantly increased in number and membership. Finally, the ongoing replacement of snowmobiles sold during the peak industry years has been a contributing factor to the industry sales growth. Since 1971, approximately 5,300,000 snowmobiles have been sold in North America, and the Company estimates that over 90% of current industry sales are to retail customers who own or previously owned a snowmobile.

     The consolidation of the industry that occurred in the mid-1970's through the early 1980's has resulted in there currently being only four major participants in the North American snowmobile market: Arctco, Yamaha, Bombardier (Ski-Doo) and Polaris. The Company believes the industry consolidation has contributed to improved industry profit margins and closer monitoring of industry inventory levels. Since the Company's formation, the Company and the other U.S.-based producers have significantly increased their percentage share of the North American market at the expense of non-U.S.-based producers. In addition, the Company believes there are currently more significant barriers to entry to the snowmobile market than existed in the 1970's. These barriers include increased brand loyalty, long-standing dealer and distributor networks and relationships, limited engine sources, manufacturing and engineering expertise and higher initial start-up costs.

     Information in this document regarding the worldwide and North American snowmobile market is derived from estimates by the primary industry source which the Company considers reliable. Non-North American sales for the industry are estimated to account for less than 6% of worldwide sales and specific yearly information with respect to worldwide sales is not considered by the Company as sufficiently consistent or reliable for presentation in this report. All industry information is based on a model year ending March 31, which is the same as the Company's fiscal year-end, unless otherwise stated.

     Personal Watercraft (PWC). The PWC and the related industry evolved from the one person stand-up craft that was developed in the mid 1960's to the two and three person sit-down models that are the most popular today. PWC are craft of up to ten feet in length that are propelled by jet pumps. They are ridden for leisure fun on lakes, rivers, oceans and waterways. In 1995, U. S. retail sales were approximately 200,000 units. Major competitors in the industry include Yamaha, Bombardier (Sea-Doo), Polaris and Kawasaki.

     All-terrain Vehicles (ATV). The ATV and the related industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. ATVs are one person vehicles with oversized tires used for a variety of off-road uses including farming/ranching, recreational riding, utility and hunting. From 1970 to 1986 the number of three and four-wheel ATVs sold in the United States continued to grow until peaking in 1986 with approximately 535,000 units sold during that calendar year. From 1987 to 1991 the number of ATVs sold declined to a low of approximately 151,000 units. Since that time, sales have continued to gradually climb until reaching approximately 269,000 units in 1995. Major competitors in the industry include Honda, Yamaha, Kawasaki, Polaris and Suzuki.

Products

     Snowmobiles. The Company produces a full line of snowmobiles, currently consisting of 13 basic models, all marketed under the Arctic Cat brand name.
In addition, more than 30 variations of the basic models are produced to satisfy various market niches. The 1996 Arctic Cat models carry suggested U.S. retail prices ranging from $3,249 to $9,399, excluding a children's model which is sold at a suggested U.S. retail price of $1,269. Arctic Cat snowmobiles are sold in the United States, Canada, Scandinavia and other international markets.

     The Company's snowmobiles are categorized as High Performance, Family/ Touring and Utility. The Company markets High Performance Arctic Cat snowmobiles under the names Thundercat , ZRT 800, ZRT 600, ZR 580, ZR 440,
ZL 440, Z 440 , EXT, EXT 600 Triple and Cougar. Family Touring models include the Panther, Pantera, Jag and Puma and are designed for ease of ride and handling and performance on the trail. The Company sells models for the Utility segment under the name Bearcat. In addition, to encourage family involvement in snowmobiling, the Company offers the only snowmobile in the industry designed especially for small children, marketed under the Kitty Cat name.

     The Company believes the Arctic Cat brand name enjoys a premier image among snowmobile enthusiasts and that its snowmobiles have a long-standing reputation for quality, performance, style, comfort, ride and handling. The Company's models offer a wide range of standard and optional features which enhance the operation, riding comfort and performance of its snowmobiles. Such features include hydraulic brakes, the technologically advanced double-wishbone front suspension (AWS), the digital sequential/differential electronic fuel injection
(EFI) system, the extra-long travel slide-rail suspension (FasTrack), the Arctco drive clutch, and extended aluminum spindles all adding to a more controlled and comfortable ride. Additional features on certain models include electronic engine gauges and indicator lights, electric starters, handlebar and thumb warmers, reverse gears, 2-up seats, mirrors, custom windshields, hitches and luggage racks as well as other features. These features may also be purchased separately from the Company as accessories.

     The Company has developed a number of technological advances which have significantly improved its products. In 1965, Arctic Enterprises, Inc. pioneered the slide rail rear suspension. In 1978, Arctic Enterprises, Inc. was the first with independent front suspension on a production snowmobile. Also in 1978, Arctic Enterprises, Inc. was the first to offer trailing arm front suspension. In 1988, the Company and Suzuki introduced a new line of compact, lightweight, liquid-cooled twin cylinder engines. In 1990, the Prowler was the first snowmobile to offer a new double-wishbone suspension. With its high performance 1991 Wildcat model, the Company became the first in the industry to offer a 700cc electronic fuel injection engine. In 1992, the Arctic FasTrack, extra-long travel rear suspension was introduced on several high performance models. In 1993, the Company became the first to offer a 900cc, 3 cylinder snowmobile, called the Thundercat. For 1997, the Company is offering the first batteryless EFI system. The Company believes that its leadership in innovation, technology, style and performance has been demonstrated by its models being voted "Snowmobile of the Year" with respect to the El Tigre 6000 in 1984, the Wildcat 650 in 1988, the Prowler in 1990, the EXT Special in 1991, the ZR 440 in 1994.

     The Company believes that it has been able to maintain its share of the worldwide snowmobile market in recent years to a large extent as a result of its emphasis on new product development. A new model has been introduced by the Company nearly each year since its formation, and in recent years new models have been among the Company's best sellers. In 1996, over 85% of the Company's snowmobile sales were from models or model variations not available three years earlier.

     Personal Watercraft (PWC). Similar to Arctic Cat snowmobiles, Tigershark PWC are a blend of performance, durability and style, with attention to comfort. In fiscal 1996, the Company offered six models to cover major market segments in the current PWC market ranging in price from $4,499 to $7,499. For the high performance market, the Company offers the Daytona 770, a two-passenger model designed for superior power and cornering ability. The Company offers three family touring models including the Monte Carlo and Monte Carlo 770, three-passenger machines designed for stability and the Monte Carlo 900 also a three-passenger model with ample power to tow skiers. For the economy market the Company offers the Montego and Montego Deluxe both two-passenger machines built for exceptional stability and handling.

     The Company believes Tigersharks have been well received in the market and believes the Tigershark brand continues to maintain its reputation as the driest ride in the industry. Ever since the Tigersharks inception, Watercraft World has continued to recognize the Tigershark by selecting the 1993 Tigershark, the 1994 and 1995 Montego Deluxe as the "Best Buy" in the Recreational Runabout category and in 1996 naming the Daytona 770 as the "Editors Choice Award".

     During fiscal 1996, the Company continued to gain acceptance in a number of PWC international markets. In the last three years, the Company has increased its Tigershark distributor base from 10 to more than 45 distributors in virtually every corner of the world. The Company also continued to expand its Tigershark dealer network throughout North America by increasing the number of Tigershark dealers to over 800.

     All-terrain Vehicles (ATV). In December 1995, the Company shipped its first ATV, the Bearcat 454 4X4. The unit has a retail price of $6,349. The Bearcat is designed for the utility, farming/ranching and hunting markets which account for approximately 70% of the total market. This heavy duty machine has a fully independent front suspension system, semi-independent rear axles, an auto clutch system and 9.2 inches of ground clearance - all aspects ensuring ease of handling and agility over rough terrain.

     Parts, Garments and Accessories. The Company is the exclusive provider of genuine Arctic Cat snowmobile, Tigershark, and Arctic Cat ATV parts and accessories. Included are replacement parts for Arctic Cat snowmobiles, items to upgrade a snowmobile such as an electric start kit, a reverse gear kit and a two-speed transmission kit, as well as accessories such as mirrors, windshields, luggage racks, backrests, two-person seats, saddlebags, bumpers, gauges, tail light protectors and snowmobile covers. Other items include maintenance supplies such as oil and fuel additives, clutch and carburetor parts, track studs and carbide runners, shocks and springs, accessory fuel tanks, vinyl protectant, touch-up paint, hood and windshield cleaners, windshield defogger and engine storage preservers. Tigershark parts and accessories include impellers, grates, bilge pumps, batteries, covers, mirrors, oil and beach dollies. Arctic Cat ATV parts and accessories include winch kits, plow kits, portable lights, utility bags as well as maintenance supplies such as brake fluid, fuel de-icer, anti-freeze, and fuel stabilizers. The Company also sells generators under the Arctic Power label.

     The Company offers snowmobile garments for adults and children under the Arcticwear label. Suits, jackets, pants and accessory garments are offered in a wide variety of styles and sizes combining fashion with functional utility designed for the demands of snowmobiling and other winter activities. The Arcticwear line of clothing also includes crew neck sweaters, pull-overs, riding gloves, hats, fog-resistant face shields, helmets, boots, duffel bags, jerseys and T-shirts. The colors and designs of many of these items are coordinated with specific Arctic Cat snowmobile models.

     The Company offers Tigershark garments under the Sharkwear label.
Included in the stylish line are neoprene and lycra wet suits, goggles, sunglasses, coolers, duffle bags, water shoes and gloves, T-shirts, sweatshirts, jackets, golf shirts, shorts and towels.

     The Company offers ATV garments under the Arcticwear ATV Gear label. This line of clothing is geared toward function and comfort and includes suits, jackets, gloves, boots, helmets, sweatshirts, t-shirts, and caps.

     For 1994, 1995 and 1996, the Company's net sales of parts, garments and accessories constituted between 17% and 21% of total net sales. The Company has in the past, and may in the future, consider adding other products consistent with its manufacturing and marketing expertise.

Manufacturing and Engineering

     Arctic Cat snowmobiles and ATV's and Tigershark PWC are manufactured at the Company's facilities in Thief River Falls, Minnesota. The Company has chosen to rely on outside vendors for some component parts and is vertically integrated in other phases of its manufacturing process. The Company has developed relationships with selected high quality vendors in order to obtain access to particular capabilities and technologies outside the scope of the Company's expertise. The Company designs component parts, contracts with the vendors for the development of tooling, and then enters into agreements to purchase component parts manufactured utilizing the tooling. In its vertically integrated operations, the Company manufactures hoods, foam seats and seat covers and the Company machines, welds and paints other components. The Company then completes the total assembly of its products at its facilities in Thief River Falls. Manufacturing operations include digital and computer-automated equipment to speed production, reduce costs and improve the quality, fit and finish of every product. The Company believes that all raw materials used in its manufacturing process and all component parts, with the exception of engines and carburetors, are available from multiple alternative vendors on short notice at competitive prices.

     Since the Company's inception, its snowmobile engines have been manufactured by Suzuki Motor Corporation ("Suzuki") pursuant to a supply agreement which is automatically renewed annually unless terminated. While notice of termination of the supply agreement may be given annually, effective cessation of supply would take at least one model year due to the contractual notice requirement. The Company's PWC and ATV models also incorporate engines manufactured by Suzuki pursuant to separate agreements.

     The Company and Suzuki have enjoyed an excellent relationship since the Company's inception. Suzuki purchased approximately 31% of the Company's then outstanding capital stock in July 1988, prior to the Company's initial public offering, and is currently the Company's largest stockholder with approximately 25% of the Company's outstanding capital stock. If Suzuki were ever to cease supplying engines to the Company, an interruption could materially and adversely affect production. The Company believes it could take up to two model years for a new engine supplier to be in a position to manufacture the Company's specially designed engines.

     Since the Company began production, it has followed a build-to-order policy to control snowmobile, PWC, and ATV inventory levels. Under this policy, the Company only manufactures a number of machines equivalent to the orders received from its dealers and distributors, plus a small number of uncommitted machines used for new dealer development, in-house testing and miscellaneous promotional purposes. Speculative production and excessive inventories in certain periods during the 1970's and early 1980's contributed to significant price discounting in the snowmobile industry. Since the consolidation of the snowmobile industry in the mid-1970's through the early 1980's, speculative production in the industry has been reduced and dealer inventories have remained consistently below historical peak levels. The Company believes dealer inventory levels of non-current Arctic Cat model snowmobiles and PWC have regularly been and are currently among the lowest in the industry.

     Most sales of snowmobiles to retail customers begin in the early fall and continue during the winter. Orders by dealers and distributors for each year's production are placed in the spring following a series of dealer and distributor meetings. Snowmobiles are built-to-order commencing in approximately March and continuing through December. Since its inception, the Company has experienced a low level of snowmobile order cancellation. Approximately 30% to 40% of the Company's snowmobiles have historically been sold to retail customers prior to the end of October, long before the season's snow conditions are known.

     Sales of PWC to retail customers generally begin in the spring and continue during the summer. Orders by dealers and distributors for the Company's 1997 model line will be placed in the fall, following a series of dealer and distributor meetings. The PWC is built to order commencing in the fall and continuing through the early spring.

     Retail sales of ATVs occur throughout the year with seasonal highs occurring in the spring and fall. The Company will produce units based on seasonal dealer and consumer demand.

     The Company manufactures certain of its genuine Arctic Cat snowmobile and ATV and Tigershark parts and accessories at its Thief River Falls facilities and contracts with outside vendors for the production, to Company specifications, of other genuine parts and accessories. In addition, the Company maintains a sewing facility at its Thief River Falls plant to produce many of its garments.

     The Company is committed to an ongoing engineering program dedicated to innovation and to continued improvements in the quality and performance of its products. The Company currently employs 113 individuals in the design and development of new and existing products, with an additional 50 individuals directly involved in the testing of snowmobiles, PWC, and ATV's in normal and extraordinary conditions at the Company's test track and test facility in Thief River Falls as well as surrounding waterways. In addition, snowmobiles, PWC, and ATV's are tested in conditions and locations similar to those in which they are used. The Company uses computer-aided design and manufacturing systems to shorten the time between initial concept and final production. For 1994, 1995 and 1996, the Company spent approximately $4,448,000, $7,207,000, and $9,317,000 respectively, or 1.7%, 2.0%, and 2.3% respectively, of net sales for the year, on engineering, research and development, all of which was Company sponsored. In addition, utilizing their particular expertise, the Company's vendors regularly test and apply new technologies to the design and production of component parts.

Sales and Marketing

     The Company's products are currently sold through an extensive network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia and other international markets. To promote new dealerships and to service its existing dealer network, the Company also contracts on an independent basis with sales representatives throughout the United States and Canada to represent the Company and its products.

     The Company's dealers enter into an annual renewable contract and are required to maintain status as an authorized dealer in order to continue selling the Company's products. To obtain and maintain such status, dealers are required to order a sufficient number of snowmobiles, PWC, and/or ATV's to service their market area adequately. In addition, the dealers must perform service on these units and maintain satisfactory service performance levels, and their mechanics must complete special training provided by the Company. Dealers are also required to carry an inventory of genuine Arctic Cat and/or Tigershark parts and accessories. As is typical in the industry, most of the Company's dealers also sell some combination of motorcycles, marine products, lawn and garden products and other related products. Approximately 50% of the Company's dealers sell only Arctic Cat snowmobiles, versus multiple brands of snowmobiles. Relations with dealers are generally considered excellent.

     The Company utilizes exclusive distributors outside the United States and Canada to take advantage of their knowledge and experience in their respective markets and to increase market penetration of the Company's products. Each distributor is subject to a distribution agreement which stipulates an exclusive territory for a term ranging from one to three years with specified minimum sales and service requirements for their territory. A Canadian distributor accounted for approximately 7% of the Company's net sales during 1996. In February 1995, the Company announced plans to begin marketing directly to Canadian dealers. This transition was completed in March 1996. The Company feels that marketing directly through dealers brings the Company more closely to its Canadian customers which enables improved service and more competitive prices on snowmobiles, PWC, ATV's and parts, garments and accessories. As of March 31, 1996 Canadian sales are made in Canadian dollars, a major portion of which is financed through certain Canadian Financial Institutions. Sales outside North America are made in U.S. dollars and supported by irrevocable letters of credit.

     The Company's marketing efforts are comprised of dealer, distributor and customer promotions, advertising and cooperative programs with its dealers and distributors. Each year, the Company and its distributors conduct dealer shows in order to introduce the upcoming year's models and to promote dealer orders. Marketing activities are also designed to promote directly to consumers. Products are advertised by the Company in consumer magazines and through other media. In addition, the Company engages in extensive dealer cooperative advertising, on a local and national level, whereby the Company and its dealers share advertising costs. Each season the Company produces promotional films, product brochures, point of purchase displays, leaflets, posters and banners, pens and other promotional items for use by dealers. The Company also participates in consumer shows and rallies with dealers and sponsors independent drivers who participate in races throughout the world. The Company publishes and mails, four times a year, the Pride magazine to all registered owners of Arctic Cat snowmobiles, registered owners of Tigershark PWC, and registered owners of Arctic Cat ATVs. Cat's Pride Clubs, which are local dealer-sponsored user groups, are also supported by the Company.

     The Company places strong emphasis on identifying and addressing the specific needs of its customers by periodically conducting dealer and consumer focus group meetings and surveys. The Company believes that the average Arctic Cat customer is a 37 to 42 year old married male with an annual household income of approximately $60,000. Since 1962, over 1,000,000 Arctic Cat snowmobiles have been sold. The Company believes that during the last 5 years over 70% of its retail customers previously owned an Arctic Cat snowmobile and that over 90% own or previously owned a snowmobile of some kind.

     The Company warrants its snowmobiles, PWC, and ATV's under a limited warranty against defects in materials and workmanship for a period ranging from six months to one year from the date of retail sale or for a period of 90 days from the date of commercial or rental use. Repairs or replacements under warranty are administered through the Company's dealers and distributors and have not had a material effect on the Company's business.

     Since 1985, the Company has entered into an annual arrangement with certain financial institutions to provide floor plan financing for the Company's North American dealers. These agreements improve the Company's liquidity by financing dealer purchases of products without requiring substantial use of the Company's working capital. The Company is paid by the floorplan companies within thirty days of shipment and as part of its marketing program the Company pays the floor plan financing of its dealers for certain set time periods depending on the size of a dealer's order. The financing agreements require repurchase of repossessed new and unused units and sets limits upon the Company's potential liability for annual repurchases, such aggregate potential liability being approximately $9,400,000 at March 31, 1996. No material losses have been incurred by the Company under these agreements, which are terminable by either party upon 30 days notice.

Competition

     The snowmobile, PWC, and ATV markets are competitive, with competition based on a number of factors, including performance, styling, fit and finish, brand loyalty, reliability, durability and price. The Company believes Arctic Cat snowmobiles and ATV's and Tigershark PWC are highly regarded by consumers in all of these competitive categories. Certain of the Company's competitors are more diversified and have financial and marketing resources which are substantially greater than those of the Company.

Regulation

     Both federal and state authorities have vigorous environmental control requirements relating to air, water and noise pollution that affect the manufacturing operations of the Company. The Company endeavors to insure that its facilities comply with applicable environmental regulations and standards. Various states and other governmental agencies have also promulgated safety regulations regarding the use of snowmobiles, PWC and ATVs.

     Certain materials used in snowmobile, PWC, and ATV manufacturing that are toxic, flammable, corrosive or reactive are classified by the federal and state governments as "hazardous materials". Control of these substances is regulated by the Environmental Protection Agency and various state pollution control agencies which require reports and inspect facilities to monitor compliance.
The Company's cost of compliance with environmental regulations has not been and is not expected to be material. The Company's manufacturing facilities are inspected by the Occupational Safety and Health Administration.

     The Company is a member of the International Snowmobile Manufacturers Association ("ISMA"), a trade association formed to promote safety in the manufacture and use of snowmobiles, among other things. The ISMA is currently
made up of Arctco, Bombardier (Ski-Doo), Yamaha, and Polaris.   The ISMA members
are also members of the Snowmobile Safety and Certification Committee ("SSCC"), which promulgated voluntary safety standards for snowmobiles. The SSCC standards, which require testing and evaluation by an independent testing laboratory of each model produced by participating snowmobile manufacturers, have been adopted by the Canadian Department of Transport. Following the development of the SSCC standards, the U.S. Consumer Products Safety
Commission denied a petition to develop a mandatory federal safety standard for snowmobiles in light of the high degree of adherence to the SSCC standards in the United States. Since the Company's inception, all of its models have complied with the SSCC standards.

     The Company is a member of National Marine Manufacturers Association
(NMMA) and the Personal Watercraft Industry Association (PWIA). Tigershark personal watercraft conform to applicable United States Coast Guard (USCG) standards and Society of Automobile Engineer (SAE) recommended practices.

     The Company is a member of the Specialty Vehicle Institute of America "SVIA" a trade association organized to foster and promote the safe and responsible use of specialty vehicles manufactured and/or distributed throughout the United States of America. The Company is also a member of the Canadian All-Terrain Vehicle Distributors Council (CATV), a council of similar function. In addition, the Arctic Cat ATV conforms to the U.S. Consumer Product Safety Commission standards in respects to the wording on safety issues.

     Governmental bodies have proposed legislation involving more stringent emissions standards for two-cycle engines. Such engines are used on the Companys snowmobiles and PWC. The Company currently is unable to predict whether such legislation will be enacted and, if so, the ultimate impact on the Company and its operations.

Employees

     During fiscal 1996, the Company had peak employment of approximately 1,675 employees, including 210 salaried and 1,465 hourly and production personnel. Due to the seasonal nature of sales and the Company's production, historically approximately 60% of hourly personnel worked only during the spring through the late fall production period. However, during the past three fiscal years, most employees remained employed throughout the year to produce the Tigershark PWC and Arctic Cat ATV. The Company's employees are not represented by a union or subject to a collective bargaining agreement. The Company has never experienced a strike or work stoppage and considers its relations with its employees to be excellent.

Item 2.  Properties

     The Company owns its manufacturing facilities and executive offices in Thief River Falls, Minnesota. The facilities consist of approximately 488,000 square feet of manufacturing, office and warehouse space on 49.5 acres,including approximately 342,000 square feet devoted to manufacturing, approximately 75,000 square feet devoted to the distribution of snowmobile, PWC, and ATV parts, garments and accessories and approximately 71,000 square feet devoted to office and administrative uses.

     The Company also owns a separate building on land contiguous to the manufacturing facilities and executive offices. The building consists of approximately 60,000 square feet on two floors of which the Company utilizes approximately two-thirds for its sewing production of Arcticwear garments and snowmobile seats. In addition, the Company also owns three separate parcels of undeveloped land adjacent to its property totaling approximately 94.8 acres. This property is used by the Company in some of its testing activities and remains available for future expansion. The Company owns all the tooling used in the manufacture of its products and the machinery located at its plant in Thief River Falls, Minnesota.

     During Fiscal 1992, the Company purchased industrial painting and reaction injection molding (RIM) equipment. The equipment is being used by the Company to produce hoods and hatch covers and other parts for the Company's Arctic Cat snowmobiles and PWC. The equipment is utilized in a 37,000 square foot leased facility in Madison, South Dakota.

     The Company makes an effort to patent all significant innovations that it considers patentable and owns numerous patents and know-how which relate to production of its snowmobiles, PWC, ATVs and other products. Trademarks are important to the Company's snowmobile, PWC, ATVs and related parts, garments and accessories business activities. While from time to time the Company becomes aware of the unauthorized use of its trademarks, particularly in the sale of promotional items, the Company has a vigorous program of trademark enforcement to eliminate the unauthorized use of its trademarks, thereby strengthening the value of its trademarks and improving its image and customer goodwill. The Company believes that its "Arctic Cat " registered United States trademark is its most significant trademark. Additionally, the Company has numerous registered trademarks, trade names and logos, both in the United States and internationally.

Item 3.  Legal Proceedings

     Accidents involving personal injury and property damage occur in the use of snowmobiles, PWC, and ATV's. Claims have been made against the Company from time to time. It is the Company's policy to defend vigorously against these actions. The Company believes that the few cases in discovery are adequately covered by product liability insurance. Although the Company from time to time has been named as a defendant in lawsuits involving product liability claims against Arctic Enterprises, Inc. on the theory that the Company is a successor of Arctic Enterprises, Inc., the Company is not a successor of Arctic Enterprises, Inc. and has never been found liable in any such lawsuits. The Company is not involved in any other legal proceedings which are considered to have the potential for a materially adverse impact on the Company's business or financial condition.

     Product liability insurance is presently maintained by the Company on a "per occurrence" basis (with coverage being provided in respect of accidents which occurred during the policy year, regardless of when the related claim is made) in the amount of $5,000,000 in the aggregate, in addition to a $1,000,000 self-insured retention. The Company believes such insurance is adequate. During portions of 1987 and 1988, in reaction to premium rates the Company considered unreasonably high, the Company did not purchase product liability insurance. However, the Company is not aware of any occurrences during this period of self-insurance which might result in significant claims that would have a materially adverse impact on its business or financial condition.


   Item 4.  Submission of Matters to a Vote of Security Holders

        None

   Item 4.   (A)  Executive Officers of Registrant


       Name                   Age                 Position
      ______                 _____               __________

  William G. Ness             58        Chairman of the Board of Directors
  Christopher A. Twomey       48        President and Chief Executive Officer
  Bryce D. Abrahamson         42        Vice President--Materials
  Mark E. Blackwell           43        Vice President--Marketing
  Timothy C. Delmore          42        Chief Financial Officer
                                        and Secretary
  Ronald G. Ray               47        Vice President--Manufacturing
  Roger H. Skime              53        Vice President--Research & Development
  Ole E. Tweet                49        Vice President--New Product Development

        Mr. Ness has been Chairman of the Board of Directors of the Company since its inception in 1983. He is also co-owner and a Vice President of Northern Woodwork (specialty furniture manufacturer), Thief River Falls, Minnesota and a director of Northern State Bank.

        Mr. Twomey has been President and Chief Executive Officer of the Company since January 1986 and a director since 1987. He has held various executive officer positions with the Company since 1983. Mr. Twomey is also a Community Board Member of Norwest Bank Minnesota West, N.A. Mr. Twomey is also a Director of Lund International Holdings, Inc.

        Mr. Abrahamson has been Vice President--Materials of the Company since 1988. He has been with the Company since its inception in 1983, serving as Purchasing Agent prior to being named to his present post. Mr. Abrahamson has been employed in the snowmobile industry for 22 years.

        Mr. Blackwell has been Vice President--Marketing since May of 1992 and has over 14 years of marketing experience in the recreational vehicle field. Previously he served for five years as Marketing Director for American Suzuki Motor Corporation. His responsibilities have included the motorcycle and marine divisions.

        Mr. Delmore has been Chief Financial Officer of the Company since 1986 and has been Corporate Secretary of the Company since 1989. Mr. Delmore, a CPA with seven years of public accounting experience, joined the Company in 1985 as Controller.

        Mr. Ray has been Vice President-Manufacturing since April of 1992 and has over 26 years of manufacturing experience. He served previously for eight years as Vice President of Manufacturing for Advance Machine Company of Plymouth, Minnesota.

        Mr. Skime has been Vice President--Research and Development of the Company since its inception in 1983 and has been employed in the snowmobile industry for 35 years.

        Mr. Tweet, Vice President of New Product Development and General Manager of the Marine Division, had been the Company's Vice President--Marketing since its inception in 1983 and has been employed in the snowmobile industry for 31 years.

















               (This space intentionally left blank.)











                                 PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     The Company's common stock is traded on the NASDAQ National Market under the NASDAQ symbol "ACAT". Quotations below represent the high and low closing sale prices as reported by NASDAQ. The Company's stock began trading on the NASDAQ National Market on June 26, 1990.

                                         Years Ended

                             March 31, 1996             March 31, 1995
   Quarterly Prices          High         Low           High        Low

   First Quarter            $15.88       $10.98         $20.34    $16.17
   Second Quarter           $14.50       $11.00         $22.00    $17.17
   Third Quarter            $14.13       $11.00         $21.00    $16.75
   Fourth Quarter           $13.13       $ 9.50         $19.50    $14.50

   As of June 19, 1996, the Company had approximately 797 stockholders of record including the nominee of Depository Trust Company, which held 18,164,013 shares of common stock.

   On March 2, 1992, the Company initiated a $0.0267 per share regular quarterly dividend. The quarterly dividend was increased to $0.0355 per share on March 2, 1993 and subsequently increased to $0.0467 per share on March 2, 1994. On February 2, 1995, the Company increased the quarterly dividend to $0.06 per share. All dividends have been adjusted for stock-splits.






                         (This space intentionally left blank.)


Item 6.    Selected Financial Data
Years Ended March 31,
(in thousands, except per share amounts)


                             1996       1995       1994       1993      1992
                             ____       ____       ____       ____      ____
Income Statement Data:

Net sales                   $404,996   $367,144   $268,057   $184,720  $147,685
Cost of goods sold           308,946    267,210    190,972    132,950   107,293
                             _______    _______    _______    _______   _______
Gross profit                  96,050     99,934     77,085     51,770    40,392
Selling, general and
administrative expenses       72,473     50,939     36,906     26,196    22,219
                              ______     ______     ______     ______   _______
Operating profit              23,577     48,995     40,179     25,574    18,173
Interest expense                --         (17)       (98)      (184)     (270)
Interest income                2,228      2,383      1,595      1,533     1,711
                              ------     ------     ------     ------    ------
Earnings before income taxes  25,805     51,361     41,676     26,923    19,614
Income taxes                   9,159     17,976     14,170      8,912     6,369
                              ______     ______     ______     ______    ______
Net earnings                $ 16,646   $ 33,385   $ 27,506   $ 18,011  $ 13,245
                              ======     ======     ======     ======    ======

Net earnings per share      $   0.56   $   1.13   $   0.94   $   0.62  $   0.46
                              ======     ======     ======     ======    ======

Cash dividends per share    $   0.24   $   0.21   $   0.15   $   0.12  $   0.03
                              ======     ======     ======     ======    ======
Weighted average shares
outstanding                   29,661     29,495     29,267     29,078    28,620
                              ======     ======     ======     ======    ======

_______________________________________________________________________________
As of March 31,               1996       1995        1994       1993      1992
Balance Sheet Data (in thousands)

Cash & short-term inv.      $ 44,002   $ 65,241   $  59,923  $  54,812  $ 59,593
Working capital              130,142    128,845     104,885     83,878    71,455
Total assets                 207,996    183,996     154,980    122,149   103,873
Long-term debt                 --         --          --           581     1,334
Shareholders' equity         156,193    147,067     118,203     94,301    79,414

_______________________________________________________________________________
QUARTERLY FINANCIAL DATA (unaudited)
(in thousands, except per share amounts)
                            Total     First       Second    Third     Fourth
                            Year      Quarter     Quarter   Quarter   Quarter
Net Sales                   ______    ______      ______    ______    ______
    1996                   $404,996    61,759     166,059   123,623    53,555
    1995                    367,144    56,007     149,204   112,844    49,089
    1994                    268,057    37,393     106,924    88,161    35,579

Gross Profit
    1996                   $ 96,050    11,806      43,295    31,792     9,157
    1995                     99,934    13,741      41,845    32,940    11,408
    1994                     77,085     9,997      28,984    27,837    10,267

Net Earnings (Loss)
    1996                   $ 16,646    (4,268)     17,888     6,015    (2,989)
    1995                     33,385     3,583      18,959    10,761        82
    1994                     27,506     2,596      14,014     9,598     1,298

Earnings (Loss) Per Share
    1996                   $   0.56     (0.14)       0.60      0.20     (0.10)
    1995                       1.13      0.12        0.64      0.36      0.00
    1994                       0.94      0.09        0.48      0.33      0.04

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Fiscal 1996 was challenging for Arctco. The Company achieved record sales however, earnings were impacted by factory-to-dealer incentives for the personal watercraft (PWC) line, currency fluctuations with the Japanese yen, expenses related to the change in Canadian distribution, and development costs for the PWC and all-terrain vehicle (ATV) product lines. The Company achieved record retail sales of Arctic Cat snowmobiles for the thirteenth consecutive year. Arctic Cat and industry snowmobile inventories ended the year at manageable levels. The Company entered the $1.2 billion ATV market during the fourth quarter of fiscal 1996.

Financial Data
(in thousands, except per share data)
                                         Years Ended March 31,
                                1996            1995            1994

Net Sales                      $404,996        $367,144        $268,057
Net Earnings                   $ 16,646        $ 33,385        $ 27,506
Net Earnings Per Share            $0.56           $1.13           $0.94
Cash & Short-Term Investments  $ 44,002        $ 65,241        $ 59,923
Sales by Product Line (In %)
  Snowmobiles                        66%             65%             66%
  PWC                                14%             18%             13%
  ATVs                                3%              -               -
  Parts, Garments & Accessories      17%             17%             21%

Results of Operations

   1996 vs. 1995

    Net sales increased 10.3% in 1996 to $404,996,000 from $367,144,000 in 1995 due to a 6.5% increase in snowmobile unit volume, a 14.3% increase of parts, garments and accessories sales, and $12,763,000 of ATV sales as the Company entered the ATV market during the fourth quarter. PWC unit volume decreased 14.2% as shipments of certain new models were shifted to the first quarter of fiscal 1997. The Company believes the increases in snowmobile and accessory sales were driven by increased demand for the Company's products as well as by growth in the North American snowmobile market.

   Gross profit decreased 3.9% to $96,050,000 in 1996 from $99,934,000 in 1995.
Gross profit as a percent of net sales was 23.7% in 1996 compared to 27.2% in 1995. The decrease in the gross profit percentage is due principally to the fluctuation in the exchange rates between the U.S. dollar and the Japanese yen, as well as lower margins on PWC compared to last year. The Company shares exchange rate fluctuations with Suzuki Motor Corporation, its engine supplier. These fluctuations, which mainly affected the snowmobile and PWC product lines, decreased gross profit by approximately $4,000,000 over fiscal 1995 (see Inflation and Exchange Rates).

   Selling, general and administrative expenses increased 42.3% to $72,473,000 in 1996 from $50,939,000 in 1995. The increase is principally attributable to increased selling and administrative expenses related to the 10.3% increase in net sales, factory-to-dealer incentives for the PWC line, and to a much lesser extent, expenses related to the change in Canadian distribution and increased marketing and development costs for the PWC and ATV product lines. As a percent of net sales, selling, general and administrative expenses were 17.9% in 1996 compared to 13.9% in 1995.

   Operating profits decreased 51.9% to $23,577,000 in 1996 from $48,995,000 in 1995. As a percent of net sales, operating profits decreased to 5.8% in 1996 from 13.3% in 1995 (see gross profit and operating expense discussion).

   Net earnings decreased 50.1% to $16,646,000 in 1996 from $33,385,000 in 1995.
Net earnings as a percent of net sales were 4.1% and 9.1% in 1996 and 1995, respectively. Net earnings per share were $0.56 in 1996 compared to $1.13 in 1995.

   1995 vs. 1994

   Net sales increased 37.0% in 1995 to $367,144,000 from $268,057,000 in 1994 due to a 33.8% and a 67.1% increase in snowmobile and PWC unit volume, respectively, and a 16.3% increase of parts, garments and accessories sales. The Company believes its increases in snowmobile, PWC, and accessory sales were driven by increased demand for the Company's products as well as by growth in the North American snowmobile market and the U.S. PWC market.

   Gross profit increased 29.6% to $99,934,000 in 1995 from $77,085,000 in 1994.
Gross profit as a percent of net sales was 27.2% in 1995 compared to 28.8% in 1994. The decrease in the gross profit percentage is due to increased sales of PWC which yield lower margins than snowmobiles and the fluctuation in the exchange rates between the U.S. dollar, Canadian dollar, and the Japanese yen. The Company shares exchange rate fluctuations with its Canadian distributors and with Suzuki Motor Corporation, its engine supplier. These fluctuations, which mainly affected the snowmobile and PWC product lines, decreased gross profit by approximately $5,290,000 over fiscal 1994 (see Inflation and Exchange Rates).

   Selling, general and administrative expenses increased 38.0% to $50,939,000 in 1995 from $36,906,000 in 1994. The increase is attributable to increased selling and administrative expenses related to increased sales. As a percent of net sales, selling, general and administrative expenses remained relatively consistent in 1995 at 13.9% compared to 13.8% in 1994.

   Operating profits increased 21.9% to $48,995,000 in 1995 from $40,179,000 in 1994. As a percent of net sales, operating profits decreased to 13.3% in 1995 from 15.0% in 1994 (see gross profit discussion).

   Net earnings increased 21.4% to $33,385,000 in 1995 from $27,506,000 in 1994.
Net earnings as a percent of net sales were 9.1% and 10.3% in 1995 and 1994, respectively. Net earnings per share were $1.13 in 1995 compared to $0.94 in 1994.


Liquidity and Capital Resources

     The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of production in March and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. During fiscal 1996, 1995, and 1994 there were no short-term bank borrowings.

Cash and Short-Term Investments

     Cash and short-term investments were $44,002,000 at March 31, 1996 compared to $65,241,000 at March 31, 1995. The Company's cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company's snowmobile production cycle begins. The Company's investment objectives are first, safety of principal and second, rate of return.

Working Capital

     The Company has an unsecured credit agreement with a bank for the issuance of up to $30,000,000 of documentary and stand-by letters of credit. The total letters of credit issued at March 31, 1996 were $14,746,000, of which $11,464,000 was issued to Suzuki Motor Corporation for engine purchases. During the fourth quarter of fiscal 1996, the Company entered the ATV market. The production of ATVs will utilize essentially the same production facilities and
processes currently utilized by the Company.   The Company believes that cash
generated from operations will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program and capital expenditure requirements for the foreseeable future. In 1996, the Company invested $17,155,000 in capital expenditures.

     The Company does not provide financing for the purchase of snowmobiles, ATV's or PWC by its retail customers. The Company has agreements with certain financial institutions to provide floor plan financing for the Company's North American dealers. These agreements improve the Company's liquidity by financing dealer purchases of products without requiring substantial use of the Company's working capital. The Company is paid by the floorplan companies within thirty days of shipment and as part of its marketing program the Company pays the floor plan financing of its dealers for certain set time periods depending on the size of a dealer's order. The financing agreements require repurchase of repossessed new and unused units and sets limits upon the Company's potential liability for annual repurchases, such aggregate potential liability being approximately $9,400,000 at March 31, 1996. No material losses have been incurred by the Company under these agreements, which are terminable by either party upon 30 days notice.

Inflation and Exchange Rates

     Inflation is not expected to have a significant impact on the Company's business. The Company generally has been able to offset the impact of increasing costs through a combination of productivity gains and price increases.

     The relationship of the U.S. dollar to the Canadian dollar and Japanese yen may have a significant impact on the Company's business. Two of the Company's principal competitors are based in Japan and Canada. Also, the Company purchases its snowmobile, ATV and PWC engines and related parts from Suzuki Motor Corporation and sells a full line of products to Canadian dealers. All purchase and sales prices are determined annually. The Company has agreements with Suzuki Motor Corporation, that renew annually, to share the impact of fluctuations in the exchange rate between the U.S. dollar and Japanese yen, above and below a fixed range contained in the agreements for snowmobile and PWC engines. The Company has in the past, in the case of the Japanese yen, and may in the future enter into foreign exchange contracts for both the Japanese yen and the Canadian dollar to minimize the impact of exchange rate fluctuations (see gross profit discussion).

     Forward looking statements in this Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product mix; competitive pressure on sales and pricing; increase in material or production cost which cannot be recouped in product pricing; foreign currency exchange rate fluctuations; product liability claims in excess of insured amounts; environmental and product safety regulatory activity; effects of the weather; and overall economic conditions and consumer confidence.



Item 8.  Financial Statements and Supplementary Data

         Financial Statements and Notes appear on pages F-1 through F-11.

         Quarterly financial data appears in Item 6.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information included under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held August 8, 1996, is incorporated herein by reference.

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Item 4(a) of this Form 10-K.

Item 11.  Executive Compensation

     The information included under the heading "Executive Compensation and Other Information" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled to be held August 8, 1996, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information included under the heading "Beneficial Ownership of Capital Stock" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled to be held August 8, 1996, is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions, appearing under the heading "Executive Compensation and Other Information-Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on August 8, 1996, is incorporated herein by reference.


                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)  Documents filed as part of report

     1. Financial Statements.

          The following consolidated financial statements of the Company and its subsidiaries are filed as part of Form 10-K:

                                                                Form 10-K
                                                                Page Reference
         (i)       Consolidated Balance Sheets                          F-1
                   as of March 31, 1996 and 1995

        (ii)       Consolidated Statements of Earnings                  F-2
                   for the three years ended March 31, 1996, 1995 and 1994

       (iii)       Consolidated Statements of Shareholders'             F-3
                   Equity for the three years ended March 31, 1996, 1995 and 1994

        (iv)       Consolidated Statements of Cash Flows                F-4
                   for the three years ended March 31, 1996, 1995 and 1994

         (v)       Notes to Consolidated Financial                      F-5 to
                   Statements                                           F-11

        (vi)       Report of Independent Certified Public               F-12
                   Accountants

       2.  Schedules filed as part of Form 10-K:

         (i)       Schedule II - Valuation and Qualifying Accounts      F-13

        (ii)       Exhibit 27 - Financial Data Schedule                 F-14


       3.   Exhibits                                            Method of Filing

          3(a) Amended and Restated Articles of Incorporation           (1)
               of Company

          3(b) Restated By-Laws of the Company                          (1)

          4(a) Form of specimen Common Stock Certificate                (1)

         10(a) 1989 Stock Option Plan                                   (1)

         10(b) 1995 Stock Option Plan                                   (1)

         10(c) Purchase/Supply Agreement dated as of                    (1)
               March 1, 1985 between Suzuki Motor Co.,
               Ltd. and the Company, and related Agreement on Implementation of Warranty Provision.

         10(d) Form of Employment Agreement between the                 (1)
               Company and each of its executive officers

         10(e) Floorplan Repurchase Agreement dated                     (1)
               July 13, 1984, between the Company
               and ITT Commercial Finance Corp.

         10(f) Floorplan Repurchase Agreement dated as                  (1)
               of June 15, 1988, between the Company
               And ITT Commercial Finance, a division
               Of ITT Industries of Canada, Ltd.

         10(g) Conditional Credit Line for issuance of documentary      (1)
               and stand-by letter of credit dated as of August 30, 1993 between the Company and Norwest Bank Minnesota,
               National Association

           21  Subsidiaries of the Registrant                           (2)

           23  Consent of Independent Certified Public Accountants      (2)

    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended March 31, 1996.

    (c)   Exhibits


          Reference is made to Item 14(a) 3.

    (d)   Schedules

          Reference is made to 14(a) 2.

 --------------------------------------


    (1)  Incorporated herein by reference to the Company's Form
         S-1 Registration Statement (File Number 33-34984).

    (2)  Filed with this Form 10-K.












                   (This space intentionally left blank.)



                                SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of June, 1996.

                                                ARCTCO, INC.

                                              /s/Christopher A. Twomey
                                              _________________________________
                                                 Christopher A. Twomey
                                              President, Chief Executive Officer
                                                        and Director
                                                (Principle Executive Officer
                                                             and Director)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/William G. Ness                                            June 28, 1996
___________________________                                 ___________________

William G. Ness
Chairman of the Board and Director

/s/Christopher A. Twomey                                      June 28, 1996
___________________________                                 ____________________
Christopher A. Twomey
President, Chief Executive Officer
and Director
(Principle Executive Officer)

/s/Timothy C. Delmore                                         June 28, 1996
___________________________                                 ____________________
Timothy C. Delmore
Chief Financial Officer
(Principle Financial and Accounting Officer)

/s/Robert J. Dondelinger                                      June 28, 1996
___________________________                                 ____________________
Robert J. Dondelinger, Director

/s/William I. Hagen                                           June 28, 1996
__________________________                                  ____________________
William I. Hagen, Director

/s/Takeshi Natori                                             June 28, 1996
__________________________                                  ____________________
Takeshi Natori, Director

/s/Lowell T. Swenson                                          June 28, 1996
__________________________                                  ____________________
Lowell Swenson, Director

/s/Gregg A. Ostrander                                         June 28, 1996
__________________________                                  ____________________
Gregg A. Ostrander, Director

/s/Kenneth J. Roering                                         June 28, 1996
__________________________                                  ____________________
Kenneth J. Roering, Director






                        Arctco, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                   March 31,

     ASSETS                                       1996                1995
                                                  ____                ____
CURRENT ASSETS
     Cash and cash equivalents               $  9,032,000        $  5,632,000
     Short-term investments                    34,970,000          59,609,000
     Accounts receivable, less allowances      36,465,000          19,366,000
     Inventories                               86,618,000          69,926,000
     Prepaid expenses                           2,404,000           2,004,000
     Income taxes receivable                           -            2,622,000
     Deferred income taxes                      8,920,000           4,759,000
                                              ___________         ___________
          Total current assets                178,409,000         163,918,000

PROPERTY, PLANT AND EQUIPMENT - (at cost)
     Machinery, equipment and tooling          55,118,000          39,911,000
     Buildings and improvements                 6,191,000           5,012,000
     Land                                         192,000             192,000
                                               __________          __________
                                               61,501,000          45,115,000
     Less accumulated depreciation             31,914,000          25,037,000
                                               __________          __________
                                               29,587,000          20,078,000
                                               __________          __________
                                             $207,996,000        $183,996,000
                                              ===========         ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                        $ 23,947,000        $ 15,990,000
     Accrued expenses                          24,320,000          19,083,000
                                               __________          __________
          Total current liabilities            48,267,000          35,073,000

DEFERRED INCOME TAXES                           3,536,000           1,856,000

COMMITMENTS AND CONTINGENCIES                          -                   -

SHAREHOLDERS' EQUITY
  Preferred stock, par value $1.00;
    2,300,000 shares authorized; none issued           -                   -
  Preferred stock - Series A Junior
    Participating, par value $1.00;
    450,000 shares authorized; none issued             -                   -
  Common stock, par value $.01; 37,440,000
    shares authorized; shares issued and
    outstanding, 22,055,971 in 1996;
    22,070,413 in 1995                            221,000             221,000
  Class B common stock, par value $.01;
    7,560,000 shares authorized, issued,
    and outstanding                                76,000              76,000
  Additional paid-in capital                   22,502,000          22,903,000
  Retained earnings                           133,394,000         123,867,000
                                              ___________         ___________
                                              156,193,000         147,067,000
                                              ___________         ___________
                                             $207,996,000        $183,996,000
                                              ============        ============
                                       F-1

                        Arctco, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF EARNINGS
                             Years ended March 31,


                                    1996           1995           1994
                                    ____           ____           ____

Net sales                       $404,996,000   $367,144,000   $268,057,000

Cost of goods sold               308,946,000    267,210,000    190,972,000
                                 ___________    ___________    ___________
     Gross profit                 96,050,000     99,934,000     77,085,000

Selling, general and
administrative expenses           72,473,000     50,939,000     36,906,000
                                 ___________    ___________    ___________

     Operating profit             23,577,000     48,995,000     40,179,000

Other income (expense)
     Interest income               2,228,000      2,383,000      1,595,000
     Interest expense                    -          (17,000)       (98,000)
                                 ___________    ___________    ___________
                                   2,228,000      2,366,000      1,497,000
                                 ___________    ___________    ___________
Earnings before income taxes      25,805,000     51,361,000     41,676,000

Income tax expense                 9,159,000     17,976,000     14,170,000
                                 ___________    ___________    ___________
     Net earnings               $ 16,646,000   $ 33,385,000   $ 27,506,000
                                  ==========     ==========     ==========

Net earnings per share                  $.56          $1.13           $.94
                                         ===           ====            ===
Weighted average shares
  outstanding                     29,661,000     29,495,000     29,267,000
                                  ==========     ==========     ==========
























                                Arctco, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    Years ended March 31,

                                                          Class B          Additional
                                  Common Stock          Common Stock        Paid-in        Retained
                              Shares       Amount     Shares     Amount     Capital        Earnings      Total
                              ______       ______     ______     ______    __________     __________    _________
Balances at April 1, 1993    21,574,555   $216,000   7,560,000   $76,000   $20,639,000  $ 73,370,000  $ 94,301,000

 Contribution to retirement
   savings plan                   4,896         -           -         -         74,000            -         74,000

 Exercise of stock options      249,372      2,000          -         -      1,156,000            -      1,158,000

 Tax benefits derived from
   stock option exercises            -          -           -         -        517,000            -        517,000

 Common stock retired           (58,437)        -           -         -       (865,000)           -       (865,000)

 Cash dividends                      -          -           -         -             -     (4,488,000)   (4,488,000)

 Net earnings                        -          -           -         -             -     27,506,000    27,506,000
                             __________    _______   _________    ______    __________    __________   ___________

Balances at March 31, 1994   21,770,386    218,000   7,560,000    76,000    21,521,000    96,388,000   118,203,000

 Contribution to retirement
   savings plan                   4,197         -           -         -         77,000            -         77,000

 Exercise of stock options      375,212      4,000          -         -      1,947,000            -      1,951,000

 Tax benefits derived from
   stock option exercises            -          -           -         -        914,000            -        914,000

 Common stock retired           (79,382)    (1,000)         -         -     (1,556,000)           -     (1,557,000)

 Cash dividends                      -          -           -         -             -     (5,906,000)   (5,906,000)

 Net earnings                        -          -           -         -             -     33,385,000    33,385,000
                             __________    _______   _________    ______    __________    __________   ___________

Balances at March 31, 1995   22,070,413    221,000   7,560,000    76,000    22,903,000   123,867,000   147,067,000

 Exercise of stock options       58,786      1,000          -         -        302,000            -        303,000

 Tax benefits derived from
   stock option exercises            -          -           -         -         62,000            -         62,000

 Common stock retired           (73,228)    (1,000)         -         -       (765,000)           -       (766,000)

 Cash dividends                      -          -           -         -             -     (7,119,000)   (7,119,000)

 Net earnings                        -          -           -         -             -     16,646,000    16,646,000
                             __________    _______   _________    ______    __________    __________   ___________

Balances at March 31, 1996   22,055,971   $221,000   7,560,000   $76,000   $22,502,000  $133,394,000  $156,193,000
                             ==========    =======   =========   =======    ==========   ===========   ===========
                                       F-3

                        Arctco, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years ended March 31,


                                             1996          1995          1994
Cash flows from operating activities
 Net earnings                           $ 16,646,000  $ 33,385,000 $ 27,506,000
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities
    Depreciation                           7,646,000     5,448,000    4,584,000
    Deferred income taxes                 (2,481,000)     (127,000)    (680,000)
    Contribution to retirement
     savings plan                                 -         77,000       74,000
    Changes in operating assets
     and liabilities:
      Trading securities                  25,280,000   (12,603,000)          -
      Accounts receivable                (17,099,000)   (4,353,000)  (6,057,000)
      Inventories                        (16,692,000)  (10,030,000) (19,014,000)
      Prepaid expenses                      (400,000)   (1,265,000)     260,000
      Accounts payable                     7,957,000    (3,308,000)   4,691,000
      Accrued expenses                     5,237,000     2,599,000    5,088,000
      Income taxes                         2,684,000    (1,481,000)    (404,000)
                                          __________    __________   __________
        Net cash provided by
        operating activities              28,778,000     8,342,000   16,048,000

Cash flows from investing activities
 Additions to property, plant and
  equipment                              (17,155,000)  (10,664,000)  (6,742,000)
 Sales and maturities of
  available-for-sale securities            2,292,000     2,669,000           -
 Purchases of available-for-sale
  securities                              (2,933,000)   (4,032,000)          -
 Sales of short-term investments - net            -             -       823,000
                                          __________    __________    _________
        Net cash used in
        investing activities             (17,796,000)  (12,027,000)  (5,919,000)

Cash flows from financing activities
 Dividends paid                           (7,119,000)   (5,906,000)  (4,488,000)
 Proceeds from issuance of common stock      209,000       943,000      293,000
 Common stock retired                       (672,000)           -            -
                                          __________    __________    _________
        Net cash used in
        financing activities              (7,582,000)   (4,963,000)  (4,195,000)
                                          __________    __________    _________
Net increase (decrease) in cash
 and equivalents                           3,400,000    (8,648,000)   5,934,000

Cash and equivalents at beginning
 of year                                   5,632,000    14,280,000    8,346,000
                                          __________    __________    _________
Cash and equivalents at end of year     $  9,032,000  $  5,632,000 $ 14,280,000
                                          ==========    ==========   ==========

Supplemental disclosure of cash
 payments for income taxes              $ 10,869,000  $ 19,584,000 $ 15,254,000
                                          ==========    ==========   ==========

Supplemental disclosure of non-cash financing activities:

  During 1996, 1995 and 1994, common stock with a fair market value of $94,000, $1,557,000 and $865,000 was canceled as settlement for the exercise of certain stock options and associated payroll taxes.

  Tax benefits derived from the exercise of stock options reduced income tax obligations and increased additional paid-in capital in the amount of $62,000, $914,000 and $517,000 during 1996, 1995 and 1994.



                        Arctco, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1996, 1995 and 1994



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Arctco, Inc. and subsidiaries (the "Company") design, engineer, manufacture and market snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, and personal watercraft under the Tigershark brand name, as well as related parts, garments and accessories, principally through its facilities in Thief River Falls, Minnesota. Principal products, as a percentage of 1996 sales, are: snowmobiles - 66%, watercraft - 14%, ATVs - 3%, and parts, garments and accessories - 17%. The Company's products are sold through a network of independent dealers and distributors located throughout the United States, Canada, Scandinavia and other international markets.

  Principles of Consolidation:
  The consolidated financial statements include the accounts of Arctco, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Cash and Equivalents:
  The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. Cash equivalents totaled $12,582,000 and $10,250,000 at March 31, 1996 and 1995, are stated at cost, which approximates market value, based upon quoted market prices, and were principally invested in three issuers' and two issuers' put bonds in 1996 and 1995.

  Short-Term Investments:
  Short-term investments are stated at cost, which approximates market value, based upon quoted market prices, and include trading securities with unrealized gains and losses included in income and available-for-sale securities with unrealized gains and losses reported as a separate component of shareholders' equity.

  Inventories:
  Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. Cost is determined using the first-in, first-out method.

  Property, Plant and Equipment:
  Depreciation is provided in amounts to relate the cost of depreciable assets to operations over their estimated service lives principally on a straight-line basis. Estimated service lives range from 15-25 years for buildings and improvements and 3-7 years for machinery, equipment and tooling. Accelerated and straight-line methods are used for income tax reporting.

  Product Warranties:
  The Company provides for estimated warranty costs at the time of sale. Warranty costs on certain parts and components are reimbursed to the Company by supplying vendors.








  Insurance:
  The Company is self-insured for employee medical, workers' compensation and product liability claims. Specific stop loss coverages are provided for catastrophic claims. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated.

  Revenue Recognition:
  The Company recognizes revenue when products are shipped to dealers and distributors.

  Research and Development:
  The Company expenses research and development costs as incurred. Research and development expense was $9,317,000, $7,207,000 and $4,448,000 during 1996,
  1995 and 1994.

  Advertising:
  The Company expenses advertising costs as incurred. Advertising expense was $12,296,000, $8,903,000 and $6,417,000 during 1996, 1995 and 1994.

  Net Earnings Per Share:
  Net earnings per share is based upon the weighted average outstanding common shares and common share equivalents, when dilutive.

  Use of Estimates:
  Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

  New Accounting Standards:
  The Company is required to adopt two new accounting standards as of April 1, 1996. The first standard establishes guidance on when and how to measure impairment of long-lived assets and how to value long-lived assets to be disposed of. The second standard establishes accounting and reporting for stock-based compensation plans. This standard permits the Company to continue to use the intrinsic value method, while requiring additional disclosures concerning its stock-based compensation plans. Management believes the adoption of these new standards will not have a material effect on the Company's financial statements.

  Foreign Exchange Contracts:
  The Company enters into foreign exchange forward contracts to hedge purchase commitments denominated in Japanese yen. Gains and losses on the foreign exchange contracts are deferred and included in the determination of the related foreign currency transaction. At March 31, 1996, the Company had open Japanese yen forward purchase contracts with notional amounts totaling $14,485,000 U.S.dollars.

NOTE B - SHORT-TERM INVESTMENTS

  Short-term investments consist primarily of a diversified portfolio of tax exempt municipal bonds and municipal bond mutual funds and are classified as follows at March 31:

                                               1996                1995
                                               ____                ____

     Trading securities                     $20,014,000         $45,294,000
     Available-for-sale debt securities      14,956,000          14,315,000
                                             __________          __________
                                            $34,970,000         $59,609,000
                                             ==========          ==========
                                       F-6

  The contractual maturities of available-for-sale debt securities at March 31, 1996, are due as follows: $769,000 within one year, $3,215,000 from one year through five years, and $10,972,000 from five years through ten years. Gross realized gains and losses on the sale of available-for-sale securities were not material, utilizing the specific identification method.

NOTE C -INVENTORIES

  Inventories consist of the following at March 31:
                                                 1996            1995
                                                 ____            ____

     Raw materials and sub-assemblies          $39,027,000    $33,772,000
     Finished goods                             22,727,000     14,815,000
     Parts, garments and accessories            24,864,000     21,339,000
                                                __________     __________
                                               $86,618,000    $69,926,000
                                                ==========     ==========



NOTE D - ACCRUED EXPENSES

  Accrued expenses consist of the following at March 31:

                                                 1996             1995
                                                 ____             ____

     Compensation                            $ 5,892,000      $ 7,822,000
     Warranty                                  7,939,000        6,012,000
     Self-insured retentions                   3,185,000        2,504,000
     Other                                     7,304,000        2,745,000
                                              __________       __________
                                             $24,320,000      $19,083,000
                                              ==========       ==========

NOTE E - RETIREMENT SAVINGS PLAN

  The Company's 401(k) retirement savings plan covers substantially all eligible employees. Employees may contribute up to 20% of their compensation with the Company matching 100% of the employee contributions, up to a maximum of 3% of the employee's compensation. The Company can elect to make additional contributions at its discretion. Total Company contributions were $724,000, $579,000 and $381,000 in 1996, 1995 and 1994.


NOTE F - RELATED PARTY TRANSACTIONS

  The Company purchases engines and related parts, which are manufactured in Japan, from Suzuki Motor Corporation (Suzuki) (see Note J). Such purchases totaled $95,619,000, $77,005,000 and $54,491,000 in 1996, 1995 and 1994. The
  purchase price of engines and related parts is determined annually. The Company has an agreement with Suzuki, which renews annually, to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement for snowmobile and watercraft engine purchases. Foreign currency exchange losses under this agreement were not material during the periods presented.





  As described above, and in Note J, the Company is dependent on Suzuki for the near term supply of its engines and related parts. An interruption of this supply could have a material adverse effect on the Company's operations.

  Freight services and certain raw materials are purchased from companies where certain of the Company's directors are officers or significant shareholders. In 1996, 1995 and 1994, these transactions aggregated $6,255,000, $4,961,000 and $3,960,000.


NOTE G - INCOME TAXES

  Income tax expense consists of the following for the years ended March 31:

                                    1996              1995             1994
                                    ____              ____             ____

    Current  -Federal            $10,375,000       $16,227,000     $13,406,000
             -State                1,265,000         1,876,000       1,444,000

    Deferred                      (2,481,000)         (127,000)       (680,000)
                                  __________        __________      __________
                                   9,159,000       $17,976,000     $14,170,000
                                  ==========        ==========      ==========

  The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes are as follows at March 31:

                                                      1996             1995
                                                      ____             ____
    Deferred income taxes - assets
     Accrued warranty                               $2,977,000      $2,255,000
     Inventory capitalization and reserves           2,317,000       1,405,000
     Other                                           3,626,000       1,099,000
                                                     _________       _________
                                                    $8,920,000      $4,759,000
                                                     =========       =========

    Deferred income taxes - liabilities
     Depreciation                                   $2,057,000      $1,275,000
     Other                                           1,479,000         581,000
                                                     _________       _________
                                                    $3,536,000      $1,856,000
                                                     =========       =========


  The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended March 31:

                                                1996       1995       1994
                                                ____       ____       ____

     Statutory income tax rate                  35.0%      35.0%      35.0%
     State taxes                                 3.2        2.4        2.2
     Tax exempt interest                        (2.9)      (1.6)      (1.3)
     Foreign sales corporation                  (2.0)      (1.0)      (1.3)
     Other                                       2.2         .2        (.6)
                                                ____       ____       ____
                                                35.5%      35.0%      34.0%
                                                ====       ====       ====

NOTE H - COMMITMENTS AND CONTINGENCIES

  Letters of Credit:
  At March 31, 1996, the Company had an unsecured credit agreement with a bank for the issuance of up to $30,000,000 of documentary and stand-by letters of credit. The total letters of credit issued at March 31, 1996, were $14,746,000, of which $11,464,000 were issued to Suzuki for engine purchases (see Note F). The letters of credit expire through September 1996.

  Dealer Financing:
  Finance companies provide certain of the Company's dealers and distributors with financing. The Company has agreements to repurchase certain repossessed products sold to its dealers and reimburse the finance companies for losses up to specified limits. At March 31, 1996, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $9,400,000. No material losses have been incurred under these agreements during the periods presented.

  The Company pays a specified portion of the floor plan interest payable to finance companies for certain of its distributors and dealers who qualify under various marketing programs. Total payments under these programs were $7,416,000, $4,881,000 and $1,726,000 in 1996, 1995 and 1994.

  Employment Agreements:
  The Company has employment agreements with its executive officers which provide, among other things, severance payments in the event of a change in control of the Company or the executive is terminated without cause. The agreements also contain non-compete restrictions and prohibit disclosure of confidential information concerning the Company.

  Litigation:
  The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not be material to the Company's cash flow or consolidated financial statements.


NOTE I - STOCK OPTION PLANS

  During 1996, the Company's Board of Directors and shareholders approved the 1995 Stock Option Plan which provides options for the purchase of 1,800,000 shares of the Company's common stock.

  At March 31, 1996, the Company had 1,693,052 shares of common stock reserved for issue under its 1989 and 1995 stock option plans. These plans provide for incentive stock options and other options to be granted to directors, officers and other key employees at an exercise price which is equal to the fair market value on the date of grant.

  Transactions under the plans during each of the three years in the period ended March 31, 1996 are summarized as follows:











                                       F-9
                                        Number of               Average option
                                        options                price per share
                                        _________              ________________

     Outstanding at April 1, 1993       1,172,252                    $ 5.31
       Granted                            239,646                     10.75
       Exercised                         (249,372)                     4.65
                                        __________                   _______

     Outstanding at March 31, 1994      1,162,526                      6.57
       Granted                            241,471                     16.64
       Exercised                         (375,213)                     5.20
                                        __________                   _______

     Outstanding at March 31, 1995      1,028,784                      9.44
       Granted                            255,000                     11.25
       Exercised                          (58,786)                     5.15
                                        __________                   _______

     Outstanding at March 31, 1996      1,224,998                    $10.02
                                        =========                    =======

  Outstanding options totaling 475,831 were exercisable at March 31, 1996.


NOTE J - SHAREHOLDERS' EQUITY

  Class B Common Stock:
  Suzuki owns all outstanding shares of the Company's Class B common stock. At the option of Suzuki, the Class B common stock is convertible into an equal number of shares of the Company's common stock. The Class B shareholder is entitled to elect one member of the Company's Board of Directors but cannot vote for the election of other directors of the Company. The Class B shareholder can vote on all other matters submitted to the common shareholders. The Class B common stock participates equally with the common stock in all dividends and other distributions duly declared by the Company's Board of Directors. The Class B common shares are converted into an equal number of shares of common stock if: Suzuki owns less than 15% of the aggregate number of outstanding common and Class B common shares;
  the Company becomes a non-surviving party due to a merger, recapitalization, or the Company sells substantially all of its assets; or due to the transfer of Class B common stock by Suzuki to any person.

  In addition, the Company has a Stock Purchase Agreement with Suzuki that prohibits the purchase of additional shares of the Company's common stock unless, following such purchase, Suzuki's ownership is less than or equal to 32% of the aggregate outstanding shares of common and Class B common stock. The Company has the first right of refusal to purchase any shares Suzuki intends to sell. Suzuki has agreed not to compete in the manufacture of snowmobiles or related parts so long as it supplies engines to the Company or owns at least 10% of the aggregate common and Class B common shares outstanding.

  Preferred Stock:
  The Company's Board of Directors is authorized to issue 2,300,000 shares of $1.00 par value preferred stock in one or more series. The board can determine voting, conversion, dividend and redemption rights and other preferences of each series. No shares have been issued.




                                       F-10
  Shareholders' Rights Plan:
  In connection with the adoption of a Shareholders' Rights Plan, the Company created a Series A Junior Participating preferred stock. Under terms of the Company's Shareholder Rights Plan, upon the occurrence of certain events, registered holders of common stock and Class B common stock are entitled to purchase one-hundredth of a share of Series A Junior Participating preferred stock at a stated price, or to purchase either the Company's common shares or common shares of an acquiring entity at half their market value. The Rights related to this plan expire September 5, 2001.

  Stock Split:
  In August 1994, the Company's Board of Directors declared a three-for-two split of the Company's common stock and Class B common stock, which was distributed in September 1994.

  Share Repurchase Authorization:
  During 1996, the Company's Board of Directors authorized the repurchase of up to 1,500,000 shares of common stock. During 1996, the Company invested $672,000 to repurchase and cancel 66,000 shares.


NOTE K - EXPORT SALES AND MAJOR CUSTOMER

  Sales to foreign customers (located primarily in Canada) amounted to $73,964,000, $74,136,000 and $57,717,000 in 1996, 1995 and 1994.
  Substantially all sales to foreign customers are denominated in U.S. currency.

  Prior to March 31, 1996, the Company marketed its products to Canadian dealers through two distributors serving eastern and western Canada. Sales to one of these distributors amounted to $29,437,000, $40,175,000 and $32,880,000 during 1996, 1995 and 1994. Effective April 1, 1996, the Company will begin marketing all of its products directly to Canadian dealers.


NOTE L - RECLASSIFICATIONS

  Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

























                                       F-11

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Arctco, Inc.

     We have audited the accompanying consolidated balance sheets of Arctco, Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arctco, Inc. and subsidiaries as of March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

     We have also audited Schedule II of Arctco, Inc. and subsidiaries for each of the three years in the period ended March 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/Grant Thornton LLP
______________________
GRANT THORNTON LLP
Minneapolis, Minnesota
May 10, 1996





















                                       F-12

                      ARCTCO, INC. AND SUBSIDIARIES
                SCHEDULE II-VALUATION AND QUALIFING ACCOUNTS
                    THREE YEARS ENDED MARCH 31, 1996

                                 Balance at     Charged to     Charged to
                                 Beginning      Costs and      Other Accounts   Deductions-      Balance at end
    Description                  of Period      Expenses        -Describe        Describe         of Period
    ___________                  __________     ___________    ______________   ___________     ________________

Warranty Reserve
 Year ended March 31, 1996       $6,012,000     $14,354,000         -          $12,427,000 (a)     $7,939,000

 Year ended March 31, 1995       $5,518,000     $ 9,638,000         -          $ 9,144,000 (a)     $6,012,000

 Year ended March 31, 1994        4,448,000       7,972,000         -            6,902,000 (a)      5,518,000


Self-insured Retentions:
 Year ended March 31, 1996        2,504,000       3,777,000         -            3,096,000 (b)      3,185,000

 Year ended March 31, 1995        2,449,000       2,432,000         -            2,377,000 (b)      2,504,000

 Year ended March 31, 1994        1,377,000       2,672,000         -            1,600,000 (b)      2,449,000

Other:
 Year ended March 31, 1996        1,608,000          -              -                -              3,037,000

 Year ended March 31, 1995        1,683,000          -              -                -              1,608,000

 Year ended March 31, 1994        1,658,000          -              -                -              1,683,000

(a) Warranty claims paid less vendor reimbursements.
(b) Health and workers' comp claims and expenses paid.

























                                       F-13



                                                               Exhibit 21


                                ARCTCO, INC.

                        Subsidiaries of the Company







                              Arctco FSC, Inc.
                       (a foreign sales corporation)
                      Organized under the laws of the
                        United States Virgin Islands
                    100% of common stock owned by parent







                             Arctco Sales, Inc.
                          organized under the laws
                          of the State of Minnesota
                     100% of common stock owned by parent




                                                               Exhibit 23


              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have issued our report dated May 10, 1996, accompanying the consolidated financial statements and schedule included in the Annual Report of Arctco, Inc. on Form 10-K for the year ended March 31, 1996. We hereby consent to the incorporation by reference of said report in the Registration Statements of Arctco, Inc. on Form S-8 (File No. 33-37065, effective October 1, 1990, File No. 33-69916, effective October 4, 1993, and File No. 33-97244, effective September 22, 1995).



/s/Grant Thornton LLP
______________________
GRANT THORNTON LLP
Minneapolis, Minnesota
June 13, 1996


                                                               Exhibit 27
                     Arctco, Inc. and Subsidiaries
                        FINANCIAL DATA SCHEDULE
                                1996

This schedule contains summary financial information extracted from Arctco, Inc. and subsidiaries consolidated financial statements and is qualified in its entirety by reference to such financial statements.


[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          MAR-31-1996
[PERIOD-END]                               MAR-31-1996
[CASH]                                       9,032,000
[SECURITIES]                                34,970,000
[RECEIVABLES]                               36,965,000
[ALLOWANCES]                                 (500,000)
[INVENTORY]                                 86,618,000
[CURRENT-ASSETS]                           178,409,000
[PP&E]                                      61,501,000
[DEPRECIATION]                              31,914,000
[TOTAL-ASSETS]                             207,996,000
[CURRENT-LIABILITIES]                       48,267,000
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                       297,000
[OTHER-SE]                                 155,896,000
[TOTAL-LIABILITY-AND-EQUITY]               207,996,000
[SALES]                                    404,996,000
[TOTAL-REVENUES]                           404,996,000
[CGS]                                      308,946,000
[TOTAL-COSTS]                              308,946,000
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                               215,000
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                             25,805,000
[INCOME-TAX]                                 9,159,000
[INCOME-CONTINUING]                         16,646,000
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                16,646,000
[EPS-PRIMARY]                                      .56
[EPS-DILUTED]                                        0









                                       F-14