Form 10-Q/A
period 1996-03-31
ARCTIC CAT INC
filed 1996-10-15
CIK 719866

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1996 or

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:   0-18607


                                   ARCTCO, INC.
               (Exact name of registrant as specified in its charter)

              Minnesota                                       41-1443470
      (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                        Identification No.)

600 Brooks Avenue South, Thief River Falls, Minnesota             56701
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (218) 681-8558 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value.


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X     No

At August 13, 1996, 22,052,803 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.


                        Arctco, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                (unaudited)

                                                  June 30,          March 31,
ASSETS                                              1996              1996
______                                           _________          _________

CURRENT ASSETS
    Cash and cash equivalents                  $  4,042,000        $  9,032,000
    Short-term investments                       29,678,000          34,970,000
    Accounts receivable, less allowances         44,323,000          36,465,000
    Inventories                                 100,943,000          86,618,000
    Prepaid expenses                              2,519,000           2,404,000
    Deferred income taxes                         9,080,000           8,920,000
                                                ___________         ___________
         Total current assets                   190,585,000         178,409,000

PROPERTY, PLANT AND EQUIPMENT - at cost
    Machinery, equipment and tooling             58,918,000          55,118,000
    Buildings and improvements                    6,463,000           6,191,000
    Land                                            551,000             192,000
                                                 __________          __________
                                                 65,932,000          61,501,000
    Less accumulated depreciation                34,176,000          31,914,000
                                                 __________          __________
                                                 31,756,000          29,587,000
                                                 __________          __________
                                               $222,341,000        $207,996,000
                                                ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
____________________________________
CURRENT LIABILITIES
    Accounts payable                           $ 41,727,000        $ 23,947,000
    Accrued expenses                             21,728,000          24,320,000
                                                 __________          __________
         Total current liabilities               63,455,000          48,267,000

DEFERRED INCOME TAXES                             3,630,000           3,536,000

COMMITMENTS AND CONTINGENCIES                            -                   -

SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,300,000 shares authorized; none issued           -                   -
    Preferred stock - Series A Junior
      Participating, par value $1.00;
      450,000 shares authorized; none issued             -                   -
    Common stock, par value $.01; 37,440,000
      shares authorized; shares issued and
      outstanding, 22,046,153 at June 30, 1996;
      22,055,971 at March 31, 1996                  220,000             221,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                                76,000              76,000
    Additional paid-in capital                   22,345,000          22,502,000
    Retained earnings                           132,615,000         133,394,000
                                                __________          ___________
                                                155,256,000         156,193,000
                                                __________          ___________
                                               $222,341,000        $207,996,000
                                                ===========         ===========
  The accompanying notes are an integral part of these statements.


                        Arctco, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (unaudited)








                                                Three Months Ended June 30,
                                                ___________________________

                                                   1996                1995
                                                  ______              ______

Net sales                                      $89,126,000          $61,759,000

Cost of goods sold                              70,587,000           49,953,000
                                                __________           __________
Gross profit                                    18,539,000           11,806,000

Selling, general and
 administrative expenses                        17,328,000           19,023,000
                                                __________           __________
Operating profit (loss)                          1,211,000           (7,217,000)

Interest income                                    342,000              600,000
                                                __________           __________

Earnings (loss) before income taxes              1,553,000           (6,617,000)

Income tax expense (benefit)                       551,000           (2,349,000)
                                                __________           __________
Net earnings (loss)                            $ 1,002,000          ($4,268,000)
                                                ==========           ==========
Net earnings (loss) per share                  $    0.03               ($0.14)
                                                ==========           ==========
Weighted average shares outstanding             29,603,000           29,643,000
                                                ==========           ==========






The accompanying notes are an integral part of these statements.

                        Arctco, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                    Three Months Ended June 30,

                                                      1996              1995
Cash flows from operating activities                ________           _______
  Net earnings (loss)                             $1,002,000        ($4,268,000)
  Adjustments to reconcile net earnings
   (loss) to net cash provided by (used in)
   operating activities
    Depreciation                                   2,267,000          1,666,000
    Deferred income taxes                            (66,000)        (1,469,000)
    Changes in operating assets
     and liabilities:
     Trading securities                            3,418,000         22,372,000
     Accounts receivable                          (7,858,000)        (9,242,000)
     Inventories                                 (14,325,000)       (20,916,000)
     Prepaid expenses                               (115,000)            28,000
     Accounts payable                             17,780,000         14,466,000
     Accrued expenses                             (2,592,000)        (1,183,000)
     Income taxes                                       -              (880,000)
      Net cash provided by (used in)              __________          __________
       operating activities                         (489,000)           574,000

Cash flows from investing activities
  Additions to property, plant and
   equipment                                      (4,436,000)        (2,317,000)
  Sales and maturities of available-for-sale
  securities                                       1,874,000            250,000
  Purchases of available-for-sale
   securities                                           -              (248,000)
      Net cash provided by (used in)              __________          __________
       investing activities                       (2,562,000)        (2,315,000)

Cash flows from financing activities
  Dividends paid                                  (1,781,000)        (1,779,000)
  Proceeds from issuance of common stock                -               135,000
  Common stock retired                              (158,000)             -
      Net cash used in                            __________          __________
        financing activities                      (1,939,000)        (1,644,000)
                                                  __________          __________
Net decrease in cash and
  equivalents                                     (4,990,000)        (3,385,000)

Cash and equivalents at the beginning
  of period                                        9,032,000          5,632,000
                                                  __________          __________
Cash and equivalents at the end of
  period                                          $4,042,000          $2,247,000
                                                  ==========          ==========
Supplemental disclosure of cash payments
  for income taxes                                  $617,000             $62,000



The accompanying notes are an integral part of these statements.


                        Arctco, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1996
                                (unaudited)


NOTE A--BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S - X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996, and the results of operations and the cash flows for the three month periods ended June 30, 1996 and 1995. Results of operations for the interim periods are not necessarily indicative of results for the full year.


NOTE B--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                     June 30,          March 31,
                                                      1996               1996
                                                    ___________       __________

        Trading securities                         $ 16,596,000      $20,014,000
        Available-for-sale debt securities           13,082,000       14,956,000
                                                    ___________       __________
                                                   $ 29,678,000      $34,970,000
                                                    ===========       ==========
NOTE C--INVENTORIES

        Inventories consist of the following:

                                                     June 30,          March 31,
                                                      1996               1996
                                                    ___________       __________

        Raw materials and sub-assemblies           $ 37,784,000      $39,027,000
        Finished goods                               33,088,000       22,727,000
        Parts, garments and accessories              30,071,000       24,864,000
                                                    ___________       __________
                                                   $100,943,000      $86,618,000
                                                    ===========       ==========

NOTE D--DIVIDEND DECLARATION

        On August 8, 1996, the Company announced that its Board of Directors had declared a regular quarterly cash dividend of $0.06 per share, payable on September 6, 1996 to shareholders of record on August 23, 1996.

NOTE E--CORPORATE NAME CHANGE

        At its annual meeting on August 8, 1996, the Company's shareholders approved a corporate name change to Arctic Cat Inc. Arctic Cat is the Company's widely recognized trademark. The Company expects the name change to be efffective by the end of August 1996.

NOTE F--RECLASSIFICATIONS

        Certain 1995 amounts have been reclassified to conform to the 1996 presentation.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Arctco, Inc., a Thief River Falls, Minnesota based company, designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATV's) under the Arctic Cat brand name, and personal watercraft (PWC) under the Tigershark brand name, as well as related parts, garments and accessories. The Company's products are sold through a network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia, and other international markets. The Arctic Cat brand name has existed for more than 30 years and is among the most widely recognized and respected names in the snowmobile industry.

Results of Operations

        THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.

        The increase in net sales is primarily attributable to $15,723,000 in shipments of ATVs as the Company continued its entry into the ATV market. Net sales were also positively impacted by a 27% increase in PWC unit volume as shipments of certain new models were shifted from the fourth quarter of fiscal 1996 to the first quarter of fiscal 1997. In addition, net sales increased as a result of a 7% increase in snowmobile unit volume due to earlier shipments of snowmobiles to the Company's North American dealers.

        Gross profits were $18,539,000 through June 30, 1996, a 57.0% increase over the first quarter last year. The gross profit percentage of 20.8% increased from 19.1% through June 30, 1995. This increase was primarily due to the increased sales of higher margin snowmobiles, and dealer direct shipments to Canada which yield higher margins than last years shipments to Canadian distributors, and to a much lesser extent a favorable fluctuation in the exchange rate between the U.S. dollar and the Japanese yen. The Company shares exchange rate fluctuations with Suzuki Motor Corporation, its engine supplier.

        Operating expenses decreased 8.9% to $17,328,000 from $19,023,000.
As a percent of sales, operating expenses were 19.4% compared to 30.8% for the same period last year. First quarter fiscal 1996 operating expenses were affected by a charge for PWC factory to dealer retail incentives.

        Net earnings (loss) were $1,002,000 through June 30, 1996 compared to ($4,268,000) through June 30, 1995. Net earnings (loss) per share were $0.03 at the end of the first quarter compared to ($0.14) last year for the same period.


Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of production in March and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Cash and short-term investments were $33,720,000 June 30, 1996. The Company's cash balances traditionally peak early in the fourth quarter and decrease as working capital requirements increase when the Company's snowmobile production cycle begins. The Company's investment objectives are first, safety of principal and second, rate of return.

        The Company believes that the cash generated from operations will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program, and capital expenditure requirements, including requirements for the forseeable future.








                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Report on Form 8-K
________________________________________

There are no exhibits filed herewith or reports on Form 8-K filed during the Quarter ended June 30, 1996.


















                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ARCTCO, INC.


Date: August 14, 1996                    By s/Christopher A. Twomey
     ________________                      _________________________
                                            Christopher A. Twomey
                                            Chief Executive Officer


Date: August 14, 1996                   By s/Timothy C. Delmore
     ________________                      _________________________
                                           Timothy C. Delmore
                                           Chief Financial Officer