Form 10-Q/A
period 1996-09-30
ARCTIC CAT INC
filed 1996-11-14
CIK 719866

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1996 or

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:   0-18607


                                   ARCTIC CAT INC.
               (Exact name of registrant as specified in its charter)

              Minnesota                                       41-1443470
      (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                        Identification No.)

601 Brooks Avenue South, Thief River Falls, Minnesota             56701
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

                        Yes   X     No

At November 14, 1996, 21,863,036 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.



                        Arctic Cat Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                (unaudited)
                                                September 30,       March 31,
ASSETS                                              1996              1996
CURRENT ASSETS
    Cash and cash equivalents                  $ 20,074,000        $  9,032,000
    Short-term investments                       13,097,000          34,970,000
    Accounts receivable, less allowances         78,184,000          36,465,000
    Inventories                                  96,600,000          86,618,000
    Prepaid expenses                              1,709,000           2,404,000
    Deferred income taxes                        10,397,000           8,920,000
                                                ___________         ___________
         Total current assets                   220,061,000         178,409,000

PROPERTY, PLANT AND EQUIPMENT - at cost
    Machinery, equipment and tooling             62,622,000          55,118,000
    Buildings and improvements                    7,741,000           6,191,000
    Land                                            527,000             192,000
                                                 __________          __________
                                                 70,890,000          61,501,000
    Less accumulated depreciation                37,235,000          31,914,000
                                                 __________          __________
                                                 33,655,000          29,587,000
                                                 __________          __________
                                               $253,716,000        $207,996,000
                                                ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                           $ 38,998,000        $ 23,947,000
    Accrued expenses                             28,323,000          19,378,000
    Income tax payable                           10,811,000           4,942,000
                                                 __________          __________
         Total current liabilities               78,132,000          48,267,000

DEFERRED INCOME TAXES                             3,724,000           3,536,000

COMMITMENTS AND CONTINGENCIES                            -                   -

SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,300,000 shares authorized; none issued           -                   -
    Preferred stock - Series A Junior
      Participating, par value $1.00;
      450,000 shares authorized; none issued             -                   -
    Common stock, par value $.01; 37,440,000
      shares authorized; shares issued and
      outstanding, 22,063,036 at September 30,
      1996; 22,055,971 at March 31, 1996            221,000             221,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                                76,000              76,000
    Additional paid-in capital                   22,132,000          22,502,000
    Retained earnings                           149,431,000         133,394,000
                                                __________          ___________
                                                171,860,000         156,193,000
                                                __________          ___________
                                               $253,716,000        $207,996,000
                                                ===========         ===========
  The accompanying notes are an integral part of these statements.



                        Arctic Cat Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (unaudited)







                                  Three Months                  Six Months
                               Ended September 30,           Ended September 30,
                          __________________________      ______________________

                           1996            1995          1996           1995
                          ______          ______        ______         ______

Net sales               $177,925,000   $166,059,000   $267,051,000  $227,818,000

Cost of goods sold       128,536,000    122,764,000    199,123,000   172,717,000
                         ___________    ___________    ___________   ___________
Gross profit              49,389,000     43,295,000     67,928,000    55,101,000

Selling, general and
 administrative expenses  20,687,000     15,882,000     38,015,000    34,905,000
                         ___________    ___________    ___________   ___________
Operating profit          28,702,000     27,413,000     29,913,000    20,196,000

Interest income              222,000        322,000        564,000       922,000
Interest expense            (107,000)          -          (107,000)         -
                         ___________    ___________    ___________   ___________
                             115,000        322,000        457,000       922,000

Earnings before
 income taxes             28,817,000     27,735,000     30,370,000    21,118,000

Income tax expense        10,230,000      9,847,000     10,781,000     7,498,000
                         ___________    ___________    ___________   ___________
Net earnings             $18,587,000    $17,888,000    $19,589,000   $13,620,000
                         ===========    ===========    ===========   ===========
Net earnings
 per share                  $0.63          $0.60          $0.66         $0.46
                         ===========    ===========    ===========   ===========
Weighted average shares
 outstanding              29,615,000     29,653,000     29,609,000    29,648,000
                         ===========    ===========    ===========   ===========






The accompanying notes are an integral part of these statements.

                        Arctic Cat Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                  Six Months Ended September 30,
                                                  _____________________________

                                                      1996              1995
Cash flows from operating activities                ________          ________
  Net earnings                                    $19,589,000       $13,620,000
  Adjustments to reconcile net earnings
   to net cash provided by (used in)
   operating activities
    Depreciation                                    5,330,000         3,946,000
    Deferred income taxes                          (1,289,000)       (2,672,000)
    Changes in operating assets
     and liabilities:
     Trading securities                            20,014,000        29,448,000
     Accounts receivable                          (41,719,000)      (56,112,000)
     Inventories                                  ( 9,982,000)      (12,285,000)
     Prepaid expenses                                 695,000          (107,000)
     Accounts payable                              15,051,000        17,264,000
     Accrued expenses                               8,945,000         3,927,000
     Income taxes                                   5,869,000        11,893,000
      Net cash provided by (used in)               __________        __________
       operating activities                        22,503,000         8,922,000

Cash flows from investing activities
  Additions to property, plant and
   equipment                                       (9,398,000)       (6,830,000)
  Sales and maturities of available-for-sale
  securities                                        2,274,000         1,771,000
  Purchases of available-for-sale
   securities                                        (415,000)         (251,000)
      Net cash provided by (used in)               __________        __________
       investing activities                        (7,539,000)       (5,310,000)

Cash flows from financing activities
  Dividends paid                                   (3,552,000)       (3,558,000)
  Proceeds from issuance of common stock                 -              135,000
  Common stock retired                               (370,000)             -
      Net cash used in                             __________        __________
        financing activities                       (3,922,000)       (3,423,000)
                                                   __________        __________
Net increase (decrease) in cash and
  equivalents                                      11,042,000           189,000

Cash and equivalents at the beginning
  of period                                         9,032,000         5,632,000
                                                   __________        __________
Cash and equivalents at the end of
  period                                          $20,074,000        $5,821,000
                                                   ==========        ==========
Supplemental disclosure of cash payments
  for income taxes                                 $1,391,000         $ 277,000



The accompanying notes are an integral part of these statements.


                        Arctic Cat Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                (unaudited)


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

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three and six month periods ended September 30, 1996 and 1995 and cash flows for the six month periods ended September 30, 1996 and 1995. Results of operations for the interim periods are not necessarily indicative of results for the full year.


NOTE B--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                    September 30,     March 31,
                                                        1996            1996
                                                    ___________       __________

        Trading securities                          $    -           $20,014,000
        Available-for-sale debt securities           13,097,000       14,956,000
                                                    ___________       __________
                                                    $13,097,000      $34,970,000
                                                    ===========       ==========
NOTE C--INVENTORIES

        Inventories consist of the following:

                                                    September 30,     March 31,
                                                       1996             1996
                                                    ___________       __________

        Raw materials and sub-assemblies            $40,929,000      $39,027,000
        Finished goods                               25,491,000       22,727,000
        Parts, garments and accessories              30,180,000       24,864,000
                                                    ___________       __________
                                                    $96,600,000      $86,618,000
                                                    ===========       ==========

NOTE D--OTHER MATTERS

        Dividend Declaration

        On October 31, 1996, the Company announced that its Board of Directors had declared a regular quarterly cash dividend of $0.06 per share, payable on December 3, 1996 to shareholders of record on November 18, 1996.

        Share Repurchase

        During the fourth quarter of fiscal 1996, the Company's Board of Directors authorized the repurchase of up to 1,500,000 shares of common stock. Since the inception of the share purchase program, the Company has invested $2,700,000 to repurchase and cancel 286,000 shares.


NOTE E--RECLASSIFICATIONS

        Certain 1995 amounts have been reclassified to conform to the 1996 presentation.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Arctic Cat Inc., a Thief River Falls, Minnesota based company, designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATV's) under the Arctic Cat brand name, and personal watercraft (PWC) under the Tigershark brand name, as well as related parts, garments and accessories. The Company's products are currently sold through a network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia, and other international markets. The Arctic Cat brand name has existed for more than 30 years and is among the most widely recognized and respected names in the snowmobile industry.

Results of Operations

        THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1995.

        Net sales for the second quarter increased 7.1% to $177,925,000 from $166,059,000 for the same quarter in fiscal 1996. The increase in net sales for the quarter is primarily attributable to $14,897,000 of ATV sales as the Company continued its entry into the ATV market. Year-to-date sales increased 17.2% to $267,051,000 from $227,818,000 for the same period last year. The increase in net sales results from year-to-date ATV sales of $30,620,000, a 29.8% increase in personal watercraft unit volume as shipments of certain new models were shifted from the fourth quarter of fiscal 1996 to the first quarter of fiscal 1997, and a 3% increase in snowmobile sales. These increases were offset to some extent by a 12.1% decrease in year-to-date parts, garments and accessory sales resulting from lower pre-season orders and a shift of certain garment shipments to the third quarter of fiscal 1997.

        Gross profits increased 14.0% to $49,389,000 from $43,295,000 for the second quarter last year. The gross profit percentage for the quarter increased to 27.7% from 26.0% for the same period last year. Year-to-date gross profits were $67,928,000, compared to $55,101,000 for the first half of fiscal 1996.
The year-to-date gross profit percentage increased to 25.4% from 24.1%. The quarterly and year-to-date increases in gross profit percentages were primarily due to dealer direct shipments to Canada which yield higher margins than last years shipments to Canadian distributors, and a favorable fluctuation in the exchange rate between the U.S. dollar and the Japanese yen. The Company shares exchange rate fluctuations with Suzuki Motor Corporation, its engine supplier.

        Operating expenses in the second quarter increased 30.2% to $20,687,000 from $15,882,000 for the same quarter in fiscal 1996. Second quarter operating expenses increased mainly because of the timing of certain marketing expenses as well as increased ATV and PWC marketing expenses and increased selling and administrative expenses due to going dealer direct in Canada. As a percent of sales, operating expenses were 11.6% of second quarter fiscal 1997 sales compared to 9.5% for the same period last year. Year-to-date operating expenses increased 8.9% to $38,015,000 from $34,905,000 for the same period last year for the reasons described above. As a percent, year-to-date operating expenses decreased to 14.2% compared to 15.3% for the same period last year.


        Net earnings for the second quarter in fiscal 1997 increased 3.9% to $18,587,000 from $17,888,000 for the same period in fiscal 1996. Year-to-date net earnings for the first six months of 1997 increased 43.8% to $19,589,000 compared to $13,620,000 for the same period last year. Net earnings per share was $0.63 for the second quarter ended September 30, 1996 compared to $0.60 for the second quarter ended September 30, 1995. Year-to-date net earnings per share were $0.66 compared to $0.46 for the same period last year.


Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of production in March and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Cash and short-term investments were $33,171,000 at September 30, 1996. The Company's cash balances traditionally peak early in the fourth quarter and decrease as working capital requirements increase when the Company's snowmobile production cycle begins.
The Company's investment objectives are first, safety of principal and second, rate of return.

        The Company believes that the cash generated from operations will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program, and capital expenditure requirements, including requirements for the foreseeable future.


                        PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders:

        On August 8, 1996 the Company held its Annual Meeting of Shareholders. At the meeting, the following actions were taken:

        (a)     (i) The following persons were elected to the Company's Board of
                Directors:

                                              Votes For          Votes Withheld
                Gregg A. Ostrander            19,332,051            132,224
                Robert J. Dondelinger         19,274,371            189,904
                William I. Hagen              19,268,905            195,370
                Kenneth J. Roering            19,332,206            132,069

                (ii) The following directors' term of office continued after the meeting:

                William G. Ness
                Lowell T. Swenson
                Christopher A. Twomey
                Takeshi Natori

        (b) The Company's shareholders approved an amendment to the Company's Restated Articles of Incorporation to change the name of the Company to "Arctic Cat Inc." by a vote of 19,382,419 shares voting in favor, 81,856 shares against, and 0 shares abstaining or subject to broker non-votes.



Item 6.  Exhibits and Report on Form 8-K
________________________________________

        (a)     Exhibits
                27.1 Financial Data Schedule

        (b) There were no reports on Form 8-K filed during the Quarter ended September 30, 1996.


















                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ARCTIC CAT INC.


Date: November 14, 1996                    By s/Christopher A. Twomey
      __________________                   _________________________
                                            Christopher A. Twomey
                                            Chief Executive Officer


Date: November 14, 1996                    By s/Timothy C. Delmore
      __________________                   _________________________
                                            Timothy C. Delmore
                                            Chief Financial Officer