Form 10-Q/A
period 1996-12-31
ARCTIC CAT INC
filed 1997-02-14
CIK 719866

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended December 31, 1996 or

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

                        Yes   X     No

At February 14, 1997, 21,750,311 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.














                        Arctic Cat Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                (unaudited)
                                                December 31,         March 31,
ASSETS                                             1996                1996
CURRENT ASSETS
    Cash and cash equivalents                  $  7,475,000        $  9,032,000
    Short-term investments                       56,352,000          34,970,000
    Accounts receivable, less allowances         46,093,000          36,465,000
    Inventories                                  73,718,000          86,618,000
    Prepaid expenses                              1,417,000           2,404,000
    Deferred income taxes                        12,240,000           8,920,000
                                                ___________         ___________
         Total current assets                   197,295,000         178,409,000

PROPERTY, PLANT AND EQUIPMENT - at cost
    Machinery, equipment and tooling             66,129,000          55,118,000
    Buildings and improvements                    9,865,000           6,191,000
    Land                                            527,000             192,000
                                                 __________          __________
                                                 76,521,000          61,501,000
    Less accumulated depreciation                40,627,000          31,914,000
                                                 __________          __________
                                                 35,894,000          29,587,000
                                                 __________          __________
                                               $233,189,000        $207,996,000
                                                ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                           $ 14,134,000        $ 23,947,000
    Accrued expenses                             34,739,000          19,378,000
    Income tax payable                            6,167,000           4,942,000
                                                 __________          __________
         Total current liabilities               55,040,000          48,267,000

DEFERRED INCOME TAXES                             3,729,000           3,536,000

COMMITMENTS AND CONTINGENCIES                            -                   -

SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,300,000 shares authorized; none issued           -                   -
    Preferred stock - Series A Junior
      Participating, par value $1.00;
      450,000 shares authorized; none issued             -                   -
    Common stock, par value $.01; 37,440,000
      shares authorized; shares issued and
      outstanding, 21,851,461 at December 31,
      1996; 22,055,971 at March 31, 1996            218,000             221,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                                76,000              76,000
    Additional paid-in capital                   20,441,000          22,502,000
    Retained earnings                           153,685,000         133,394,000
                                                __________          ___________
                                                174,420,000         156,193,000
                                                __________          ___________
                                               $233,189,000        $207,996,000
                                                ===========         ===========
  The accompanying notes are an integral part of these statements.





                        Arctic Cat Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (unaudited)





                                  Three Months                 Nine Months
                               Ended December 31,           Ended December 31,
                          __________________________      ______________________

                           1996            1995          1996           1995
                          ______          ______        ______         ______

Net sales               $133,877,000   $123,623,000   $400,928,000  $351,441,000

Cost of goods sold        98,162,000     91,831,000    297,285,000   264,548,000
                         ___________    ___________    ___________   ___________
Gross profit              35,715,000     31,792,000    103,643,000    86,893,000

Selling, general and
 administrative expenses  26,916,000     23,091,000     64,931,000    57,996,000
                         ___________    ___________    ___________   ___________
Operating profit           8,799,000      8,701,000     38,712,000    28,897,000

Interest income              536,000        623,000      1,100,000     1,545,000
Interest expense              (2,000)          -          (109,000)        -
                         ___________    ___________    ___________   ___________
                             534,000        623,000        991,000     1,545,000
Earnings before
 income taxes              9,333,000      9,324,000     39,703,000    30,442,000

Income tax expense         3,313,000      3,309,000     14,094,000    10,807,000
                         ___________    ___________    ___________   ___________
Net earnings             $ 6,020,000    $ 6,015,000    $25,609,000   $19,635,000
                         ===========    ===========    ===========   ===========
Net earnings
 per share                  $0.20          $0.20          $0.87         $0.66
                         ===========    ===========    ===========   ===========
Weighted average shares
 outstanding              29,452,000     29,674,000     29,556,000    29,657,000
                         ===========    ===========    ===========   ===========


The accompanying notes are an integral part of these statements.





                        Arctic Cat Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                  Nine Months Ended December 31,
                                                  _____________________________

                                                      1996              1995
Cash flows from operating activities                ________          ________
  Net earnings                                    $25,609,000       $19,635,000
  Adjustments to reconcile net earnings
   to net cash provided by (used in)
   operating activities
    Depreciation                                    8,727,000         5,609,000
    Deferred income taxes                          (3,127,000)       (5,897,000)
    Changes in operating assets
     and liabilities:
     Trading securities                           (23,120,000)          116,000
     Accounts receivable                          ( 9,628,000)      (21,099,000)
     Inventories                                   12,900,000         7,818,000
     Prepaid expenses                                 987,000           110,000
     Accounts payable                              (9,813,000)       (5,474,000)
     Accrued expenses                              15,361,000        12,553,000
     Income taxes                                   1,225,000         9,037,000
      Net cash provided by (used in)               __________        __________
       operating activities                        19,121,000        22,408,000

Cash flows from investing activities
  Additions to property, plant and
   equipment                                      (15,034,000)      (11,073,000)
  Sales and maturities of available-for-sale
  securities                                        2,899,000         1,784,000
  Purchases of available-for-sale
   securities                                      (1,161,000)         (894,000)
      Net cash provided by (used in)               __________        __________
       investing activities                       (13,296,000)      (10,183,000)

Cash flows from financing activities
  Dividends paid                                   (5,318,000)       (5,338,000)
  Proceeds from issuance of common stock              292,000           253,000
  Common stock retired                             (2,356,000)             -
      Net cash used in                             __________        __________
        financing activities                       (7,382,000)       (5,085,000)
                                                   __________        __________
Net increase (decrease) in cash and
cash equivalents                                   (1,557,000)        7,140,000

Cash and cash equivalents at the beginning
  of period                                         9,032,000         5,632,000
                                                   __________        __________
Cash and cash equivalents at the end of
  period                                           $7,475,000       $12,772,000
                                                   ==========        ==========
Supplemental disclosure of cash payments
  for income taxes                                $11,185,000       $ 7,667,000



The accompanying notes are an integral part of these statements.





                        Arctic Cat Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)


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

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1996, the results of operations for the three and nine month periods ended December 31, 1996 and 1995 and cash flows for the nine month periods ended December 31, 1996 and 1995. Results of operations for the interim periods are not necessarily indicative of results for the full year.


NOTE B--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                    December 31,     March 31,
                                                        1996            1996
                                                    ___________       __________

        Trading securities                          $43,134,000      $20,014,000
        Available-for-sale debt securities           13,218,000       14,956,000
                                                    ___________       __________
                                                    $56,352,000      $34,970,000
                                                    ===========       ==========
NOTE C--INVENTORIES

        Inventories consist of the following:

                                                    December 31,     March 31,
                                                       1996             1996
                                                    ___________       __________

        Raw materials and sub-assemblies            $28,776,000      $39,027,000
        Finished goods                               20,056,000       22,727,000
        Parts, garments and accessories              24,886,000       24,864,000
                                                    ___________       __________
                                                    $73,718,000      $86,618,000
                                                    ===========       ==========

NOTE D--OTHER MATTERS

        Dividend Declaration

        On January 30, 1997, the Company announced that its Board of Directors had declared a regular quarterly cash dividend of $0.06 per share, payable on March 03, 1997 to shareholders of record on February 17, 1997.

        Share Repurchase

        During the fourth quarter of fiscal 1996, the Company's Board of Directors authorized the repurchase of up to 1,500,000 shares of common stock. Since the inception of the share repurchase program, through February 13, 1997, the Company has invested $4,244,000 to repurchase and cancel 437,000 shares.

NOTE E--RECLASSIFICATIONS

        Certain Fiscal 1996 amounts have been reclassified to conform to the Fiscal 1997 presentation.



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

Results of Operations

        THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1995.

        Net sales for the third quarter increased 8.3% to $133,877,000 from $123,623,000 for the same quarter in fiscal 1996. The increase in net sales for the quarter is primarily attributable to $9.1 million of ATV sales and a $5 million increase in PWC shipments. Also affecting net sales was a 38.2% increase in parts, garments and accessories sales due to in-season sales resulting from the plentiful snow fall in the midwest and western United States
 . These increases were offset to some extent by a 6% decrease in snowmobile unit volume. Year-to-date sales increased 14.1% to $400,928,000 from $351,441,000 for the same period last year. The increase in year-to-date net sales results from ATV sales of $39.7 million, a 40.8% increase in PWC sales, mainly due to first quarter PWC shipments, a 3.0% increase in parts, garments and accessories, and was offset by a 1.4% decrease in snowmobile sales.

        Gross profits increased 12.3% to $35,715,000 from $31,792,000 for the third quarter last year. The gross profit percentage for the quarter increased to 26.7% from 25.7% for the same period last year. Year-to-date gross profits increased 19.3% to $103,643,000, from $86,893,000 for the same period in Fiscal 1996. The year-to-date gross profit percentage increased to 25.8% from 24.7%. The quarterly and year-to-date increases in gross profit percentages were primarily due to the positive affect of the weaker yen (the Company shares exchange rate fluctuations with Suzuki Motor Corporation, its engine supplier) and dealer direct snowmobile shipments to Canada which yield higher margins than last year's distributor shipments. The aforementioned increases were mitigated to some extent by the increased percentage of ATVs and personal watercraft in the Company's sales mix which yield lower margins than snowmobiles.

        Operating expenses in the third quarter increased 16.6% to $26,916,000 from $23,091,000 last year. Third quarter operating expenses increased mainly due to ATV, PWC and snowmobile marketing expenses. As a percent of net sales, operating expenses were 20.1% for the third quarter compared to 18.7% for the same period last year. Year-to-date operating expenses increased 12.0% to $64,931,000 from $57,996,000 for the same reasons described above. As a percent of net sales, year-to-date operating expenses decreased to 16.2% compared to 16.5% for the same period last year.

        Net earnings for the third quarter of Fiscal 1997 were $6,020,000 compared to $6,015,000 for the same period in Fiscal 1996. Year-to-date net earnings for the first nine months of 1997 increased 30.4% to $25,609,000 from $19,635,000 for the same period last year. Net earnings per share for the third quarter ended December 31, 1996 and December 31, 1995 were $0.20. Year-to-date net earnings per share were $0.87 compared to $0.66 for the same period last year.

Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of production in March and commencement of shipments in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term
bank borrowings during the middle of the cycle.   Cash and short-term
investments were $7,475,000 at December 31, 1996. The Company's cash balances traditionally peak early in the fourth quarter and decrease as working capital requirements increase when the Company's snowmobile production cycle begins. The Company's investment objectives are first, safety of principal and second, rate of return.

        The Company believes that cash generated from operations will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program and capital expenditure requirements, including requirements for the foreseeable future.



                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Report on Form 8-K
________________________________________

(a)  Exhibits
        27.1 financial data schedule

(b) There are no reports on Form 8-K filed during the Quarter ended December 31, 1996.


















                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ARCTIC CAT INC.


Date: February 14, 1997                    By s/Christopher A. Twomey
      __________________                   _________________________
                                            Christopher A. Twomey
                                            Chief Executive Officer


Date: February 14, 1997                    By s/Timothy C. Delmore
      __________________                   _________________________
                                            Timothy C. Delmore
                                            Chief Financial Officer