Form 10-K/A
period 1997-03-31
ARCTIC CAT INC
filed 1997-06-30
CIK 719866

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

      X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1997 or

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

Registrant's telephone number, including area code: (218)681-8558
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value. Preferred Stock Purchase Rights.



Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 20, 1997 (based on the closing sale price of the Common Stock on such date) was approximately $222,994,262.

At June 20, 1997, 21,628,649 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held on August 14, 1997 is incorporated by reference into Part III of this Form 10-K.



                              PART I

Item 1.Business

     Arctic Cat Inc., based in Thief River Falls, Minnesota, designs, engineers , manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, and personal watercraft (PWC) under the Tigershark brand name, as well as related parts, garments and accessories. The Company markets its products through a network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for more than 30 years and is among the most widely recognized and respected names in the snowmobile industry. The Company trades on the Nasdaq Stock Market under the symbol ACAT.

Industry Background

     Snowmobiles. The snowmobile, developed in the 1950's, was originally intended to be used as a utility vehicle, but today the overwhelming majority of the industry's sales are for recreational use. Between the late 1950's and early 1970's, the industry expanded dramatically reaching a peak of over 100 manufacturers and a high of almost 495,000 units sold to retail customers in North America in 1971. Gasoline shortages, significant gasoline price increases, high interest rates and recessions in the middle to late 1970's through the early 1980's contributed to a significant industry downsizing. Today the number of major industry participants has decreased to four.

     Since 1983, snowmobile sales to retail customers in North America have grown to approximately 243,000 units for the 1997 model year. The Company believes this growth was due, in part, to a number of factors such as an expanded system of public and private snowmobile trails, a rapidly growing market among the "baby boomer" generation, product innovations that have improved ride, performance and handling, organized snowmobile clubs which promote the sport and ongoing snowmobile replacement. Since 1971, approximately 5,300,000 snowmobiles have been sold in North America, and the Company estimates that over 85 percent of current industry sales are to retail customers who own, or previously owned, a snowmobile.

     The industry consolidation that occured in the mid-1970's through the early 1980's has left four major participants in the North American market:
Arctic Cat, Bombardier (Ski-Doo), Polaris and Yamaha. The Company believes the industry consolidation has contributed to improved industry profit margins and closer monitoring of industry inventory levels. The Company believes there are currently more significant barriers to entry into the snowmobile market than existed in the 1970's. These barriers include increased brand loyalty, long-standing dealer and distributor networks and relationships, limited engine sources, manufacturing and engineering expertise and higher initial start-up costs.

     Information in this document regarding the worldwide and North American snowmobile market is derived from independent sources. Non-North American sales for the industry are estimated to account for less than 6% of worldwide sales; specific yearly information, with respect to worldwide sales, is not considered by the Company as sufficiently consistent or reliable for presentation in this report. All industry information is based on a model year ending March 31, which is the same as the Company's fiscal year-end, unless otherwise stated.

     Personal Watercraft (PWC). The PWC and the related industry evolved from the one person stand-up craft that was developed in the mid 1960's to the two and three person sit-down models that are most popular today. PWC are craft of up to ten feet in length that are propelled by jet pumps. They are ridden for leisure on lakes, rivers, oceans and major waterways. In 1996, U. S. retail sales were approximately 191,000 units, with the popularity of PWC continuing to rise both in North America and internationally. The most rapidly growing segment of personal watercraft models are the 3-person models, designed to accomodate a driver and up to two passengers. These PWC can pull skiers or water toys. Currently the two-person watercraft is still the most widely owned model type comprising of approximately 56 percent of the market. The three-person watercraft and one person watercraft comprise approximately 42 percent and 2 percent of the market, respectively. Major competitors in the industry include Yamaha, Bombardier (Sea-Doo), Polaris and Kawasaki.

     All-Terrain Vehicles (ATVs). The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. ATVs are one person vehicles with oversized tires used for a variety of off-road uses. The most popular ATV use is general recreation, followed by hunting/fishing, farm/ranch use, hauling/towing, transportation, and commercial uses. From 1970 to 1986, the number of three and four-wheel ATVs sold in the United States continued to grow until peaking in 1986 with approximately 535,000 units sold during that calendar year. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 151,000 units. Since 1992, sales have gradually climbed until reaching approximately 318,000 units in 1996. Major competitors in the industry include Honda, Yamaha, Kawasaki, Polaris and Suzuki.

Products

     Snowmobiles. The Company produces a full line of snowmobiles, currently consisting of 34 models, all marketed under the Arctic Cat brand name, and designed to satisfy various market niches. The 1997 Arctic Cat models carry suggested U.S. retail prices ranging from $3,249 to $9,399, excluding a children's model which is sold at a suggested U.S. retail price of $1,269. Arctic Cat snowmobiles are sold in the United States, Canada, Scandinavia and other international markets.

     The Company's snowmobiles are categorized as High Performance, Trail Performance, Mountain Performance, Family/Touring and Utility. The Company markets: High Performance Arctic Cat snowmobiles under the names Thundercat, ZRT, ZR, ZL and Z; Trail Performance Arctic Cat snowmobiles under the names
EXT and Cougar; Mountain Performance Arctic Cat snowmobiles under the names Powder Extreme, Powder Special, Thundercat Mountain Cat and Cougar Mountain Cat ; Family/Touring models under the names EXT, Panther, Pantera and Jag; and Utility models under the name Bearcat. In addition, to encourage family involvement in snowmobiling, the Company offers the only snowmobile in the industry designed especially for small children, marketed under the Kitty Cat name.

     The Company believes the Arctic Cat brand name enjoys a premier image among snowmobile enthusiasts and that its snowmobiles have a long-standing reputation for quality, performance, style, comfort, ride and handling. Arctic Cat snowmobiles offer a wide range of standard and optional features which enhance the operation, riding comfort and performance. Such features include hydraulic disc brakes, a technologically advanced front suspension, and an electronic fuel injection (EFI) system. Additional features on certain models include electronic engine gauges and indicator lights, electric starters, handlebar and thumb warmers, reverse gears, 2-up seats, mirrors, custom windshields, hitches and luggage racks as well as other features. These features may also be purchased separately from independent Arctic Cat dealers as accessories.

     Arctic Cat's on-going commitment to both high performance and its customers has led the Company in a series of "firsts." In 1988, the Company and Suzuki introduced a new line of compact, lightweight, liquid-cooled twin cylinder engines. In 1990, the Prowler was the first snowmobile to offer a new double-wishbone suspension. With its high performance 1991 Wildcat model, the Company became the first in the industry to offer a 700cc electronic fuel injection engine. In 1992, the Arctic FasTrack, extra-long travel rear suspension was introduced on several high performance models. In 1993, the Company became the first to offer a 900cc, 3 cylinder snowmobile, called the Thundercat. In 1997, Arctic Cat offered the first batteryless EFI system. Arctic Cat believes that its leadership in innovation, technology, style and performance has been demonstrated by its models being voted "Snowmobile of the Year" with respect to the El Tigre 6000 in 1984, the Wildcat 650 in 1988, the Prowler in 1990, the EXT Special in 1991, the ZR 440 in 1994, and the Powder Special EFI in the 1998 model year.

     Arctic Cat believes that it has been able to grow in the worldwide snowmobile retail sales due to a Company emphasis on new product development. A new model has been introduced by the Company nearly each year since its formation, and in recent years new models have been among the Company's best sellers. In the 1997 model year, approximately 85 percent of the Company's snowmobiles sales were from models or model variations not available three years earlier.

     Personal Watercraft (PWC). Similar to Arctic Cat snowmobiles, Tigershark PWC are a blend of performance, durability and style, with attention to comfort and economy. In fiscal 1997, the Company offered seven models to cover major market segments in the current PWC market ranging in price from $4,499 to $7,599. For the high performance market, the Company offers the Daytona 1000 and Daytona 770, two-passenger models designed for superior performance and optimum power. Three family touring models are available, including the Monte Carlo 1000, Monte Carlo 770 and Monte Carlo 640, three-passenger machines designed for ample power and handling with the capacity to tow skiers or water toys. For the economy market the Company offers the Montego and Montego Deluxe both two-passenger machines built for exceptional quality and stability.

     The Company believes Tigersharks have been well received in the market and believes the Tigershark brand continues to maintain its reputation as the dry, stable ride. Watercraft World has, on numerous occasions, recognized the Tigershark by selecting the 1993 Tigershark and the 1994 and 1995 Montego Deluxe as the "Best Buy" in the Recreational Runabout category and by naming the Daytona 770 as the "Editors Choice Award" in 1996.

     All-Terrain Vehicles (ATV). In December 1995, the Company introduced its first ATV, the Bearcat 454 4X4, which provided many industry-leading features such as exclusive rocker-shifter, full floor boards, and a 50-inch wheelbase. Since that time, the Arctic Cat ATV line has grown to include four models: the Arctic Cat 454 4x4, Arctic Cat 454 2x4, Arctic Cat 300 4x4 and Arctic Cat 300 2x4. Arctic Cat ATVs are designed for the utility, farming/ranching and hunting/fishing markets. These heavy duty machines feature aspects ensuring ease of handling and agility over rough terrain. Features like hydraulic disc brakes, hi-low range and a plentiful 4.25 gallon fuel tank, all make Arctic Cat ATVs consumer friendly.

     Parts, Garments and Accessories. The Company is the exclusive provider of genuine Arctic Cat snowmobile, Tigershark, and Arctic Cat ATV parts, garments and accessories. Included are replacement parts for Arctic Cat snowmobiles, items to upgrade a snowmobile such as an electric start kit, a reverse gear kit and a two-speed transmission kit, as well as accessories such as mirrors, windshields, luggage racks, backrests, two-person seats, saddlebags, bumpers, gauges, tail light protectors and snowmobile covers. Other items include maintenance supplies such as oil and fuel additives, clutch and carburetor parts, track studs and carbide runners, shocks and springs, accessory fuel tanks, vinyl protectant, touch-up paint, hood and windshield cleaners, windshield defogger and engine storage preservers. Tigershark parts and accessories include impellers, grates, bilge pumps, batteries, covers, mirrors, oil and beach dollies. Arctic Cat ATV parts and accessories include winch kits , plow kits, portable lights, utility bags as well as maintenance supplies such as brake fluid, fuel de-icer, anti-freeze, and fuel stabilizers. The Company also sells generators under the Arctic Power label.

     The Company offers snowmobile garments for adults and children under the "Arcticwear" label. Suits, jackets, pants and accessory garments are offered in a wide variety of styles and sizes combining fashion with functional utility designed for the demands of snowmobiling and other winter activities. The Arcticwear line of clothing also includes crew neck sweaters, pull-overs, riding gloves, hats, fog-resistant face shields, helmets, boots, duffel bags, jerseys and T-shirts. The colors and designs of many of these items are coordinated with specific Arctic Cat snowmobile models.

     The Company offers Tigershark garments under the "Sharkwear" label. Included in the stylish line are neoprene and lycra wet suits, goggles, sunglasses, coolers, duffle bags, water shoes and gloves, T-shirts, sweatshirts, jackets, golf shirts, shorts and towels.

     The Company offers ATV garments under the "Arcticwear ATV Gear" label. This line of clothing is geared toward function and comfort and includes suits, jackets, gloves, boots, helmets, sweatshirts, t-shirts, and caps.

     The Company has in the past, and may in the future, consider adding other products consistent with its manufacturing and marketing expertise.

Manufacturing and Engineering

     Arctic Cat snowmobiles and ATVs and Tigershark PWC are manufactured at the Company's facilities in Thief River Falls, Minnesota. The Company produces and/or paints hoods and other parts for its Arctic Cat snowmobiles and PWC in adison, South Dakota. The Company also has a facility in Bucyrus, Ohio which houses its service parts, garments and accessories distributor operations. The Company has chosen to rely on outside vendors for some component parts and is vertically integrated in other phases of its manufacturing process. The Company has developed relationships with selected high quality vendors in order to obtain access to particular capabilities and technologies outside the scope of the Company's expertise. The Company designs component parts, contracts with the vendors for the development of tooling, and then enters into agreements to purchase component parts manufactured utilizing the tooling. In its vertically integrated operations, the Company manufactures hoods, hulls, decks, foam seats and seat covers and the Company machines, welds and paints other components. The Company then completes the total assembly of its products at its facilities in Thief River Falls. Manufacturing operations include digital and computer-automated equipment to speed production, reduce costs and improve the quality, fit and finish of every product. The Company believes that all raw materials used in its manufacturing process and all component parts, with the exception of engines and carburetors, are available from multiple alternative vendors on short notice at competitive prices.

     Since the Company's inception, its snowmobile engines have been manufactured by Suzuki Motor Corporation ("Suzuki") pursuant to a supply agreement which is automatically renewed annually unless terminated. While notice of termination of the supply agreement may be given annually, effective cessation of supply would take at least one model year due to the contractual notice requirement. The Company's PWC and ATV models also incorporate engines manufactured by Suzuki pursuant to separate agreements which have similar termination provisions as the snowmobile agreement.

     The Company and Suzuki have enjoyed an excellent relationship since the Company's inception. Suzuki purchased approximately 31% of the Company's then outstanding capital stock in July 1988, prior to the Company's initial public offering, and is currently the Company's largest shareholder with approximately 25% of the Company's outstanding capital stock. If Suzuki were ever to cease supplying engines to the Company, such an interruption could materially and adversely affect production. The Company believes it could take up to two model years for a new engine supplier to be in a position to manufacture the Company's specially designed engines.

     Since the Company began production, it has followed a build-to-order policy to control snowmobile, PWC, and ATV inventory levels. Under this policy, the Company only manufactures a number of machines equivalent to the orders received from its dealers and distributors, plus a small number of uncommitted machines used for new dealer development, in-house testing and miscellaneous promotional purposes. Speculative production and excessive inventories in certain periods during the 1970's and early 1980's contributed to significant price discounting in the snowmobile industry. Since the consolidation of the snowmobile industry in the mid-1970's through the early 1980's, speculative production in the industry has been reduced and dealer inventories have remained consistently below historic peak levels. The Company believes dealer inventory levels of non-current Arctic Cat model snowmobiles, PWC and ATVs have regularly been and are currently among the lowest in the industry.

     Most sales of snowmobiles to retail customers begin in the early fall and continue during the winter. Orders by dealers and distributors for each year's production are placed in the spring following a series of dealer and distributor meetings. Snowmobiles are build-to-order commencing in approximately late February and continuing through December. Since its inception, the Company has experienced a low level of snowmobile order cancellation. Approximately 30% to 40% of the Company's snowmobiles have historically been sold to retail customers prior to the end of October, long before the season's snow conditions are known.

     Sales of PWC to retail customers generally begin in the spring and continue during the summer. Orders by dealers and distributors for the Company's 1998 model line will be placed in the fall, following a series of dealer and distributor meetings. The PWC are then built to order commencing in the fall and continuing through the early spring.

     Retail sales of ATVs occur throughout the year with seasonal highs occurring in the spring and fall. As with the snowmobiles and PWC, the Company will produce ATV units on a build-to-order basis. The Company believes ATVs will be built throughout the year to coincide with dealer and consumer demands.

     The Company is committed to an ongoing engineering program dedicated to innovation and to continued improvements in the quality and performance of its products. The Company currently employs 127 individuals in the design and development of new and existing products, with an additional 32 individuals directly involved in the testing of snowmobiles, PWC, and ATVs in normal and extraordinary conditions at the Company's test track and test facility in Thief River Falls as well as surrounding waterways. In addition, snowmobiles, PWC, and ATVs are tested in conditions and locations similar to those in which they are used. The Company uses computer-aided design and manufacturing systems to shorten the time between initial concept and final production. For 1995, 1996 and 1997, the Company spent approximately $7,207,000, $9,317,000, and $9,911,000, or 2.0%, 2.3%, and 2.1%, of net sales for the year, on engineering, research and development, all of which was Company sponsored. In addition, utilizing their particular expertise, the Company's vendors regularly test and apply new technologies to the design and production of component parts.

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

     The Company's dealers enter into an annual renewable contract and are required to maintain status as an authorized dealer in order to continue selling the Company's products. To obtain and maintain such status, dealers are required to order a sufficient number of snowmobiles, PWC, and/or ATVs to service their market area adequately. In addition, the dealers must perform service on these units and maintain satisfactory service performance levels, and their mechanics must complete special training provided by the Company. Dealers are also required to carry an inventory of genuine Arctic Cat and/or Tigershark parts and accessories. As is typical in the industry, most of the Company's dealers also sell some combination of motorcycles, marine products, lawn and garden products and other related products. Approximately 50% of the Company's dealers sell only Arctic Cat snowmobiles, versus multiple brands of snowmobiles. Relations with dealers are generally considered excellent.

     The Company utilizes exclusive distributors outside the United States and Canada to take advantage of their knowledge and experience in their respective markets and to increase market penetration of the Company's products. Each distributor is subject to a distribution agreement which stipulates an exclusive territory for a term ranging from one to three years with specified minimum sales and service requirements for their territory. In fiscal 1997, the Company began marketing its complete product lines to Canadian dealers.
The Company believes that marketing directly through dealers brings the Company closer to its Canadian customers, which enables improved service and more competitive prices on snowmobiles, PWC, ATVs and parts, garments and accessories. Canadian sales are made in Canadian dollars, a major portion of which is financed through certain Canadian financial institutions. Sales outside North America are made in U.S. dollars and supported by irrevocable letters of credit.

        The Company's marketing efforts are comprised of dealer, distributor and customer promotions, advertising and cooperative programs with its dealers and distributors. Each year, the Company and its distributors conduct dealer shows in order to introduce the upcoming year's models and to promote dealer orders. Marketing activities are also designed to promote directly to consumers. Products are advertised by the Company in consumer magazines and through other media. In addition, the Company engages in extensive dealer cooperative advertising, on a local and national level, whereby the Company and its dealers share advertising costs. Each season the Company produces promotional films, product brochures, point of purchase displays, leaflets, posters and banners, and other promotional items for use by dealers. The Company also participates in consumer shows and rallies with dealers and sponsors independent drivers who participate in races throughout the world.
The Company publishes and mails, four times a year, the Pride magazine to all registered owners of Arctic Cat snowmobiles, registered owners of its products.

     The Company places strong emphasis on identifying and addressing the specific needs of its customers by periodically conducting dealer and consumer focus group meetings and surveys.

     The Company warrants its snowmobiles, PWC, and ATVs under a limited warranty against defects in materials and workmanship for a period ranging from six months to one year from the date of retail sale or for a period of 90 days from the date of commercial or rental use. Repairs or replacements under warranty are administered through the Company's dealers and distributors and have not had a material effect on the Company's business.

     Since 1985, the Company has entered into an annual arrangement with certain financial institutions to provide floor plan financing for the Company's North American dealers. These agreements improve the Company's liquidity by financing dealer purchases of products without requiring substantial use of the Company's working capital. The Company is paid by the floorplan companies within thirty days of shipment and as part of its marketing program the Company pays the floor plan financing of its dealers for certain fixed time periods depending on the size of a dealer's order. The financing agreements require repurchase of repossessed new and unused units and set limits upon the Company's potential liability for annual repurchases, such aggregate potential liability being approximately $6,600,000 at March 31, 1997. No material losses have been incurred by the Company under these agreements, which are terminable by either party upon 30 days' notice.

Competition

     The snowmobile, PWC, and ATV markets are highly competitive, with competition based on a number of factors, including performance, styling, fit and finish, brand loyalty, reliability, durability and price. The Company believes Arctic Cat snowmobiles and ATVs and Tigershark PWC are highly regarded by consumers in all of these competitive categories. Certain of the Company's competitors are more diversified and have financial and marketing resources which are substantially greater than those of the Company.

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

     Certain materials used in snowmobile, PWC, and ATV manufacturing that are toxic, flammable, corrosive or reactive are classified by the federal and state governments as "hazardous materials." Control of these substances is regulated by the Environmental Protection Agency and various state pollution control agencies which require reports and inspect facilities to monitor compliance. The Company's cost of compliance with environmental regulations has not been, and is not expected to be, material. The Company's manufacturing facilities are subject to the regulations promulgated by, and may be inspected by, the Occupational Safety and Health Administration.

     The Company is a member of the International Snowmobile Manufacturers Association (ISMA), a trade association formed to promote safety in the manufacture and use of snowmobiles, among other things. The ISMA is currently
made up of Arctco, Bombardier (Ski-Doo), Yamaha, and Polaris.   The ISMA
members are also members of the Snowmobile Safety and Certification Committee
(SSCC), which promulgated voluntary safety standards for snowmobiles. The SSCC standards, which require testing and evaluation by an independent testing laboratory of each model produced by participating snowmobile manufacturers, have been adopted by the Canadian Department of Transport. Following the development of the SSCC standards, the U.S. Consumer Products Safety
Commission denied a petition to develop a mandatory federal safety standard for snowmobiles in light of the high degree of adherence to the SSCC standards in the United States. Since the Company's inception, all of its models have complied with the SSCC standards.

     The Company is a member of National Marine Manufacturers Association
(NMMA) and the Personal Watercraft Industry Association (PWIA). Tigershark personal watercraft conform to applicable United States Coast Guard (USCG) standards and Society of Automobile Engineer (SAE) recommended practices.

     The Company is a member of the Specialty Vehicle Institute of America
(SVIA), a trade association organized to foster and promote the safe and responsible use of specialty vehicles manufactured and/or distributed throughout the United States of America. The Company is also a member of the Canadian All-Terrain Vehicle Distributors Council (CATV), a council of similar function. In addition, the Arctic Cat ATV conforms to certain U.S. Consumer Product Safety Commission standards.

     Governmental bodies have proposed legislation involving more stringent emissions standards for two-cycle engines. Such engines are used on the Company's snowmobiles and PWC. The Company currently is unable to predict whether such legislation will be enacted and, if so, the ultimate impact on the Company and its operations. However, the Company is currently evaluating several alternatives to comply with the proposed legislation.

Employees

     During fiscal 1997, the Company had peak employment of approximately 1,722 employees, including 238 salaried and 1,484 hourly and production personnel. Due to the seasonal nature of sales and the Company's production schedules, prior to the introduction of the PWC, approximately 60% of hourly personnel worked only during the spring through the late fall production period.
However, during the past four fiscal years, most employees remained employed throughout the year to produce the Tigershark PWC and Arctic Cat ATV. The Company's employees are not represented by a union or subject to a collective bargaining agreement. The Company has never experienced a strike or work stoppage and considers its relations with its employees to be excellent.

Intellectual Property

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

Item 2.  Properties

     The Company owns its manufacturing facilities and executive offices in Thief River Falls, Minnesota. The facilities consist of approximately 488,000 square feet of manufacturing, office and warehouse space on 49.5 acres, including approximately 417,000 square feet devoted to manufacturing, and approximately 71,000 square feet devoted to office and administrative uses.

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

     During fiscal 1997, the Company purchased the 37,000 square foot building located in Madison, South Dakota, that it had leased since 1992. This facility is used to produce and/or paints hoods and other parts for the Company's Arctic Cat snowmobiles and PWC.

     Also during fiscal 1997, the Company constructed a 220,000 square foot facility in Bucyrus, Ohio, to house its service parts, garments and accessories distribution operations. The Company believes the Bucyrus facility's proximity to central shipping hubs and close access to Canada will allow decreased delivery times to the majority of its dealers.


Item 3.  Legal Proceedings

     Accidents involving personal injury and property damage occur in the use of snowmobiles, PWC, and ATVs. Claims have been made against the Company from time to time. It is the Company's policy to vigorously defend against these actions. The Company believes that the cases in discovery are adequately covered by product liability insurance. Although the Company from time to time has been named as a defendant in lawsuits involving product liability claims against Arctic Enterprises, Inc. on the theory that the Company is a successor of Arctic Enterprises, Inc., the Company is not a successor of Arctic Enterprises, Inc. and has never been found liable in any such lawsuits. The Company is not involved in any other legal proceedings which are considered to have the potential for a materially adverse impact on the Company's business or financial condition.

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


   Item 4.  Submission of Matters to a Vote of Security Holders

        None

   Item 4.   (A)  Executive Officers of Registrant


       Name                   Age                 Position
      ______                 _____               __________

  William G. Ness             59        Chairman of the Board of Directors
  Christopher A. Twomey       49        President and Chief Executive Officer
  Bryce D. Abrahamson         43        Vice President--Materials
  Mark E. Blackwell           44        Vice President--Marketing
  Terry J. Blount             54        Vice President--Human Resources
  Timothy C. Delmore          43        Chief Financial Officer and Secretary
  Ronald G. Ray               48        Vice President--Manufacturing
  Roger H. Skime              54        Vice President--Research & Development
  Ole E. Tweet                50        Vice President--New Product Development

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

        Mr. Abrahamson has been Vice President--Materials of the Company since 1988. He has been with the Company since its inception in 1983, serving as Purchasing Agent prior to being named to his present post. Mr. Abrahamson has been employed in the snowmobile industry for 23 years.

        Mr. Blackwell has been Vice President--Marketing since May of 1992 and has over 15 years of marketing experience in the recreational vehicle field. Previously he served for five years as Marketing Director for American Suzuki Motor Corporation. His responsibilities have included the motorcycle and marine divisions.

        Mr. Blount has been Vice President--Human Resources since June of 1996. Mr. Blount has over 28 years of Human Resource experience in the manufacturing field. Prior to joining the Company, Mr. Blount worked as Vice President-Human Resources at Washington Scientific Industries since 1981.

        Mr. Delmore has been Chief Financial Officer of the Company since 1986 and has been Corporate Secretary of the Company since 1989. Mr. Delmore, a CPA with seven years of prior public accounting experience, joined the Company in 1985 as Controller.

        Mr. Ray has been Vice President-Manufacturing since April of 1992 and has over 27 years of manufacturing experience. Before joining Arctic Cat he served eight years as Vice President of Manufacturing for a Minnesota based company.

        Mr. Skime has been Vice President--Research and Development of the Company since its inception in 1983 and has been employed in the snowmobile industry for 36 years.

        Mr. Tweet, Vice President of New Product Development and General Manager of the Marine Division, had been the Company's Vice President-Marketing since its inception in 1983 and has been employed in the snowmobile industry for 32 years.

















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

                                         Years Ended

                             March 31, 1997             March 31, 1996
   Quarterly Prices          High         Low           High        Low

   First Quarter            $12.50       $ 9.50         $15.88    $10.98
   Second Quarter           $12.25       $ 8.88         $14.50    $11.00
   Third Quarter            $10.75       $ 9.00         $14.13    $11.00
   Fourth Quarter           $11.00       $ 9.44         $13.13    $ 9.50

   As of June 20, 1997, the Company had approximately 779 stockholders of record, including the nominee of Depository Trust Company which held 17,681,392 shares of common stock.

   On March 2, 1992, the Company initiated a $0.0267 per share regular quarterly dividend. The quarterly dividend was increased to $0.0355 per share on March 2, 1993 and subsequently increased to $0.0467 per share on March 2, 1994. On February 2, 1995, the Company increased the quarterly dividend to $0.06 per share. All dividends have been adjusted for stock-splits.











                         (This space intentionally left blank.)


Item 6.    Selected Financial Data
            Years Ended March 31,
    (in thousands, except per share amounts)

                             1997       1996       1995       1994      1993
                             ____       ____       ____       ____      ____
Income Statement Data:

Net sales                   $468,595   $404,996   $367,144  $268,057  $184,720
Cost of goods sold           351,249    308,946    267,210   190,972   132,950
                             _______    _______    _______   _______   _______
Gross profit                 117,346     96,050     99,934    77,085    51,770
Selling, general and
administrative expenses       83,282     72,473     50,939    36,906    26,196
                              ______     ______     ______    ______   _______
Operating profit              34,064     23,577     48,995    40,179    25,574
Interest income                1,798      2,228      2,383     1,595     1,533
Interest expense                (109)        -         (17)      (98)     (184)
                              ------     ------     ------     ------    ------
Earnings before income taxes  35,753     25,805     51,361    41,676    26,923
Income taxes                  12,692      9,159     17,976    14,170     8,912
                              ______     ______     ______    ______    ______
Net earnings                $ 23,061   $ 16,646   $ 33,385  $ 27,506  $ 18,011
                              ======     ======     ======    ======    ======

Net earnings per share      $   0.78   $   0.56   $   1.13   $   0.94  $   0.62
                              ======     ======     ======     ======    ======

Cash dividends per share    $   0.24   $   0.24   $   0.21   $   0.15  $   0.12
                              ======     ======     ======     ======    ======
Average shares
outstanding                   29,476     29,661     29,495     29,267    29,078
                              ======     ======     ======     ======    ======

_______________________________________________________________________________
As of March 31,                 1997       1996        1995       1994     1993
Balance Sheet Data (in thousands)

Cash & short-term investments $ 50,740  $ 44,002  $  65,241  $  59,923 $ 54,812
Working capital                131,604   130,142     128,845   104,885   83,878
Total assets                   217,967   207,996     183,996   154,980  122,149
Long-term debt                   --        --          --        --         581
Shareholders' equity           166,738   156,193     147,067   118,203   94,301

_______________________________________________________________________________
QUARTERLY FINANCIAL DATA (unaudited)
(in thousands, except per share amounts)
                            Total     First       Second    Third     Fourth
                            Year      Quarter     Quarter   Quarter   Quarter
Net Sales                   ______    ______      ______    ______    ______
    1997                   $468,595    89,126     177,925   133,877    67,667
    1996                    404,996    61,759     166,059   123,623    53,555
    1995                    367,144    56,007     149,204   112,844    49,089

Gross Profit
    1997                   $117,346    18,539      49,389    35,715    13,703
    1996                     96,050    11,806      43,295    31,792     9,157
    1995                     99,934    13,741      41,845    32,940    11,408

Net Earnings (Loss)
    1997                   $ 23,061     1,002      18,587     6,020    (2,548)
    1996                     16,646    (4,268)     17,888     6,015    (2,989)
    1995                     33,385     3,583      18,959    10,761        82

Net Earnings (Loss) Per Share
    1997                   $   0.78      0.03        0.63      0.20     (0.09)
    1996                       0.56     (0.14)       0.60      0.20     (0.10)
    1995                       1.13      0.12        0.64      0.36      0.00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Fiscal 1997 was a successful, record breaking sales year for Arctic Cat Inc. The Company also achieved record retail sales of Arctic Cat snowmobiles for the fourteenth consecutive year. Dealer and customer reception of the Arctic Cat all-terrain vehicle (ATV) continues to be encouraging after completing its first year in this strategic market. The Company's continued growth in this $1.2 billion market will be enhanced by the introduction of new models which will occur during our next fiscal year.

Financial Data
(in thousands, except per share data)
                                         Years ended March 31,
                                1997            1996            1995

Net Sales                      $468,595        $404,996        $367,144
Net Earnings                   $ 23,061        $ 16,646        $ 33,385
Net Earnings Per Share            $0.78           $0.56           $1.13
Cash & Short-Term Investments  $ 50,740        $ 44,002        $ 65,241
Sales by Product Line (In %)
  Snowmobiles                        58%             66%             65%
  PWC                                15%             14%             18%
  ATVs                               11%              3%              -
  Parts, Garments & Accessories      16%             17%             17%

Results of Operations

     1997 vs. 1996

    Net sales increased 15.7% in 1997 to $468,595,000 from $404,996,000 in 1996 due to a 2.0% increase in snowmobile sales, on flat unit volume, an 8.9% increase in parts, garments and accessories sales, and $50.7 million of ATV sales as the Company completed its first full year in the ATV market. PWC unit volume increased 17.8%. The Company believes the increases in snowmobile parts and accessory sales were driven by increased demand for the Company's products as well as by excellent winter conditions in the midwest and western United States and Canada. PWC sales increases resulted from late shipments of models for the 1996 summer season that were shipped in the first quarter ended June 30, 1996 and the earlier shipment of models for the 1997 summer season occurring in the fourth quarter.

    Gross profit increased 22.2% to $117,346,000 in 1997 from $96,050,000 in
1996. Gross profit as a percent of net sales was 25.0% in 1997 compared to 23.7% in 1996. The increase in the gross profit percentage was primarily due to the positive fluctuation in the exchange rates between the U.S. dollar and the Japanese yen. The Company shares exchange rate fluctuations with Suzuki Motor Corporation, its engine supplier. These fluctuations affected all three product lines and increased gross profit by approximately $5,500,000 over fiscal 1996 (see Inflation and Exchange Rates). Also improving the gross profit percentage were Canadian dealer direct snowmobile and accessory shipments which yielded higher margins than the prior years shipments to Canadian distributors. These factors were mitigated by a larger percentage of ATVs and PWC in the sales mix which yield lower margins than snowmobiles.

    Selling, general and administrative expenses increased 14.9% to $83,282,000 in 1997 from $72,473,000 in 1996. The increase is principally attributable to increased selling and administrative expenses associated with increased ATV sales and increased expenses due to selling directly to dealers in Canada.
As a percent of net sales, selling, general and administrative expenses were 17.8% in 1997 compared to 17.9% in 1996.

    Operating profits increased 44.5% to $34,064,000 in 1997 from $23,577,000 in 1996. As a percent of net sales, operating profits increased to 7.3% in 1997 from 5.8% in 1996 (see gross profit and operating expense discussion).

    Net earnings increased 38.5% to $23,061,000 in 1997 from $16,646,000 in
1996. Net earnings as a percent of net sales were 4.9% and 4.1% in 1997 and 1996 respectively. Net earnings per share were $0.78 in 1997 compared to $0.56 in 1996.

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


Liquidity and Capital Resources

     The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of production in late February and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle.

Cash and Short-Term Investments

     Cash and short-term investments were $50,740,000 at March 31, 1997 compared to $44,002,000 at March 31, 1996. The Company's cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company's snowmobile production cycle begins. The Company's investment objectives are first, safety of principal and second, rate of return.

Working Capital

     The Company has an unsecured credit agreement with a bank for the issuance of up to $30,000,000 of documentary and stand-by letters of credit. The total letters of credit issued at March 31, 1997 were $19,888,000, of which $16,639,000 was issued to Suzuki Motor Corporation for engine purchases.
During fiscal 1996, the Company's Board of Directors authorized the repurchase of up to 1,500,000 shares of common stock. During 1997 and 1996, the Company invested $5,858,000 and $672,000 to repurchase and cancel 596,500 and 66,000 shares. In 1997, the Company invested $21,270,000 in capital expenditures including approximately $6,000,000 for a parts, garments and accessory distribution facility in Bucyrus, Ohio. The Company expects that for fiscal 1998 capital expenditures, including tooling, will approximate $17,000,000.
The Company believes that cash generated from operations will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program and capital expenditure requirements for the foreseeable future.

     The Company does not provide financing for the purchase of snowmobiles, ATVs or PWC by its retail customers. The Company has agreements with certain finance companies to provide floor plan financing for the Company's North American dealers. These agreements improve the Company's liquidity by financing dealer purchases of products without requiring substantial use of the Company's working capital. The Company is paid by the floor plan companies within thirty days of shipment and as part of its marketing program the Company pays the floor plan financing of its dealers for certain set time periods depending on the size of a dealer's order. The financing agreements require repurchase of repossessed new and unused units and sets limits upon the Company's potential liability for annual repurchases. The aggregate potential liability was approximately $6,600,000 at March 31, 1997. No material losses have been incurred by the Company under these agreements, which are terminable by either party upon 30 days notice.

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

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Report on Form 10-K, as well as the Company's Annual Report and future filings with the Securities and Exchange Commission, the Company's press releases and oral statements made with the approval of an authorized executive officer, contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate" and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix; competitive pressure on sales and pricing; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines from Suzuki; warranty expenses; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of insured amounts; environmental and product safety regulatory activity; effects of the weather; and overall economic conditions and consumer confidence.


Item 8.  Financial Statements and Supplementary Data

         Financial Statements and Notes appear on pages F-1 through F-11.

         Quarterly financial data appears in Item 6.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information included under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 14, 1997, is incorporated herein by reference.

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Item 4(A) of this Form 10-K.

Item 11.  Executive Compensation

     The information included under the heading "Executive Compensation and Other Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders currently scheduled to be held August 14, 1997, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information included under the heading "Beneficial Ownership of Capital stock" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 14, 1997, is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions, appearing under the heading "Executive Compensation and Other Information- Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 1997, is incorporated herein by reference.


                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)  Documents filed as part of report

     1. Financial Statements.

          The following consolidated financial statements of the Company and its subsidiaries are filed as part of Form 10-K:

                                                                  Form 10-K
                                                                 Page Reference
         (i)       Consolidated Balance Sheets                          F-1
                   as of March 31, 1997 and 1996

        (ii)       Consolidated Statements of Earnings                  F-2
                   for the three years ended March 31, 1997, 1996 and 1995

       (iii)       Consolidated Statements of Shareholders'             F-3
                   Equity for the three years ended March 31, 1997, 1996 and 1995

        (iv)       Consolidated Statements of Cash Flows                F-4
                   for the three years ended March 31, 1997, 1996 and 1995

         (v)       Notes to Consolidated Financial                      F-5 to
                   Statements                                           F-11

        (vi)       Report of Independent Certified Public               F-12
                   Accountants

       2.  Schedules filed as part of Form 10-K:

         (i)       Schedule II - Valuation and Qualifying Accounts      F-13

    3.   Exhibits                                            Method of Filing

          3(a) Amended and Restated Articles of Incorporation           (2)
               of Company

          3(b) Restated By-Laws of the Company                          (1)

          4(a) Form of specimen Common Stock Certificate                (1)

         10(a) 1989 Stock Option Plan, as amended                       (2)

         10(b) 1995 Stock Option Plan, as amended                       (2)

         10(c) Purchase/Supply Agreement dated as of                    (1)
               March 1, 1985 between Suzuki Motor Co.,
               Ltd. and the Company, and related Agreement on Implementation of Warranty Provision.

         10(d) Form of Employment Agreement between the                 (1)
               Company and each of its executive officers

         10(e) Floorplan Repurchase Agreement dated                     (1)
               July 13, 1984, between the Company
               and ITT Commercial Finance Corp.

         10(f) Floorplan Repurchase Agreement dated as                  (1)
               of June 15, 1988, between the Company
               And ITT Commercial Finance, a division
               Of ITT Industries of Canada, Ltd.

         10(g) Discretionary Revolving Credit Facility,                 (2)
               dated as of June 6, 1997, between the Company and Norwest Bank Minnesota, National Association.

           21  Subsidiaries of the Registrant                           (2)

           23  Consent of Independent Certified Public Accountants      (2)

           27  Financial Data Schedule                                  (2)

    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended March 31, 1997.

    (c)   Exhibits


          Reference is made to Item 14(a) 3.

    (d)   Schedules

          None

 --------------------------------------


    (1)  Incorporated herein by reference to the Company's Form
         S-1 Registration Statement (File Number 33-34984).

    (2)  Filed with this Form 10-K.












                   (This space intentionally left blank.)



                                SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of June, 1997.

                                                ARCTIC CAT INC.

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

/s/William G. Ness                                            June 27, 1997
___________________________                                 ___________________

William G. Ness
Chairman of the Board and Director

/s/Christopher A. Twomey                                      June 27, 1997
___________________________                                 ___________________
Christopher A. Twomey
President, Chief Executive Officer
and Director
(Principle Executive Officer)

/s/Timothy C. Delmore                                         June 27, 1997
___________________________                                 ___________________
Timothy C. Delmore
Chief Financial Officer
(Principle Financial and Accounting Officer)

/s/Robert J. Dondelinger                                      June 27, 1997
___________________________                                 ___________________
Robert J. Dondelinger, Director

/s/William I. Hagen                                           June 27, 1997
__________________________                                  ___________________
William I. Hagen, Director


__________________________                                  ___________________
Takeshi Natori, Director

/s/Lowell T. Swenson                                          June 27, 1997
__________________________                                  ___________________
Lowell Swenson, Director

/s/Gregg A. Ostrander                                         June 27, 1997
__________________________                                  ___________________
Gregg A. Ostrander, Director


__________________________                                  ___________________
Kenneth J. Roering, Director






                       Arctic Cat Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                   March 31,

     ASSETS                                       1997                1996
                                                  ____                ____
CURRENT ASSETS
     Cash and equivalents                    $  5,540,000        $  9,032,000
     Short-term investments                    45,200,000          34,970,000
     Accounts receivable, less allowances      27,393,000          36,465,000
     Inventories                               86,502,000          86,618,000
     Prepaid expenses                           1,618,000           2,404,000
     Income taxes receivable                    3,838,000                  -
     Deferred income taxes                      8,369,000           8,920,000
                                              ___________         ___________
          Total current assets                178,460,000         178,409,000

PROPERTY, PLANT AND EQUIPMENT - (at cost)
     Machinery, equipment and tooling          60,534,000          55,118,000
     Buildings and improvements                11,244,000           6,191,000
     Land                                         527,000             192,000
                                               __________          __________
                                               72,305,000          61,501,000
     Less accumulated depreciation             32,798,000          31,914,000
                                               __________          __________
                                               39,507,000          29,587,000
                                               __________          __________
                                             $217,967,000        $207,996,000
                                              ===========         ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                        $ 21,586,000        $ 23,947,000
     Accrued expenses                          25,270,000          24,320,000
                                               __________          __________
          Total current liabilities            46,856,000          48,267,000

DEFERRED INCOME TAXES                           4,373,000           3,536,000

COMMITMENTS AND CONTINGENCIES                          -                   -
SHAREHOLDERS' EQUITY
  Preferred stock, par value $1.00;
    2,300,000 shares authorized; none issued           -                   -
  Preferred stock - Series A Junior
    Participating, par value $1.00;
    450,000 shares authorized; none issued             -                   -
  Common stock, par value $.01; 37,440,000
    shares authorized; shares issued and
    outstanding, 21,533,136 in 1997;
    22,055,971 in 1996                            215,000             221,000
  Class B common stock, par value $.01;
    7,560,000 shares authorized, issued,
    and outstanding                                76,000              76,000
  Additional paid-in capital                   17,069,000          22,502,000
  Retained earnings                           149,378,000         133,394,000
                                              ___________         ___________
                                              166,738,000         156,193,000
                                              ___________         ___________
                                             $217,967,000        $207,996,000
                                              ============        ============
                                       F-1

                      Arctic Cat Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF EARNINGS
                             Years ended March 31,


                                    1997           1996           1995
                                    ____           ____           ____

Net sales                       $468,595,000   $404,996,000   $367,144,000

Cost of goods sold               351,249,000    308,946,000    267,210,000
                                 ___________    ___________    ___________
     Gross profit                117,346,000     96,050,000     99,934,000

Selling, general and
administrative expenses           83,282,000     72,473,000     50,939,000
                                 ___________    ___________    ___________

     Operating profit             34,064,000     23,577,000     48,995,000

Other income (expense)
     Interest income               1,798,000      2,228,000      2,383,000
     Interest expense               (109,000)            -         (17,000)
                                 ___________    ___________    ___________
                                   1,689,000      2,228,000      2,366,000
                                 ___________    ___________    ___________
Earnings before income taxes      35,753,000     25,805,000     51,361,000

Income tax expense                12,692,000      9,159,000     17,976,000
                                 ___________    ___________    ___________
     Net earnings               $ 23,061,000   $ 16,646,000   $ 33,385,000
                                  ==========     ==========     ==========

Net earnings per share                 $0.78          $0.56          $1.13
                                         ===            ===           ====
Weighted average common and
  common equivalent shares        29,476,000     29,661,000     29,495,000
  outstanding                     ==========     ==========     ==========



                                Arctic Cat Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    Years ended March 31,

                                                          Class B          Additional
                                  Common Stock          Common Stock        Paid-in        Retained
                              Shares       Amount     Shares     Amount     Capital        Earnings      Total

                              ______       ______     ______     ______    __________     __________
_________
Balances at April 1, 1994    21,770,386   $218,000   7,560,000   $76,000   $21,521,000  $
96,388,000  $118,203,000

 Contribution to retirement
   savings plan                   4,197         -           -         -         77,000            -         77,000

 Exercise of stock options      375,212      4,000          -         -      1,947,000            -      1,951,000

 Tax benefits from
   stock option exercises            -          -           -         -        914,000            -        914,000

 Common stock retired           (79,382)    (1,000)         -         -     (1,556,000)           -
(1,557,000)

 Cash dividends ($.21 per share)     -          -           -         -             -     (5,906,000)   (5,906,000)

 Net earnings                        -          -           -         -             -     33,385,000    33,385,000
                             __________    _______   _________    ______    __________    __________
___________

Balances at March 31, 1995   22,070,413    221,000   7,560,000    76,000    22,903,000
123,867,000   147,067,000

 Exercise of stock options       58,786      1,000          -         -        302,000            -        303,000

 Tax benefits from
   stock option exercises            -          -           -         -         62,000            -         62,000

 Common stock retired           (73,228)    (1,000)         -         -       (765,000)           -       (766,000)


 Cash dividends ($.24 per share)     -          -           -         -             -     (7,119,000)   (7,119,000)

 Net earnings                        -          -           -         -             -     16,646,000    16,646,000
                             __________    _______   _________    ______    __________    __________
___________

Balances at March 31, 1996   22,055,971    221,000   7,560,000    76,000    22,502,000
133,394,000   156,193,000

 Exercise of stock options       83,238         -           -         -        464,000            -        464,000

 Tax benefits from
   stock option exercises            -          -           -         -         62,000            -         62,000

 Common stock retired          (606,073)    (6,000)         -         -     (5,959,000)           -
(5,965,000)

 Cash dividends ($.24 per share)     -          -           -         -             -     (7,077,000)   (7,077,000)

 Net earnings                        -          -           -         -             -     23,061,000    23,061,000
                             __________    _______   _________    ______    __________    __________
___________

Balances at March 31, 1997   21,533,136   $215,000   7,560,000   $76,000   $17,069,000
$149,378,000  $166,738,000
                             ==========    =======   =========   =======    ==========
===========   ===========
                                       F-3

                        Arctic Cat Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years ended March 31,


                                             1997          1996          1995
Cash flows from operating activities
 Net earnings                          $ 23,061,000  $ 16,646,000 $ 33,385,000
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities
    Depreciation                         11,350,000     7,646,000    5,448,000
    Deferred income taxes                 1,388,000    (2,481,000)    (127,000)
    Contribution to retirement
     savings plan                                -             -        77,000
    Changes in operating assets
     and liabilities:
      Trading securities                (12,476,000)   25,280,000  (12,603,000)
      Accounts receivable                 9,072,000   (17,099,000)  (4,353,000)
      Inventories                           116,000   (16,692,000) (10,030,000)
      Prepaid expenses                      786,000      (400,000)  (1,265,000)
      Accounts payable                   (2,229,000)    7,957,000   (3,308,000)
      Accrued expenses                      950,000     5,237,000    2,599,000
      Income taxes                       (3,908,000)    2,684,000   (1,481,000)
                                         __________    __________   __________
        Net cash provided by
        operating activities             28,110,000    28,778,000    8,342,000

                                      Cash flows from investing activities
 Additions to property, plant and
  equipment                            (21,270,000)  (17,155,000) (10,664,000)
 Sales and maturities of
  available-for-sale securities           4,500,000     2,292,000    2,669,000
 Purchases of available-for-sale
  securities                             (2,254,000)   (2,933,000)  (4,032,000)
                                         __________    __________    _________
        Net cash used in
        investing activities            (19,024,000)  (17,796,000) (12,027,000)

Cash flows from financing activities
 Dividends paid                          (7,077,000)   (7,119,000)  (5,906,000)
 Proceeds from issuance of common stock     357,000       209,000      943,000
 Common stock retired                    (5,858,000)     (672,000)          -
                                         __________    __________    _________
        Net cash used in
        financing activities            (12,578,000)   (7,582,000)  (4,963,000)
                                         __________    __________    _________
Net increase (decrease) in cash
 and equivalents                         (3,492,000)    3,400,000   (8,648,000)

Cash and equivalents at beginning
 of year                                  9,032,000     5,632,000   14,280,000
                                         __________    __________    _________
Cash and equivalents at end of year    $  5,540,000  $  9,032,000 $  5,632,000
                                         ==========    ==========   ==========

Supplemental disclosure of cash
 payments for income taxes             $ 15,212,000  $ 10,869,000 $ 19,584,000
                                         ==========    ==========   ==========

Supplemental disclosure of non-cash financing activities:

  During 1997, 1996 and 1995, common stock with a fair market value of $107,000, $94,000 and $1,557,000 was canceled as settlement for the exercise of certain stock options and associated payroll taxes.

  Tax benefits derived from the exercise of stock options reduced income tax obligations and increased additional paid-in capital in the amount of $62,000, $62,000 and $914,000 during 1997, 1996 and 1995.



                        Arctic Cat Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1997, 1996 and 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Arctic Cat Inc. and Subsidiaries (the "Company") design, engineer, manufacture and market snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, and personal watercraft under the Tigershark brand name, as well as related parts, garments and accessories, principally through its facilities in Thief River Falls, Minnesota. Principal products, as a percentage of 1997 sales, are: snowmobiles - 58%, personal watercraft - 15%, ATVs - 11%, and parts, garments and accessories - 16%. The Company operates in a single industry segment and its products are sold through a network of independent dealers located throughout the United States, Canada, Scandinavia and other international markets.

  Use of Estimates:
  Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

  Principles of Consolidation:
  The consolidated financial statements include the accounts of Arctic Cat Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Cash and Equivalents:
  The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. Cash equivalents totaled $10,109,000 and $12,582,000 at March 31, 1997 and 1996,
  are stated at cost, which approximates market value based upon quoted market prices, and were principally invested in three issuers' and two issuers' put bonds in 1997 and 1996.

  Short-Term Investments:
  Short-term investments include trading securities with unrealized gains and losses included in net earnings and available-for-sale securities with unrealized gains and losses reported within shareholders' equity using the specific identification method. Short-term investments are reported at cost, which approximates market value based upon quoted market prices.

  Inventories:
  Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.

  Property, Plant and Equipment:
  Depreciation is provided to relate the cost of depreciable assets to operations over their estimated service lives principally on a straight-line basis. Estimated service lives range from 15-25 years for buildings and improvements and 3-7 years for machinery, equipment and tooling. Accelerated and straight-line methods are used for income tax reporting.

  Product Warranties:
  The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence and amounts are known following the sale. Warranty costs on certain parts and components are reimbursed to the Company by supplying vendors.


  Insurance:
  The Company is self-insured for employee medical, workers' compensation and product liability claims. Specific stop loss coverages are provided for catastrophic claims. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated.

  Revenue Recognition:
  The Company recognizes revenue when products are shipped to dealers.

  Research and Development:
  The Company expenses research and development costs as a component of selling , general and administrative expenses as incurred. Research and development expense was $9,911,000, $9,317,000 and $7,207,000 during 1997, 1996 and 1995.

  Advertising:
  The Company expenses advertising costs as incurred. Advertising expense was $17,049,000, $12,296,000 and $8,903,000 during 1997, 1996 and 1995.


  Stock-Based Compensation:
  The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation plans. Pro forma information related to the fair value based method of accounting is contained in Note 1.

  Net Earnings Per Share:
  Net earnings per share is computed by dividing net earnings by the weighted average outstanding common shares and common share equivalents, when dilutive.

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting this new standard would not be material for 1997, 1996 or 1995.

  Foreign Currency:
  Effective April 1, 1996, the Company began marketing its products directly to Canadian dealers in Canadian currency. The Company's Canadian operations use the U.S. dollar as the functional currency. Canadian assets and liabilities are translated at the foreign exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average foreign exchange rate in effect. Translation and exchange gains and losses are reflected in the results of operations.

  The Company enters into foreign exchange forward contracts to hedge purchase commitments denominated in Japanese yen. Gains and losses on the foreign exchange contracts are deferred and included in the determination of the related foreign currency transaction. At March 31, 1997, the Company had open Japanese yen forward purchase contracts with notional amounts totaling $13,993,000.

NOTE B - SHORT-TERM INVESTMENTS

  Short-term investments consist primarily of a diversified portfolio of tax exempt municipal bonds and municipal bond mutual funds and are classified as follows at March 31:

                                               1997                1996
                                               ____                ____

     Trading securities                     $32,490,000         $20,014,000
     Available-for-sale debt securities      12,710,000          14,956,000
                                             __________          __________
                                            $45,200,000         $34,970,000
                                             ==========          ==========
                                       F-6

  The contractual maturities of available-for-sale debt securities at March 31, 1997, are as follows: $500,000 within one year, $3,090,000 from one year through five years, and $9,120,000 from five years through ten years. Gross realized and unrealized gains and losses related to available-for-sale securities were not material.

NOTE C -INVENTORIES

  Inventories consist of the following at March 31:
                                                 1997            1996
                                                 ____            ____

     Raw materials and sub-assemblies          $32,784,000    $39,027,000
     Finished goods                             32,573,000     22,727,000
     Parts, garments and accessories            21,145,000     24,864,000
                                                __________     __________
                                               $86,502,000    $86,618,000
                                                ==========     ==========


NOTE D - ACCRUED EXPENSES

  Accrued expenses consist of the following at March 31:

                                                 1997             1996
                                                 ____             ____

     Compensation                            $ 7,952,000      $ 5,892,000
     Warranty                                  7,971,000        7,939,000
     Self-insured retentions                   3,391,000        3,185,000
     Other                                     5,956,000        7,304,000
                                              __________       __________
                                             $25,270,000      $24,320,000
                                              ==========       ==========

NOTE E - RETIREMENT SAVINGS PLAN

  The Company's 401(k) retirement savings plan covers substantially all eligible employees. Employees may contribute up to 20% of their compensation with the Company matching 100% of the employee contributions, up to a maximum of 3% of the employee's compensation. The Company can elect to make additional contributions at its discretion. Total Company contributions were $773,000, $724,000 and $579,000 in 1997, 1996 and 1995.


NOTE F - RELATED PARTY TRANSACTIONS

  The Company purchases engines and related parts, which are manufactured in Japan, from Suzuki Motor Corporation (Suzuki) (see Note I). Such purchases totaled $103,285,000, $95,619,000 and $77,005,000 in 1997, 1996 and 1995.
  The purchase price of engines and related parts is determined annually. The Company has an agreement with Suzuki, which renews annually, to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement for snowmobile and watercraft engine purchases. Foreign currency exchange losses under this agreement were not material during the periods presented.


  As described above, and in Note I, the Company is dependent on Suzuki for the near term supply of its engines and related parts. An interruption of this supply could have a material adverse effect on the Company's operations.

  Freight services and certain raw materials are purchased from companies where certain of the Company's directors are officers or significant shareholders. In 1997, 1996 and 1995, these transactions aggregated $7,699,000, $6,255,000 and $4,961,000.


NOTE G - INCOME TAXES

  Income tax expense consists of the following for the years ended March 31:

                                    1997              1996             1995
                                    ____              ____             ____

    Current  -Federal             $9,767,000       $10,375,000     $16,227,000
             -State                1,537,000         1,265,000       1,876,000

    Deferred                       1,388,000        (2,481,000)       (127,000)
                                  __________        __________      __________
                                 $12,692,000        $9,159,000     $17,976,000
                                  ==========        ==========      ==========

  The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes are as follows at March 31:

                                                      1997             1996
                                                      ____             ____
    Deferred income taxes assets
     Accrued warranty                               $2,989,000      $2,977,000
     Inventory capitalization and reserves           1,827,000       2,317,000
     Other                                           3,553,000       3,626,000
                                                     _________       _________
                                                    $8,369,000      $8,920,000
                                                     =========       =========

    Deferred income taxes - liabilities
     Depreciation                                   $2,683,000      $2,057,000
     Other                                           1,690,000       1,479,000
                                                     _________       _________
                                                    $4,373,000      $3,536,000
                                                     =========       =========


  The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended March 31:

                                                1997       1996       1995
                                                ____       ____       ____

     Statutory income tax rate                  35.0%      35.0%      35.0%
     State taxes                                 2.3        3.2        2.4
     Tax exempt interest                        (1.3)      (2.9)      (1.6)
     Foreign sales corporation                  (1.5)      (2.0)      (1.0)
     Other                                       1.0        2.2         .2
                                                ____       ____       ____
                                                35.5%      35.5%      35.0%
                                                ====       ====       ====

NOTE H - COMMITMENTS AND CONTINGENCIES

  Letters of Credit:
  At March 31, 1997, the Company had an unsecured credit agreement with a bank for the issuance of up to $30,000,000 of documentary and stand-by letters of credit. The total letters of credit issued at March 31, 1997, were $19,888,000, of which $16,639,000 were issued to Suzuki for engine purchases (see Note F). The letters of credit expire through September 1997.

  Dealer Financing:
  Finance companies provide certain of the Company's dealers and distributors with financing. The Company has agreements to repurchase certain repossessed products sold to its dealers and reimburse the finance companies for losses up to specified limits. At March 31, 1997, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $6,600,000. No material losses have been incurred under these agreements during the periods presented.

  The Company pays a specified portion of the floor plan interest payable to finance companies for certain of its dealers who qualify under various marketing programs. Total payments under these programs were $10,506,000, $7,416,000 and $4,881,000 in 1997, 1996 and 1995 and are included in selling, general and administrative expenses.

  Litigation:
  The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not be material to the Company's cash flow or consolidated financial statements.


NOTE I - SHAREHOLDERS' EQUITY

  Stock Plan Options:
  The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock at the date of grant. At March 31, 1997, the Company had 1,090,300 shares of common stock available for issue under the plans.

  Transactions under the plans during each of the three years in the period ended March 31, 1997 are summarized as follows:


                                          F-9
                                       Number of               Weighted
                                      shares under              average
                                        option               exercise price
                                        _______              ________________

     Outstanding at April 1, 1994       1,162,526                    $ 6.57
       Granted                            241,471                     16.64
       Exercised                         (375,213)                     5.20
                                        __________                   _______

     Outstanding at March 31, 1995      1,028,784                      9.44
       Granted                            255,000                     11.25
       Exercised                          (58,786)                     5.15
                                        __________                   _______

     Outstanding at March 31, 1996      1,224,998                     10.02
       Granted                            602,752                     10.25
       Exercised                          (83,238)                     5.59
                                        __________                   _______

     Outstanding at March 31, 1997      1,744,512                    $10.31
                                        =========                    =======

  Options exercisable at March 31:

  1995                                    265,019                    $ 7.15
  --------------------------------------------------------------------------
  1996                                    475,831                    $ 7.62
  --------------------------------------------------------------------------
  1997                                    751,180                    $ 8.94
  --------------------------------------------------------------------------

  The following tables summarize information concerning currently outstanding and exercisable stock options:

  Options Outstanding                   Weighted
                                        Average                 Weighted
  Range of              Number          Remaining               Average
  Exercise Prices       Outstanding     Contractual Life        Exercise Price
  ----------------------------------------------------------------------------
  $ 5.95-$ 8.03         431,820         5 months                $ 5.99
    9.50- 13.33       1,071,221         4.5 years                10.63
   16.33- 19.75         241,471         2.2 years                16.64
  ----------------------------------------------------------------------------
                      1,744,512
  ____________________________________________________________________________

  Options Exercisable
                                                                Weighted
  Range of              Number                                  Average
  Exercise Prices       Exercisable                             Exercise Price
  ----------------------------------------------------------------------------
  $ 5.95-$ 8.03         386,820                                 $ 5.99
    9.50- 13.33         305,463                                  11.03
   16.33- 19.75          58,897                                  17.52
  ----------------------------------------------------------------------------
                        751,180
  ____________________________________________________________________________

  The Company's 1997 and 1996 pro forma net earnings and net earnings per share would have been $22,290,000 and $16,450,000, or $0.76 and $0.55 per share had the fair value method been used for valuing options granted during 1997 and 1996. The impact on net earnings may differ in future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. The weighted average fair value of options granted in 1997 and 1996 was $3.40 and $3.84, computed by applying the following weighted average assumptions to the binomial options pricing model: dividend yield of 2%; risk-free rate of return of 6.6% and 6.2%; volatility of 35%; and an average term of 4.7 and 5 years for 1997 and 1996.

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


  Share Repurchase Authorization:
  The Company's Board of Directors has authorized the repurchase of up to 1,500,000 shares of common stock. During 1997 and 1996, the Company invested $5,858,000 and $672,000 to repurchase and cancel 596,500 and 66,000 shares.


NOTE J - EXPORT SALES AND MAJOR CUSTOMER

  Prior to March 31, 1996, the Company marketed its products to Canadian dealers through two distributors serving eastern and western Canada. Sales to one of these distributors amounted to $29,437,000 and $40,175,000 during 1996 and 1995. Effective April 1, 1996, the Company began marketing all of its products directly to Canadian dealers.

  Sales to foreign customers, located primarily in Canada, amounted to $94,468,000, $73,964,000 and $74,136,000 in 1997, 1996 and 1995.


                                       F-11

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Arctic Cat Inc.

     We have audited the accompanying consolidated balance sheets of Arctic
Cat Inc. (f/k/a Arctco, Inc.) and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arctic Cat Inc
 . and Subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

     We have also audited Schedule II of Arctic Cat Inc. and Subsidiaries for each of the three years in the period ended March 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/Grant Thornton LLP
______________________
Minneapolis, Minnesota
May 9, 1997


                                       F-12

                      ARCTIC CAT INC. AND SUBSIDIARIES
                SCHEDULE II-VALUATION AND QUALIFING ACCOUNTS
                    THREE YEARS ENDED MARCH 31, 1997

                                 Balance at     Charged to     Charged to
                                 Beginning      Costs and      Other Accounts   Deductions-      Balance at end
    Description                  of Period      Expenses        -Describe        Describe         of Period
    ___________                  __________     ___________    ______________   ___________      ________________

Warranty Reserve
 Year ended March 31, 1997       $7,939,000     $13,915,000         -          $13,883,000 (a)   $7,971,000

 Year ended March 31, 1996        6,012,000      14,354,000         -           12,427,000 (a)    7,939,000

 Year ended March 31, 1995        5,518,000       9,638,000         -            9,144,000 (a)    6,012,000


Self-insured Retentions:
 Year ended March 31, 1997        3,185,000       4,371,000         -            4,165,000 (b)    3,391,000

 Year ended March 31, 1996        2,504,000       3,777,000         -            3,096,000 (b)    3,185,000

 Year ended March 31, 1995        2,449,000       2,432,000         -            2,377,000 (b)    2,504,000

Other:
 Year ended March 31, 1997        3,037,000          -              -                -            3,190,000

 Year ended March 31, 1996        1,608,000          -              -                -            3,037,000

 Year ended March 31, 1995        1,683,000          -              -                -            1,608,000

(a) Warranty claims paid less vendor reimbursements.
(b) Health and workers' comp claims and expenses paid.

                                   F-13


                               ARCTIC CAT INC.
                               EXHIBIT INDEX

 Exhibit Number

    3(a) Amended and Restated Arcticles of Incorporation of Company

  10(a)                    1989 Stock Option Plan, as amended

  10(b)                    1995 Stock Option Plan, as amended

  10(g) Discretionary Revolving Credit Facility, dated as of June 6, 1997, between the Company and Norwest Bank Minnesota, National Association.

   21                      Subsidiaries of Registrant

   23                      Consent of Independent Certified Public
                           Accountants

   27                      Financial Data Schedule