Form 10-Q/A
period 1997-06-30
ARCTIC CAT INC
filed 1997-08-12
CIK 719866

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1997 or

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

                        Yes   X     No

At August 12, 1997, 21,635,309 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.










                        Part I - Financial Information

                       Arctic Cat Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                (unaudited)
                                                  June 30,          March 31,
ASSETS                                              1997              1997
CURRENT ASSETS
    Cash and equivalents                       $    715,000        $  5,540,000
    Short-term investments                       13,009,000          45,200,000
    Accounts receivable, less allowances         50,092,000          27,393,000
    Inventories                                 111,040,000          86,502,000
    Prepaid expenses                              1,454,000           1,618,000
    Income tax receivable                         1,154,000           3,838,000
    Deferred income taxes                         7,573,000           8,369,000
                                                ___________         ___________
         Total current assets                   185,037,000         178,460,000
PROPERTY, PLANT AND EQUIPMENT - at cost
    Machinery, equipment and tooling             63,410,000          60,534,000
    Buildings and improvements                   11,903,000          11,244,000
    Land                                            527,000             527,000
                                                 __________          __________
                                                 75,840,000          72,305,000
    Less accumulated depreciation                35,496,000          32,798,000
                                                 __________          __________
                                                 40,344,000          39,507,000
                                                 __________          __________
                                               $225,381,000        $217,967,000
                                               ============         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                          $ 38,052,000         $ 21,586,000
    Accrued expenses                            16,986,000           25,270,000
                                               ___________           __________
         Total current liabilities              55,038,000           46,856,000

DEFERRED INCOME TAXES                            4,373,000            4,373,000
COMMITMENTS AND CONTINGENCIES                           -                    -
SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,050,000 shares authorized; none issued          -                    -
    Preferred stock - Series A Junior
      Participating, par value $1.00;
      450,000 shares authorized; none issued            -                    -
    Common stock, par value $.01; 37,440,000
      shares authorized, shares issued and
      outstanding, 21,635,309 at June 30, 1997;
      21,533,136 at March 31, 1997                 216,000              215,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                               76,000               76,000
    Additional paid-in capital                  17,179,000           17,069,000
    Retained earnings                          148,499,000          149,378,000
                                              ____________          ___________
                                               165,970,000          166,738,000
                                              ____________          ___________
                                              $225,381,000         $217,967,000
                                              ============          ===========
    The accompanying notes are an integral part of these statements.

                     Arctic Cat Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (unaudited)








                                                Three Months Ended June 30,
                                                ___________________________

                                                  1997                1996
                                                _______              ______

Net sales                                      $85,467,000          $89,126,000

Cost of goods sold                              64,075,000           70,587,000
                                                __________           __________
Gross profit                                    21,392,000           18,539,000

Selling, general and
 administrative expenses                        20,374,000           17,328,000
                                                __________           __________
Operating profit                                 1,018,000            1,211,000

Other income
   Interest income                                 381,000              342,000
   Interest expense                                (47,000)                -
                                                __________           __________
                                                   334,000              342,000

Earnings before income taxes                     1,352,000            1,553,000

Income tax expense                                 480,000              551,000
                                                __________           __________
Net earnings                                    $  872,000           $1,002,000
                                                ==========           ==========
Net earnings per share                              $0.03                $0.03
                                                ==========           ==========
Weighted average common and common              29,178,000           29,603,000
 equivalent shares outstanding                  ==========           ==========

    The accompanying notes are an integral part of these statements.


                      Arctic Cat Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                    Three Months Ended June 30,
                                                    ___________________________

                                                       1997            1996
Cash flows from operating activities                 ________         _______
  Net earnings                                      $  872,000      $1,002,000
  Adjustments to reconcile net earnings
   to net cash provided by (used in)
   operating activities
    Depreciation and amortization                    2,698,000       2,267,000
    Deferred income taxes                              796,000         (66,000)
    Changes in operating assets
     and liabilities:
    Trading securities                              19,481,000       3,418,000
    Accounts receivable                            (22,699,000)     (7,858,000)
    Inventories                                    (24,538,000)    (14,325,000)
    Prepaid expenses                                   164,000        (115,000)
    Accounts payable                                16,466,000      17,780,000
    Accrued expenses                                (8,284,000)     (2,592,000)
    Income taxes                                     2,684,000              -
      Net cash provided by (used in)                __________      __________
       operating activities                        (12,360,000)       (489,000)

Cash flows from investing activities
  Additions to property, plant and
   equipment                                        (3,535,000)     (4,436,000)
  Sales and maturities of
   available-for-sale securities                    12,710,000       1,874,000
      Net cash provided by (used in)                __________      __________
       investing activities                          9,175,000      (2,562,000)

Cash flows from financing activities
  Dividends paid                                    (1,751,000)     (1,781,000)
  Proceeds from issuance of common stock             1,385,000              -
  Common stock retired                              (1,274,000)       (158,000)
      Net cash used in                              __________      __________
        financing activities                        (1,640,000)     (1,939,000)
                                                    __________      __________
Net increase (decrease) in cash and
  equivalents                                       (4,825,000)     (4,990,000)

Cash and equivalents at the beginning
  of period                                          5,540,000       9,032,000
                                                    __________      __________
Cash and equivalents at the end of
  period                                            $  715,000      $4,042,000
                                                    ==========      ==========
Supplemental disclosure of cash payments
  for income taxes                                  $   71,000      $  617,000


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

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1997, and the results of operations and the cash flows for the three month periods ended June 30, 1997 and 1996. Results of operations for the interim periods are not necessarily indicative of results for the full year.

        Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.


NOTE B--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                     June 30,         March 31,
                                                      1997              1997
                                                    ___________      __________

        Trading securities                          $13,009,000     $32,490,000
        Available-for-sale debt securities               -           12,710,000
                                                    ___________      __________
                                                    $13,009,000     $45,200,000
                                                    ===========      ==========
NOTE C--INVENTORIES

        Inventories consist of the following:

                                                     June 30,         March 31,
                                                      1997              1997
                                                    ___________      __________

        Raw materials and sub-assemblies            $37,458,000     $32,784,000
        Finished goods                               41,047,000      32,573,000
        Parts, garments and accessories              32,535,000      21,145,000
                                                    ___________      __________
                                                   $111,040,000     $86,502,000
                                                    ===========      ==========

NOTE D--OTHER MATTERS

        Dividend Declaration

        On August 1, 1997, the Company announced that its Board of Directors had declared a regular quarterly cash dividend of $0.06 per share, payable on September 3, 1997 to shareholders of record on August 20, 1997.

        Share Repurchase

        The Company's Board of Directors has authorized the repurchase of up to 1,500,000 shares of common stock. Since the inception of the share repurchase program, through August 12, 1997, the Company has invested $7,091,406 to repurchase and cancel 720,000 shares.

NOTE E--NEW ACCOUNTING PRONOUNCEMENT

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting this new standard would not be material for three months ended June 30, 1997 and 1996.



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

Results of Operations

        THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

        Net sales for the first quarter decreased 4.1% to $85,467,000 from $89,126,000 for the same quarter in fiscal 1997. However, overall unit volume increased 2.6%. Snowmobile unit volume increased 38.6%, ATV unit volume increased 3.0% and PWC volume decreased 72.6% as a higher percentage of the seasons PWC build was shipped prior to the start of the first quarter this PWC season. Parts, garments and accessory sales decreased 28.5% to $4,730,000, as the Company executed a planned shift in shipments of snowmobile garments from the first quarter to the second quarter to link supply more closely to dealer and consumer demand.

        Gross profits increased 15.4% to $21,392,000 from $18,539,000 for the first quarter of fiscal 1997. The gross profit percentage for the quarter increased to 25.0% from 20.8% for the same period last year. This increase was primarily due to increased shipments of snowmobiles which yield higher margins than PWC and ATVs. In addition, the Company experienced improved margins on ATVs.

        Operating expenses increased 17.6% to $20,374,000 from $17,328,000. First quarter operating expenses increased mainly due to the PWC marketing expenses and research and development costs for all product lines. As a percent of net sales, operating expenses were 23.8% for the first quarter compared to 19.4% for the same period last year.

        Net earnings for the first quarter of fiscal 1998 were $872,000, or $0.03 per share, as compared to net earnings of $1,002,000, or $0.03 per share , for the first quarter of fiscal 1997.

Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of production in February and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Cash and short-term investments were $13,724,000 at June 30, 1997. The Company's cash balances traditionally peak early in the fourth quarter and decrease as working capital requirements increase when the Company's snowmobile production cycle begins. The Company's investment objectives are first, safety of principal and second, rate of return.

        The Company believes that cash generated from operations and cash availability under its credit facility will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program, and capital expenditure requirements in the forseeable future.








                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
________________________________________

    (a)  Exhibits
         27.1 financial data schedule

    (b) There are no reports on Form 8-K filed during the Quarter ended June 30, 1997.



















                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ARCTIC CAT INC.


Date: August 12, 1997                      By s/Christopher A. Twomey
     ________________                      _________________________
                                            Christopher A. Twomey
                                            Chief Executive Officer


Date: August 12, 1997                      By s/Timothy C. Delmore
     ________________                      _________________________
                                            Timothy C. Delmore
                                            Chief Financial Officer