Form 10-Q
period 1997-09-30
ARCTIC CAT INC
filed 1997-11-13
CIK 719866

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1997 or

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

                        Yes   X     No

At November 13, 1997, 21,580,309 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.



                         PART I - FINANCIAL INFORMATION
                        Arctic Cat Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                September 30,         March 31,
ASSETS                                              1997                1997
CURRENT ASSETS                                  ___________         ___________
    Cash and equivalents                       $  9,221,000        $  5,540,000
    Short-term investments                       13,384,000          45,200,000
    Accounts receivable, less allowances         95,184,000          27,393,000
    Inventories                                  97,308,000          86,502,000
    Prepaid expenses                              1,250,000           1,618,000
    Income tax receivable                              -              3,838,000
    Deferred income taxes                        10,141,000           8,369,000
                                                ___________         ___________
         Total current assets                   226,488,000         178,460,000

PROPERTY, PLANT AND EQUIPMENT - at cost
    Machinery, equipment and tooling             65,843,000          60,534,000
    Buildings and improvements                   12,635,000          11,244,000
    Land                                            527,000             527,000
                                                 __________          __________
                                                 79,005,000          72,305,000
    Less accumulated depreciation                39,319,000          32,798,000
                                                 __________          __________
                                                 39,686,000          39,507,000
                                                 __________          __________
                                               $266,174,000        $217,967,000
                                                ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                           $ 37,686,000        $ 21,586,000
    Accrued expenses                             28,761,000          25,270,000
    Income tax payable                           12,109,000                -
                                                 __________          __________
         Total current liabilities               78,556,000          46,856,000

DEFERRED INCOME TAXES                             4,485,000           4,373,000
COMMITMENTS AND CONTINGENCIES                            -                   -
SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,050,000 shares authorized; none issued           -                   -
    Preferred stock - Series A Junior
      Participating, par value $1.00;
      450,000 shares authorized; none issued             -                   -
    Common stock, par value $.01; 37,440,000
      shares authorized; shares issued and
      outstanding, 21,580,309 at September 30,
      1997; 21,533,136 at March 31, 1997            216,000             215,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                                76,000              76,000
    Additional paid-in capital                   16,187,000          17,069,000
    Retained earnings                           166,654,000         149,378,000
                                                __________          ___________
                                                183,133,000         166,738,000
                                                __________          ___________
                                               $266,174,000        $217,967,000
                                                ===========         ===========
  The accompanying notes are an integral part of these statements.



                     Arctic Cat Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (unaudited)







                                 Three Months                Six Months
                              Ended September 30,       Ended September 30,
                         __________________________    _____________________
                          1997            1996          1997          1996
                         ______          ______        ______        ______

Net sales              $196,846,000   $177,925,000   $282,313,000 $267,051,000

Cost of goods sold      141,531,000    128,536,000    205,606,000  199,123,000
                        ___________    ___________    ___________  ___________
Gross profit             55,315,000     49,389,000     76,707,000   67,928,000

Selling, general and
 administrative expenses 24,683,000     20,687,000     45,057,000   38,015,000
                        ___________    ___________    ___________  ___________
Operating profit         30,632,000     28,702,000     31,650,000   29,913,000

Other income (expense)
 Interest income            238,000        222,000        619,000      564,000
 Interest expense           (11,000)      (107,000)       (58,000)    (107,000)
                         __________    ___________    ___________   ___________
                            227,000        115,000        561,000      457,000

Earnings before
 income taxes            30,859,000     28,817,000     32,211,000   30,370,000

Income tax expense       10,955,000     10,230,000     11,435,000   10,781,000
                        ___________    ___________    ___________  ___________
Net earnings            $19,904,000    $18,587,000    $20,776,000  $19,589,000
                        ===========    ===========    ===========  ===========
Net earnings
 per share                 $0.68          $0.63          $0.71        $0.66
                        ===========    ===========    ===========  ===========
Weighted average common
 and common equivalent   29,151,000     29,615,000     29,164,000   29,609,000
 shares outstanding     ===========    ===========    ===========  ===========






The accompanying notes are an integral part of these statements.

                       Arctic Cat Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                 Six Months Ended September 30,
                                                 _____________________________

                                                     1997              1996
Cash flows from operating activities               ________          ________
  Net earnings                                   $20,776,000       $19,589,000
  Adjustments to reconcile net earnings
  to net cash provided by (used in)
   operating activities
    Depreciation and amortization                  6,530,000         5,330,000
    Deferred income taxes                         (1,660,000)       (1,289,000)
    Changes in operating assets
     and liabilities:
    Trading securities                            32,100,000        20,014,000
    Accounts receivable                          (67,791,000)      (41,719,000)
    Inventories                                  (10,806,000)      ( 9,982,000)
    Prepaid expenses                                 368,000           695,000
    Accounts payable                              16,100,000        15,051,000
    Accrued expenses                               3,491,000         8,945,000
    Income taxes                                  15,947,000         5,869,000
      Net cash provided by (used in)              __________        __________
       operating activities                       15,055,000        22,503,000

Cash flows from investing activities
  Additions to property, plant and
   equipment                                      (6,709,000)       (9,398,000)
  Sales and maturities of available-for-sale
   securities                                      1,033,000         2,274,000
  Purchases of available-for-sale
   securities                                     (1,317,000)         (415,000)
      Net cash provided by (used in)              __________        __________
       investing activities                       (6,993,000)       (7,539,000)

Cash flows from financing activities
  Dividends paid                                  (3,500,000)       (3,552,000)
  Proceeds from issuance of common stock           1,385,000              -
  Common stock retired                            (2,266,000)         (370,000)
      Net cash used in                             __________        __________
           financing activities                   (4,381,000)       (3,922,000)
                                                  __________        __________
Net increase (decrease) in cash and
  equivalents                                      3,681,000        11,042,000

Cash and equivalents at the beginning
  of period                                        5,540,000         9,032,000
                                                  __________        __________
Cash and equivalents at the end of
  period                                         $ 9,221,000       $20,074,000
                                                  ==========        ==========
Supplemental disclosure of cash payments
  for income taxes                                  $148,000        $1,391,000



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

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three and six month periods ended September 30, 1997 and 1996 and cash flows for the six month periods ended September 30, 1997 and 1996. Results of operations for the interim periods are not necessarily indicative of results for the full year.

        Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

NOTE B--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                    September 30,    March 31,
                                                        1997           1997
                                                    ___________      __________

        Trading securities                         $    390,000     $32,490,000
        Available-for-sale debt securities           12,994,000      12,710,000
                                                    ___________      __________
                                                    $13,384,000     $45,200,000
                                                    ===========      ==========
NOTE C--INVENTORIES

        Inventories consist of the following:

                                                    September 30,    March 31,
                                                       1997            1997
                                                    ___________      __________

        Raw materials and sub-assemblies            $37,382,000     $32,784,000
        Finished goods                               29,722,000      32,573,000
        Parts, garments and accessories              30,204,000      21,145,000
                                                    ___________      __________
                                                    $97,308,000     $86,502,000
                                                    ===========      ==========

NOTE D--OTHER MATTERS

        Dividend Declaration

        On October 30, 1997, the Company announced that its Board of Directors had declared a regular quarterly cash dividend of $0.06 per share, payable on December 2, 1997 to shareholders of record on November 17, 1997.

        Share Repurchase

        The Board of Directors has authorized the repurchase of up to 1,500,000 shares of common stock. Since the inception of the share purchase program, through September 30, 1997, the Company has invested $8,238,000 to repurchase and cancel 825,408 shares.


NOTE E--NEW ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board (FASB) as issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting this new standard would not be material for the three or six months ended September 30, 1997 and 1996.

        In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" which are effective for fiscal years beginning after December 15, 1997. Statement No. 130 will require the Company to display an amount representing total comprehensive income, as defined by the statment, as part of the Company's basic financial statements. Comprehensive income will include items such as unrealized gains or losses on certain investment securities and foreign currency items. Statement No. 131 will require the Company to disclose financial and other information about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. The adoption of these two statments is not expected to have a material effect on the consolidated financial statments of the Company.



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

Results of Operations

        THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1996.

        Net sales for the second quarter increased 10.6% to $196,846,000 from $177,925,000 for the same quarter in fiscal 1997. This increase was primarily due to a 72.9% increase in ATV unit volume as the Company continued its entry into the ATV market. Also affecting sales was a 1.8% increase in snowmobile unit volume and a 24.8% increase in parts, garments and accessory sales. Year-to-date sales increased 5.7% to $282,313,000 from $267,051,000 for the same period last year. This was due to a 38.0% ATV unit volume increase, a 12.9% snowmobile unit volume increase and a 74.4% PWC unit volume decrease as a higher percentage of the season's PWC build was shipped prior to the start of the first quarter of fiscal 1998. Model year PWC 1997 to model year PWC 1996 shipments decreased approximately 27%. Year-to-date parts, garments and accessory sales increased 14.1%.

        Gross profits increased 12.0% to $55,315,000 from $49,389,000 for the same quarter of fiscal 1997. The gross profit percentage for the quarter increased slightly to 28.1% from 27.8% for the same period last year mainly due to improved margins on ATVs as the Company continued its cost reduction efforts during its second full year of production of this product line. As a percent of net sales, year-to-date gross profit percentages increased to 27.2% from 25.4%. This increase is principally due to a higher percentage of sales and improved margins both in the snowmobile and ATV product lines.

        Operating expenses for the quarter increased 19.3% to $24,683,000 from $20,687,000. As a percent of net sales, operating expenses for the second quarter were 12.5% compared to 11.6% for the same period last year. Year-to-date operating expenses increased 18.5% to $45,057,000 from $38,015,000. As a percent of net sales, year-to-date operating expenses were 16.0% compared to 14.2% in fiscal 1997. Quarterly and year-to-date increases in operating expenses were primarily due to increased research & development expenses and marketing expenses for all product lines.

        Net earnings for the second quarter of fiscal 1998 were $19,904,000, or $0.68 per share, as compared to net earnings of $18,587,000, or $0.63 per share, for the second quarter of fiscal 1997. Year-to-date net earnings were $20,776,000, or $0.71 per share, as compared to net earnings of $19,589,000, or $0.66 per share, for the same period last year.


Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of production in February and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Cash and short-term investments were $22,605,000 at September 30, 1997. The Company's cash balances traditionally peak early in the fourth quarter and decrease as working capital requirements increase when the Company's snowmobile production cycle begins. The Company's investment objectives are first, safety of principal and second, rate of return.

        The Company believes that the cash generated from operations and cash availability under its credit facility will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program, and capital expenditure requirements in the foreseeable future.


                        PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders:

        On August 14, 1997 the Company held its Annual Meeting of Shareholders. At the meeting, the following actions were taken:

        (a)     (i) The following persons were elected to the Company's Board of
                Directors:

                                              Votes For          Votes Withheld
                William G. Ness               19,457,488            160,310
                Gregg A. Ostrander            19,365,867            251,931

                (ii) The following directors' term of office continued after the meeting:

                Robert J. Dondelinger
                William I. Hagen
                Kenneth J. Roering
                Lowell T. Swenson
                Christopher A. Twomey
                Takeshi Natori

        (b) The Company's shareholders approved amendments to the Company's 1989 Stock Option Plan and the 1995 Stock Plan to bring both plans into compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended, by a vote of 27,090,799 shares voting in favor, 86,999 shares against, and 0 shares abstaining or subject to broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K
________________________________________

        (a)     Exhibits
                27.1 financial data schedule

        (b) There were no reports on Form 8-K filed during the Quarter ended September 30, 1997.


















                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ARCTIC CAT INC.


Date: November 13, 1997                    By s/Christopher A. Twomey
      __________________                   _________________________
                                            Christopher A. Twomey
                                            Chief Executive Officer


Date: November 13, 1997                    By s/Timothy C. Delmore
      __________________                   _________________________
                                            Timothy C. Delmore
                                            Chief Financial Officer