Form 10-Q
period 1997-12-31
ARCTIC CAT INC
filed 1998-02-19
CIK 719866

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended December 31, 1997 or

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

                        Yes   X     No

At February 13, 1998, 21,011,909 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.













                        Part I - Financial Information
                       Arctic Cat Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                (unaudited)
                                                December 31,         March 31,
ASSETS                                             1997                1997
CURRENT ASSETS
    Cash and cash equivalents                  $ 24,961,000        $  5,540,000
    Short-term investments                       36,891,000          45,200,000
    Accounts receivable, less allowances         47,622,000          27,393,000
    Inventories                                  81,776,000          86,502,000
    Prepaid expenses                              1,035,000           1,618,000
    Income tax receivable                              -              3,838,000
    Deferred income taxes                        12,690,000           8,369,000
                                                ___________         ___________
         Total current assets                   204,975,000         178,460,000

PROPERTY, PLANT AND EQUIPMENT - at cost
    Machinery, equipment and tooling             67,915,000          60,534,000
    Buildings and improvements                   13,669,000          11,244,000
    Land                                            527,000             527,000
                                                 __________          __________
                                                 82,111,000          72,305,000
    Less accumulated depreciation                42,630,000          32,798,000
                                                 __________          __________
                                                 39,481,000          39,507,000
                                                 __________          __________
                                               $244,456,000        $217,967,000
                                                ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                           $ 12,721,000        $ 21,586,000
    Accrued expenses                             36,098,000          25,270,000
    Income tax payable                            6,497,000                -
                                                 __________          __________
         Total current liabilities               55,316,000          46,856,000

DEFERRED INCOME TAXES                             4,386,000           4,373,000
COMMITMENTS AND CONTINGENCIES                            -                   -
SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,050,000 shares authorized; none issued           -                   -
    Preferred stock - Series A Junior
      Participating, par value $1.00;
      450,000 shares authorized; none issued             -                   -
    Common stock, par value $.01; 37,440,000
      shares authorized; shares issued and
      outstanding, 21,310,309 at December 31,
      1997; 21,533,136 at March 31, 1997            213,000             215,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                                76,000              76,000
    Additional paid-in capital                   13,367,000          17,069,000
    Retained earnings                           171,098,000         149,378,000
                                                ___________         ___________
                                                184,754,000         166,738,000
                                                ___________         ___________
                                               $244,456,000        $217,967,000
                                                ===========         ===========
  The accompanying notes are an integral part of these statements.





                     Arctic Cat Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (unaudited)





                               Three Months                 Nine Months
                            Ended December 31,           Ended December 31,
                       __________________________     ______________________

                           1997            1996         1997           1996
                          ______          ______       ______         ______

Net sales               $139,808,000  $133,877,000  $422,121,000  $400,928,000

Cost of goods sold        98,752,000    98,162,000   304,358,000   297,285,000
                         ___________   ___________   ___________   ___________
Gross profit              41,056,000    35,715,000   117,763,000   103,643,000

Selling, general and
 administrative expenses  31,941,000    26,916,000    76,998,000    64,931,000
                         ___________   ___________   ___________   ___________
Operating profit           9,115,000     8,799,000    40,765,000    38,712,000

Other Income (expense)
 Interest income             488,000       536,000     1,107,000     1,100,000
 Interest expense             (1,000)       (2,000)      (59,000)     (109,000)
                         ___________   ___________   ___________   ___________
                             487,000       534,000     1,048,000       991,000
Earnings before
 income taxes              9,602,000     9,333,000    41,813,000    39,703,000

Income tax expense         3,409,000     3,313,000    14,844,000    14,094,000
                         ___________   ___________   ___________   ___________
Net earnings             $ 6,193,000   $ 6,020,000   $26,969,000   $25,609,000
                         ===========   ===========   ===========   ===========
Net earnings per share
 Basic                      $0.21         $0.20         $0.93         $0.87
                         ===========   ===========   ===========   ===========
 Diluted                    $0.21         $0.20         $0.92         $0.86
                         ===========   ===========   ===========   ===========

Weighted average common and
 common equivalent
 shares outstanding
 Basic                    28,974,000    29,452,000    29,101,000    29,556,000
                         ===========   ===========   ===========   ===========
 Diluted                  29,071,000    29,605,000    29,193,000    29,750,000
                         ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these statements.





                      Arctic Cat Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                 Nine Months Ended December 31,
                                                 _____________________________

                                                      1997             1996
Cash flows from operating activities                ________         ________
  Net earnings                                    $26,969,000      $25,609,000
  Adjustments to reconcile net earnings
   to net cash provided by (used in)
   operating activities
    Depreciation and amortization                   9,832,000        8,727,000
    Deferred income taxes                          (4,308,000)      (3,127,000)
    Changes in operating assets
     and liabilities:
     Trading securities                             8,575,000      (23,120,000)
     Accounts receivable                          (20,229,000)     ( 9,628,000)
     Inventories                                    4,726,000       12,900,000
     Prepaid expenses                                 583,000          987,000
     Accounts payable                              (8,865,000)      (9,813,000)
     Accrued expenses                              10,828,000       15,361,000
     Income taxes                                  10,335,000        1,225,000
      Net cash provided by (used in)               __________       __________
       operating activities                        38,446,000       19,121,000

Cash flows from investing activities
  Additions to property, plant and
   equipment                                       (9,806,000)     (15,034,000)
  Sales and maturities of available-for-sale
  securities                                        1,052,000        2,899,000
  Purchases of available-for-sale
   securities                                      (1,318,000)      (1,161,000)
      Net cash provided by (used in)               __________       __________
       investing activities                       (10,072,000)     (13,296,000)

Cash flows from financing activities
  Dividends paid                                   (5,249,000)      (5,318,000)
  Proceeds from issuance of common stock              827,000          292,000
  Common stock retired                             (4,531,000)      (2,356,000)
      Net cash used in                             __________       __________
        financing activities                       (8,953,000)      (7,382,000)
                                                   __________       __________
Net increase (decrease) in cash and
  equivalents                                      19,421,000       (1,557,000)

Cash and equivalents at the beginning
  of period                                         5,540,000        9,032,000
                                                   __________       __________
Cash and equivalents at the end of
  period                                          $24,961,000       $7,475,000
                                                   ==========       ==========
Supplemental disclosure of cash payments
  for income taxes                                $12,655,000      $11,185,000



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

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1997, the results of operations for the three and nine month periods ended December 31, 1997 and 1996 and cash flows for the nine month periods ended December 31, 1997 and 1996. Results of operations for the interim periods are not necessarily indicative of results for the full year.

        Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

NOTE B--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                    December 31,     March 31,
                                                        1997            1997
                                                    ___________      __________

        Trading securities                          $23,915,000     $32,490,000
        Available-for-sale debt securities           12,976,000      12,710,000
                                                    ___________      __________
                                                    $36,891,000     $45,200,000
                                                    ===========      ==========
NOTE C--INVENTORIES

        Inventories consist of the following:

                                                    December 31,     March 31,
                                                       1997             1997
                                                    ___________      __________

        Raw materials and sub-assemblies            $27,988,000     $32,784,000
        Finished goods                               23,391,000      32,573,000
        Parts, garments and accessories              30,397,000      21,145,000
                                                    ___________      __________
                                                    $81,776,000     $86,502,000
                                                    ===========      ==========

NOTE D--NET EARNINGS PER SHARE

        On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share"("SFAS 128"). As required by SFAS 128, all current and prior year earnings per share data have been restated to conform to the provisions of SFAS 128.

        The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 517,192 and 1,094,942 shares of common stock with a weighted average exercise price of $13.84 and $12.14 were outstanding during the three months ended December 31, 1997 and 1996, and options to purchase 718,275 and 863,609 shares of common stock with a weighted average exercise price of $12.94 and $12.57 were outstanding during the nine months ended December 31, 1997 and 1996, all of which have been excluded from the computation of common share equivalents because they were anti-dilutive.

NOTE E--OTHER MATTERS

        Dividend Declaration

        On January 30, 1998, the Company announced that its Board of Directors had declared a regular quarterly cash dividend of $0.06 per share, payable on March 03, 1998 to shareholders of record on February 17, 1998.

        Share Repurchase

        During the fourth quarter of fiscal 1996, the Company's Board of Directors authorized the repurchase of up to 1,500,000 shares of common stock. Since the inception of the share repurchase program, through February 10, 1998, the Company has invested $13,794,832 to repurchase and cancel 1,378,400 shares.

NOTE F--NEW ACCOUNTING STANDARDS

        The Financial Accounting Standards Board (FASB) issued Statement No.130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" which are effective for fiscal years beginning after December 15, 1997. Statement No.130 will require a company to display an amount representing total comprehensive income, as defined by the statement, as part of a company's basic financial statments. Comprehensive income will include items such as unrealized gains or losses on certain investment securities and foreign currency items. The adoption of SFAS 130 should not affect the Company's financial statements.

        Statement No.131 will require a company to disclose financial and other information about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. The Company has not yet assessed what impact SFAS 131 will have on the Company's financial statements.

NOTE G--RECLASSIFICATIONS

        Certain Fiscal 1997 amounts have been reclassified to conform to the Fiscal 1998 presentation.


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

Results of Operations

        THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1996.

        Net sales for the third quarter increased 4.4% to $139,808,000 from $133,877,000 for the same quarter in fiscal 1997. The increase in net sales for the quarter is primarily due to a 78.2% ATV unit volume increase and a 1.2% snowmobile unit volume increase. These increases were offset by a 51.9% PWC unit volume decrease caused by the timing of shipments and decreased orders. Parts, garments and accessory sales decreased 3.8% from the prior year. Year-to-dates sales increased 5.3% to $422,121,000 from $400,928,000 for the same period last year. This was due to a 47.2% ATV unit volume increase, a 9.2% snowmobile unit volume increase and a 68.1% PWC unit volume decrease.
This decrease was largely caused by a shift of shipments of the season's PWC build from the first quarter of fiscal 1998 to the last quarter of fiscal 1997 as well as fewer third quarter fiscal 1998 PWC shipments. Year-to-date parts, garments and accessory sales increased 6.7%.

        Gross profits increased 15.0% to $41,056,000 from $35,715,000 for the same quarter of fiscal 1997. The gross profit percentage for the quarter increased to 29.4% from 26.7% for the same period last year mainly due to a positive fluctuation between the US dollar and the Japanese yen and cost reductions in the snowmobile product line. As a percent of net sales, year-to-date gross profit percentages increased to 27.9% from 25.9%. This increase is primarily due to increased snowmobile margins due to a positive fluctuation in the exchange rate between the US dollar and the Japanese yen and improved margins in both ATV and snowmobile product lines resulting from continued cost reduction efforts.

        Operating expenses for the quarter increased 18.7% to $31,941,000 from $26,916,000. As a percent of net sales, operating expenses for the third quarter were 22.8% compared to 20.1% for the same period last year. Year-to-date operating expenses were $76,998,000 compared to $64,931,000 in fiscal 1997. Quarterly and year-to-date increases in operating expenses were primarily due to increased marketing and research and development for all product lines.

        Net earnings for the third quarter of fiscal 1998 were $6,193,000, or $0.21 per share on a diluted basis, as compared to net earnings of $6,020,000, or $0.20 per diluted share, for the third quarter of fiscal 1997. Year-to-date net earnings were $26,969,000, or $0.92 per share on a diluted basis, as compared to net earnings of $25,609,000 or $0.86 per diluted share, for the same period last year.

Adoption of New Accounting Standards

        On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share"("SFAS 128"). As required by SFAS 128, all current and prior year earnings (loss) per share data have been restated to conform to the provisions of SFAS 128.

Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of production in February and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and
with short-term bank borrowings during the middle of the cycle.   Cash and
short-term investments were $61,852,000 at December 31, 1997. The Company's cash balances traditionally peak early in the fourth quarter and decrease as working capital requirements increase when the Company's snowmobile production cycle begins. The Company's investment objectives are first, safety of principal and second, rate of return.

        The Company believes that the cash generated from operations and cash availability under its credit facility will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program and capital expenditure requirements in the foreseeable future.

Forward Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This 10-Q contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix; competitive pressure on sales and pricing; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines; warranty expenses; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of insured amounts; environmental and product safety regulatory activity; effects of the weather; and overall economic conditions and consumer confidence. Further information concerning the Company and its business, including factors that potentially could materially affect the Company's financial results, is contained in the Company's other filings with the Securities and Exchange Commission.


                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Report on Form 8-K
________________________________________

(a)  Exhibits
        27.1 financial data schedule

(b) There are no reports on Form 8-K filed during the Quarter ended December 31, 1997.


















                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ARCTIC CAT INC.


Date: February 17, 1998
      __________________                   _________________________
                                            Christopher A. Twomey
                                            Chief Executive Officer


Date: February 17, 1998
      __________________                   _________________________
                                            Timothy C. Delmore
                                            Chief Financial Officer