Form 10-K
period 1998-03-31
ARCTIC CAT INC
filed 1998-06-30
CIK 719866

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1998 or

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 19, 1998 (based on the closing sale price of the Common Stock on such date) was approximately $180,515,029.

At June 19, 1998, 20,630,289 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held on August 6, 1998 is incorporated by reference into Part III of this Form 10-K.




                                PART I

Item 1.Business

     Arctic Cat Inc. (the "Company"), based in Thief River Falls, Minnesota, designs, engineers , manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, and personal watercraft (PWC) under the Tigershark brand name, as well as related parts, garments and accessories. The Company markets its products through a network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for more than 30 years and is among the most widely recognized and respected names in the snowmobile industry. The Company trades on the Nasdaq Stock Market under the symbol ACAT.

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

     Since 1983, snowmobile sales to retail customers in North America have grown until reaching approximately 231,000 units for the 1998 model year. The Company believes this growth was due, in part, to a number of factors such as an expanded system of public and private snowmobile trails, a rapidly growing market among the "baby boomer" generation, product innovations that have improved ride, performance and handling, organized snowmobile clubs which promote the sport and ongoing snowmobile replacement. Since 1971, approximately 5,500,000 snowmobiles have been sold in North America, and the Company estimates that over 85 percent of current industry sales are to retail customers who own, or previously owned, a snowmobile.

     The industry consolidation that occurred in the mid-1970's through the early 1980's has left four major participants in the North American market:
Arctic Cat, Bombardier (Ski-Doo), Polaris and Yamaha. The Company believes the industry consolidation has contributed to improved industry profit margins and closer monitoring of industry inventory levels. The Company believes there are currently more significant barriers to entry into the snowmobile market than existed in the 1970's. These barriers include increased brand loyalty, long-standing dealer and distributor networks and relationships, limited engine sources, manufacturing and engineering expertise and higher initial start-up costs.

    Information in this document regarding the worldwide and North American snowmobile market is derived from independent sources. Non-North American sales for the industry are estimated to account for less than 10% of worldwide sales; specific yearly information, with respect to worldwide sales, is not considered by the Company as sufficiently consistent or reliable for presentation in this report. All industry information is based on a model year ending March 31, which is the same as the Company's fiscal year-end, unless otherwise stated.

     Personal Watercraft (PWC). The PWC and the related industry evolved from the one person stand-up craft that was developed in the mid 1960's to the two and three person sit-down models that are most popular today. PWC are up to ten feet in length that are propelled by jet pumps. They are ridden for leisure on lakes, rivers, oceans and major waterways. In 1997, U. S. retail sales were approximately 176,000 units. The most rapidly growing segment of personal watercraft models are the 3-person models, designed to accommodate a driver and up to two passengers. These PWC can pull skiers or water toys. Currently the two-person watercraft is still the most widely owned model type comprising of approximately 54 percent of the market. The three-person watercraft and one-person watercraft comprise approximately 44 percent and 2 percent of the market, respectively. Major competitors in the industry include Yamaha, Bombardier (Sea-Doo), Polaris and Kawasaki.

     All-Terrain Vehicles (ATVs). The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. ATVs are generally one person vehicles used for a variety of off-road uses. The most popular ATV use is general recreation, followed by hunting/fishing, farm/ranch use, hauling/towing, transportation, and commercial uses. From 1970 to 1986, the number of three and four-wheel ATVs sold in the United States continued to grow until peaking in 1986 with approximately 535,000 units sold during that calendar year. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 151,000 units. Since 1992, sales have gradually climbed until reaching approximately 359,000 units in 1997. Major competitors in the industry include Honda, Yamaha, Kawasaki, Polaris and Suzuki.

Products

     Snowmobiles. The Company produces a full line of snowmobiles, currently consisting of 34 models, marketed under the Arctic Cat brand name, and designed to satisfy various market niches. The 1998 Arctic Cat models carry suggested U.S. retail prices ranging from $3,399 to $9,799, excluding a children's model which is sold at a suggested U.S. retail price of $1,299. Arctic Cat snowmobiles are sold in the United States, Canada, Scandinavia and other international markets.

     The Company's snowmobiles are categorized as High Performance, Trail Performance, Mountain Performance, Touring, Family Trail and Sport Utility. The Company markets: High Performance Arctic Cat snowmobiles under the names Thundercat, ZRT, and ZR; Trail Performance Arctic Cat snowmobiles under the names ZL, Z, EXT and Cougar; Mountain Performance Arctic Cat snowmobiles under the names Powder Extreme, Powder Special, Thundercat Mountain Cat and Cougar Mountain Cat; Touring models under the names EXT, Panther, and Pantera; Family Trail snowmobiles under the name Jag; and Sport Utility models under the name Bearcat. In addition, to encourage family involvement in snowmobiling, the Company offers the only snowmobile in the industry designed especially for small children, marketed under the Kitty Cat name.

     The Company believes the Arctic Cat brand name enjoys a premier image among snowmobile enthusiasts and that its snowmobiles have a long-standing reputation for quality, performance, style, comfort, ride and handling.
Arctic Cat snowmobiles offer a wide range of standard and optional features which enhance the operation, riding comfort and performance. Such features include hydraulic disc brakes and a technologically advanced front suspension. Arctic Cat is the only company in the industry that offers an electronic fuel injection (EFI) system on its snowmobiles. Additional features on certain models include electronic engine gauges and indicator lights, electric starters, handlebar and thumb warmers, reverse gears, 2-up seats, mirrors, custom windshields, hitches and luggage racks as well as other features. These features may also be purchased separately from independent Arctic Cat dealers as accessories.

     Arctic Cat's on-going commitment to both high performance and its retail customers has led the Company in a series of "firsts." In 1988, the Company and Suzuki introduced a new line of compact, lightweight, liquid-cooled twin cylinder engines. In 1990, the Prowler was the first snowmobile to offer a new double-wishbone suspension. With its high performance 1991 Wildcat model, the Company became the first in the industry to offer a 700cc electronic fuel injection engine. In 1992, the Arctic FasTrack, extra-long travel rear suspension was introduced on several high performance models. In 1993, the Company became the first to offer a 900cc, 3 cylinder snowmobile, called the Thundercat. In 1997, Arctic Cat offered the first batteryless EFI system. Arctic Cat believes that its leadership in innovation, technology, style and performance has been demonstrated by its models being voted "Snowmobile of the Year" by various snowmobile media with respect to the El Tigre 6000 in 1984, the Wildcat 650 in 1988, the Prowler in 1990, the EXT Special in 1991, the
ZR 440 in 1994, the Powder Special EFI and the ZR 600 EFI in model year 1998.

     Arctic Cat believes that it has been able to grow in the worldwide snowmobile retail sales due to its emphasis on new product development.
A new model has been introduced by the Company nearly each year since its formation, and in recent years new models have been among the Company's best sellers. In the 1998 model year, approximately 85 percent of the Company's snowmobile sales were from models or model variations not available three years earlier.

     Personal Watercraft (PWC). Similar to Arctic Cat snowmobiles, Tigershark PWC are a blend of performance, durability and style, with attention to comfort and economy. In fiscal 1998, the Company offered seven models to cover major market segments in the current PWC market ranging in price from $4,799 to $7,899. For the High Performance market, the Company offers the TS 770 R and TS 1000 R, two-passenger models designed for superior performance and optimum power. Three Family Touring models are available, including the TS 640 L, TS 770 L and TS 1000 L, three-passenger models designed for ample power and handling with the capacity to tow skiers or water toys. For the Economy market the Company offers the TS 640 and TS 770 both two-passenger models built for exceptional quality and stability.

     The Company believes Tigersharks have been well received in the market and believes the Tigershark brand continues to maintain its reputation for a dry, stable ride. Watercraft World has, on numerous occasions, recognized the Tigershark by selecting the 1993 Tigershark and the 1994 and 1995 Montego Deluxe as the "Best Buy" in the Recreational Runabout category and by naming the Daytona 770 as the "Editors Choice Award" in 1996. During fiscal 1998, the Tigershark was named "Official Personal Rescue Craft" of the American Power Boat Association Rescue Teams.

     All-Terrain Vehicles (ATVs). In December 1995, the Company introduced its first ATV, the Bearcat 454 4X4, which provided many industry-leading features such as exclusive rocker-shifter, full floor boards, and a 50-inch wheelbase. Since that time, the Arctic Cat ATV line has grown to include seven models: the Arctic Cat 500 4x4, Arctic Cat 454 4X4, Arctic Cat 454 2X4, Arctic Cat 400 4x4, Arctic Cat 400 2x4, Arctic Cat 300 4x4 and Arctic Cat 300 2x4. Arctic Cat ATVs are designed for the Utility, Farming/Ranching and Hunting/Fishing markets. These heavy duty models feature aspects ensuring ease of handling and agility over rough terrain. Features like independent front suspensions, hydraulic disc brakes, hi-low range and a plentiful 4.25 gallon fuel tank, all make Arctic Cat ATVs consumer friendly. The 1998 Arctic Cat ATV models carry suggested U.S. retail prices ranging from $4,399 to $6,449.

     Arctic Cat believes its ATVs are renown for their power and durability and are well received within the market. For model year 1998, the Arctic Cat 300 was named "Editors Choice" by Sports Afield and "Best In Class" by ATV Magazine.

     Parts, Garments and Accessories. The Company is the exclusive provider of genuine Arctic Cat snowmobile, Tigershark, and Arctic Cat ATV parts, garments and accessories. Included are replacement parts for Arctic Cat snowmobiles, items to upgrade a snowmobile such as an electric start kit, a reverse gear kit and a two-speed transmission kit, as well as accessories such as mirrors, windshields, luggage racks, backrests, two-person seats, saddlebags, bumpers, gauges, tail light protectors and snowmobile covers. Other items include maintenance supplies such as oil and fuel additives, clutch and carburetor parts, track studs and carbide runners, shocks and springs, accessory fuel tanks, vinyl protectant, touch-up paint, hood and windshield cleaners, windshield defogger and engine storage preservers. Tigershark parts and accessories include impellers, grates, bilge pumps, batteries, covers, mirrors, oil and beach dollies. Arctic Cat ATV parts and accessories include winch kits, plow kits, portable lights, utility bags as well as maintenance supplies such as brake fluid, fuel de-icer, anti-freeze, and fuel stabilizers. The Company also sells generators under the "Arctic Power " label.

     The Company offers snowmobile garments for adults and children under the "Arcticwear " label. Suits, jackets, pants and accessory garments are offered in a wide variety of styles and sizes combining fashion with functional utility designed for the demands of snowmobiling and other winter activities. The Arcticwear line of clothing also includes crew neck sweaters, pull-overs, riding gloves, hats, fog-resistant face shields, helmets, boots, duffel bags, jerseys and T-shirts. The colors and designs of many of these items are coordinated with specific Arctic Cat snowmobile models.

     The Company offers Tigershark garments under the "Sharkwear" label. Included in the stylish line are neoprene and lycra wet suits, goggles, sunglasses, coolers, duffle bags, water shoes and gloves, T-shirts, sweatshirts , jackets, golf shirts, shorts and towels.

     The Company offers ATV garments under the "Arcticwear ATV Gear" label. This line of clothing is geared toward function and comfort and includes suits, jackets, gloves, boots, helmets, sweatshirts, T-shirts, and caps.

     The Company has in the past, and may in the future, consider adding other products consistent with its manufacturing and marketing expertise.

Manufacturing and Engineering

     Arctic Cat snowmobiles and ATVs and Tigershark PWC are manufactured at the Company's facilities in Thief River Falls, Minnesota. The Company produces and/or paints hoods and other parts for its Arctic Cat snowmobiles and PWC in Madison, South Dakota. The Company also has a facility in Bucyrus, Ohio which houses its service parts, garments and accessories distributor operations. The Company has strategically identified specific core manufacturing competencies for vertical integration and has chosen outside vendors to provide other parts. The Company has developed relationships with selected high quality vendors in order to obtain access to particular capabilities and technologies outside the scope of the Company's expertise. The Company designs component parts often in cooperation with its vendors, contracts with them for the development of tooling, and then enters into agreements with these vendors to purchase component parts manufactured utilizing the tooling. In its vertically integrated operations, the Company manufactures hoods, hulls, decks, foam seats and seat covers and the Company machines, welds and paints other components. The Company then completes the total assembly of its products at its facilities in Thief River Falls. Manufacturing operations include digital and computer-automated equipment to speed production, reduce costs and improve the quality, fit and finish of every product. The Company believes that all raw materials used in its manufacturing process and all component parts, with the exception of engines and carburetors, are available from multiple alternative vendors on short notice at competitive prices.

     Since the Company's inception, its snowmobile engines have been manufactured by Suzuki Motor Corporation ("Suzuki") pursuant to a supply agreement which is automatically renews annually unless terminated. While notice of termination of the supply agreement may be given annually, effective cessation of supply would take at least one model year due to the contractual notice requirement. The Company's PWC and ATV models also incorporate engines manufactured by Suzuki.

     The Company and Suzuki have enjoyed an excellent relationship since the Company's inception. Suzuki purchased approximately 31% of the Company's then outstanding capital stock in July 1988, prior to the Company's initial public offering, and is currently the Company's largest shareholder with approximately 27% of the Company's outstanding capital stock. If Suzuki were ever to cease supplying engines to the Company, such an interruption could materially and adversely affect production. The Company believes it could take up to two model years for a new engine supplier to be in a position to manufacture the Company's specially designed engines.

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

     Most sales of snowmobiles to retail customers begin in the early fall and continue during the winter. Orders by dealers and distributors for each year's production are placed in the spring following a series of dealer and distributor meetings. Snowmobiles are build-to-order commencing in the spring and continuing through late autumn or early winter. Since its inception, the Company has experienced a low level of snowmobile order cancellation. Approximately 30% to 40% of the Company's snowmobiles have historically been sold to retail customers prior to the end of October, long before the season's snow conditions are known.

     Sales of PWC to retail customers generally begin in the spring and continue during the summer. Orders by dealers and distributors for the Company's 1999 model line will be placed in the fall, following a series of dealer and distributor meetings. The PWC are then built to order commencing in the fall and continuing through the early spring.

     Retail sales of ATVs occur throughout the year with seasonal highs occurring in the spring and fall. As with the snowmobiles and PWC, the Company produces ATV units on a build-to-order basis. The Company believes ATVs will be built throughout the year to coincide with dealer and consumer demands.

    The Company is committed to an ongoing engineering program dedicated to innovation and to continued improvements in the quality and performance of its products as well as product diversification. The Company currently employs 128 individuals in the design and development of new and existing products, with an additional 22 individuals directly involved in the testing of snowmobiles, PWC, and ATVs in normal and extraordinary conditions at the Company's test track.
In addition, snowmobiles, PWC, and ATVs are tested in conditions and locations similar to those in which they are used. The Company uses computer-aided design and manufacturing systems to shorten the time between initial concept and final production. For 1996, 1997 and 1998, the Company spent approximately $9,317,000, $9,911,000 and $10,273,000, or 2.3%, 2.1% and 2.0%, of net sales for the year, on engineering, research and development, all of which was Company sponsored. In addition, utilizing their particular expertise, the Company's vendors regularly test and apply new technologies to the design and production of component parts.

Sales and Marketing

     The Company's products are currently sold through an extensive network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia and other international markets. To promote new dealerships and to service its existing dealer network, the Company also employs sales representatives throughout the United States and Canada to represent its products.

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

     The Company utilizes exclusive distributors outside the contiguous 48 United States and Canada to take advantage of their knowledge and experience in their respective markets and to increase market penetration of its products. Each distributor is subject to a distribution agreement which stipulates an exclusive territory for a term ranging from one to three years with specified minimum sales and service requirements for their territory. In fiscal 1997, the Company began marketing its complete product lines to Canadian dealers. The Company believes that marketing directly through dealers brings the Company closer to its Canadian customers, which enables improved service and more competitive prices on snowmobiles, PWC, ATVs and parts, garments and accessories. Canadian sales are made in Canadian dollars, a major portion of which is financed through certain Canadian financial institutions. Sales outside North America are made in U.S. dollars and supported by irrevocable letters of credit.

     The Company's marketing efforts are comprised of dealer, distributor and customer promotions, advertising and cooperative programs with its dealers and distributors. Each year, the Company and its distributors conduct dealer shows in order to introduce the upcoming year's models and to promote dealer orders. Marketing activities are also designed to promote directly to consumers. Products are advertised by the Company in consumer magazines and through other media. In addition, the Company engages in extensive dealer cooperative advertising, on a local and national level, whereby the Company and its dealers share advertising costs. Each season the Company produces promotional films, product brochures, point of purchase displays, leaflets, posters and banners, and other promotional items for use by dealers. The Company also participates in consumer shows and rallies with dealers and sponsors independent drivers who participate in races throughout the world. In order for its dealers and distributors to remain price competitive and to reduce retail inventories, the Company will from time to time make available to them rebate programs, discounts, or other incentives. The Company publishes and mails, four times a year, the Pride magazine to all registered owners of its products.

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

     Since 1985, the Company has entered into an annual arrangement with certain financial institutions to provide floor plan financing for the Company's North American dealers. These agreements improve the Company's liquidity by financing dealer purchases of products without requiring substantial use of the Company's working capital. The Company is paid by the floorplan companies shortly after shipment and as part of its marketing programs the Company pays the floorplan financing of its dealers for certain set time periods depending on the size of a dealer's order. The financing agreements require repurchase of repossessed new and unused units and sets limits upon the Company's potential liability for annual repurchases. The aggregate potential liability was approximately $11,100,000 at March 31, 1998. No material losses have been incurred by the Company under these agreements, which are terminable by either party upon 30 days notice.

     Effective April 1, 1998, the Company agreed to guarantee approximately 50% of the amounts financed by its dealers with one of the finance companies. At April 1, 1998, the Company's maximum level of exposure under this guarantee is approximately $61,500,000.

Competition

     The snowmobile, PWC, and ATV markets are highly competitive, based on a number of factors, including performance, styling, fit and finish, brand loyalty, reliability, durability and price. The Company believes Arctic Cat snowmobiles and ATVs and Tigershark PWC are highly regarded by consumers in all of these competitive categories. Certain of the Company's competitors are more diversified and have financial and marketing resources which are substantially greater than those of the Company.

Regulation

     Both federal and state authorities have vigorous environmental control requirements relating to air, water and noise pollution that affect the manufacturing operations of the Company. The Company endeavors to insure that its facilities comply with applicable environmental regulations and standards. Various states and other governmental agencies have also promulgated safety regulations regarding the use of snowmobiles, PWC and ATVs. The Company has supported laws and regulations pertaining to safety and noise abatement. The Company believes that the adoption of any pending laws or regulations would not negatively affect its products to any greater degree than those of its competitors.

     California has recently enacted legislation setting emission standards for ATVs and the federal government has finalized legislation setting emission standards for a number of vehicles including PWC. California legislation has established three emission standard categories for ATVs based on horsepower and weight of the machine. Currently, the Company's ATVs meet the emission standard requirements stipulated within their category. The federal government has also enacted legislation mandating emission standards for PWC beginning in 1999 with annual reductions in the emission standards through the year 2006. The Company's 1999 and future models are being engineered and tested to meet these emission standards. The Company has signed an agreement with Outboard Marine Corporation (OMC) to supply it's FICHT(TM) Fuel Injection system in order to ensure compliance with these emission standards for the 1999 model year and beyond. The Company is unable to predict the impact this enacted or any future legislation will have on the Company. Additionally, some states may pass legislation and local ordinances which restrict the use of PWC to specified hours and locations. The Company is unable to predict the outcome of such actions or the possible effect on its PWC business. The Company supports balanced and appropriate programs that educate the customer on safe use of its products and that protects the environment. Currently the snowmobile industry is not regulated by any federal or state legislation (see discussion below).

     Certain materials used in snowmobile, PWC, and ATV manufacturing that are toxic, flammable, corrosive or reactive are classified by the federal and state governments as "hazardous materials." Control of these substances is regulated by the Environmental Protection Agency and various state pollution control agencies, which require reports and inspection of facilities to monitor compliance. The Company's cost of compliance with environmental regulations has not been, and is not expected to be, material. The Company's manufacturing facilities are subject to the regulations promulgated by, and may be inspected by, the Occupational Safety and Health Administration.

     The Company is a member of the International Snowmobile Manufacturers Association (ISMA), a trade association formed to promote safety in the manufacture and use of snowmobiles, among other things. The ISMA is currently
made up of Arctic Cat, Bombardier (Ski-Doo), Yamaha, and Polaris.   The ISMA
members are also members of the Snowmobile Safety and Certification Committee
(SSCC), which promulgated voluntary safety standards for snowmobiles. The SSCC standards, which require testing and evaluation by an independent testing laboratory of each model produced by participating snowmobile manufacturers, have been adopted by the Canadian Department of Transport. Following the development of the SSCC standards, the U.S. Consumer Products Safety Commission denied a petition to develop a mandatory federal safety standard for snowmobiles in light of the high degree of adherence to the SSCC standards in the United States. Since the Company's inception, all of its models have complied with the SSCC standards.

     The Company is a member of National Marine Manufacturers Association
(NMMA), the Personal Watercraft Industry Association (PWIA), the International Jet Sports Boating Association (IJSBA), and the Canadian Marine Manufacturers Association (CMMA). Tigershark personal watercraft conform to applicable United States Coast Guard (USCG) standards and Society of Automotive Engineers, Inc. (SAE) recommended practices.

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

     The EPA has promulgated rules involving more stringent emissions standards for two-cycle engines. Such engines are used on the Company's snowmobiles and PWC. The Company currently is unable to predict whether such legislation will be enacted and, if so, the ultimate impact on the Company and its operations. However, the Company is currently evaluating several alternatives to comply with the proposed legislation.

Effects of Weather

     While from time to time lack of snowfall in a particular region of the United States or Canada may adversely affect snowmobile retail sales within that region, the Company works to mitigate this effect by taking snowmobile orders in the spring for the following winter season and by working with its dealers to move snowmobiles out of a region with light snowfall to another region with heavier snowfall. Nonetheless, there is no assurance that weather conditions will not materially effect the Company's future sales of snowmobiles, ATVs or PWC.

Employees

     During fiscal 1998, the Company had peak employment of approximately 1,808 employees, including 275 salaried and 1,533 hourly and production personnel. Due to the seasonal nature of sales and the Company's production schedules, prior to the introduction of the PWC and ATV, approximately 60% of hourly personnel worked only during the spring through the late fall production period. However, during the past five fiscal years, most employees remained employed throughout the year to produce the Tigershark PWC and Arctic Cat ATV. The Company's employees are not represented by a union or subject to a collective bargaining agreement. The Company has never experienced a strike or work stoppage and considers its relations with its employees to be excellent.

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

Year 2000 Compliance

     The Company has evaluated its computer systems for century compliance issues. Management believes that the Company will correct century compliance issues either through the replacement of the non-compliant systems or through the reprogramming of its systems. The Company does not believe that the costs of achieving century dating compliance will have a material effect on the Company's financial statements.

Item 2.  Properties

     The Company owns its manufacturing facilities and executive offices in Thief River Falls, Minnesota. The facilities consist of approximately 498,000 square feet of manufacturing, office and warehouse space on 49.5 acres, including approximately 417,000 square feet devoted to manufacturing, and approximately 81,000 square feet devoted to office and administrative uses.

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

     During fiscal 1997, the Company purchased a 37,000 square foot building located in Madison, South Dakota, that it had leased since 1992. This facility is used to produce and/or paint hoods and other parts for the Company's Arctic Cat snowmobiles and PWC.

     Also during fiscal 1997, the Company constructed a 220,000 square foot facility in Bucyrus, Ohio, to house its service parts, garments and accessories distribution operations. The Company believes the Bucyrus facility's proximity to central shipping hubs and close access to Canada provides decreased delivery times to the majority of its dealers.

Item 3.  Legal Proceedings

     Accidents involving personal injury and property damage occur in the use of snowmobiles, PWC, and ATVs. Claims have been made against the Company from time to time. It is the Company's policy to vigorously defend against these actions. The Company believes that the cases in discovery are adequately covered by reserves and product liability insurance. Although the Company from time to time has been named as a defendant in lawsuits involving product liability claims against Arctic Enterprises, Inc. on the theory that the Company is a successor of Arctic Enterprises, Inc., the Company is not a successor of Arctic Enterprises, Inc. and has never been found liable in any such lawsuits. The Company is not involved in any other legal proceedings which are considered to have the potential for a materially adverse impact on the Company's business or financial condition.

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



Item 4.  Submission of Matters to a Vote of Security Holders

                                          None

Item 4.   (A)  Executive Officers of Registrant

       Name                Age                 Position
      ______              _____               __________
William G. Ness            60       Chairman of the Board of Directors
Christopher A. Twomey      50       President and Chief Executive Officer
Mark E. Blackwell          45       Vice President--Marketing
Terry J. Blount            55       Vice President--Human Resources
Timothy C. Delmore         44       Chief Financial Officer and Secretary
Ronald G. Ray              49       Vice President--Manufacturing
Roger H. Skime             55       Vice President--Research & Development
Ole E. Tweet               51       Vice President--New Product Development

     Mr. Ness has been Chairman of the Board of Directors of the Company since its inception in 1983. He is also a director of Northern Woodwork (specialty furniture manufacturer), Thief River Falls, Minnesota and a director of Northern State Bank.

     Mr. Twomey has been President and Chief Executive Officer of the Company since January 1986 and a director since 1987. He has held various executive officer positions with the Company since 1983. Mr. Twomey is also a Community Board Member of Norwest Bank Minnesota West, N.A. Mr. Twomey is currently serving as a director of The Toro Company.

     Mr. Blackwell has been Vice President--Marketing since May of 1992 and has over 16 years of marketing experience in the recreational vehicle field. Previously he served for five years as Marketing Director for American Suzuki Motor Corporation. His responsibilities have included the motorcycle and marine divisions.

     Mr. Blount has been Vice President--Human Resources since August of 1996. Mr. Blount has over 29 years of Human Resource experience in the manufacturing field. Prior to joining the Company, Mr. Blount worked as Vice President-Human Resources at Washington Scientific Industries since 1981.

     Mr. Delmore has been Chief Financial Officer of the Company since 1986 and has been Corporate Secretary of the Company since 1989. Mr. Delmore, a CPA with seven years of prior public accounting experience, joined the Company in 1985 as Controller.

     Mr. Ray has been Vice President-Manufacturing since April of 1992 and has over 28 years of manufacturing experience. Before joining Arctic Cat he served eight years as Vice President of Manufacturing for a Minnesota based company.

     Mr. Skime has been Vice President--Research and Development of the Company since its inception in 1983 and has been employed in the snowmobile industry for 37 years.

     Mr. Tweet, Vice President of New Product Development and General Manager of the Marine Division, had been the Company's Vice President-Marketing since its inception in 1983 and has been employed in the snowmobile industry for 33 years.






                               PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is traded on the Nasdaq Stock Market under the Nasdaq symbol "ACAT". Quotations below represent the high and low closing sale prices as reported by Nasdaq. The Company's stock began trading on the Nasdaq Stock Market on June 26, 1990.

                                                    Years Ended
                                   --------------------------------------------
                                    March 31, 1998             March 31, 1997
                                    --------------             --------------
   Quarterly Prices                High         Low            High       Low
                                   ----         ----           ----      ----
   First Quarter                   $11.44       $ 9.50        $12.50    $  9.50
   Second Quarter                  $12.50       $ 9.88        $12.25    $  8.88
   Third Quarter                   $12.50       $ 9.50        $10.75    $  9.00
   Fourth Quarter                  $10.00       $ 8.25        $11.00    $  9.44

     As of June 10, 1998, the Company had approximately 721 stockholders of record, including the nominee of Depository Trust Company which held 17,579,226 shares of common stock.

     On March 2, 1992, the Company initiated a $0.0267 per share regular quarterly dividend. The quarterly dividend was increased to $0.0355 per share on March 2, 1993 and subsequently increased to $0.0467 per share on March 2, 1994. On February 2, 1995, the Company increased the quarterly dividend to $0.06 per share. All dividends have been adjusted for stock-splits.









                    (This space intentionally left blank.)



















Item 6.    Selected Financial Data
Years Ended March 31,
(in thousands, except per share amounts)

                             1998      1997       1996      1995    1994
                             ____      ____       ____      ____    ____
Income Statement Data:
Net sales                  $504,206  $468,595   $404,996  $367,144 $268,057
Cost of goods sold          368,688   351,249    308,946   267,210  190,972
                           ________   ________  ________  ________ _________
Gross profit                135,518   117,346     96,050    99,934   77,085

Selling, general and
administrative expenses      97,840    83,282     72,473    50,939   36,906
                           ________   ________  ________  ________ ________
Operating profit             37,678    34,064     23,577    48,995   40,179

Interest income               1,837     1,798      2,228     2,383    1,595

Interest expense                (59)     (109)         -       (17)     (98)
                           ________   ________  ________  ________ _________

Earnings before income taxes 39,456    35,753     25,805    51,361   41,676

Income taxes                 14,007    12,692      9,159    17,976   14,170
                           ________   ________  ________  ________ _________

Net earnings                $25,449   $23,061   $ 16,646  $ 33,385 $ 27,506

Net earnings per share
        Basic               $  0.88   $  0.78   $  0.56   $   1.13 $  0.94
        Diluted             $  0.88   $  0.78   $  0.56   $   1.11 $  0.92

Cash dividends per share    $  0.24   $  0.24   $  0.24   $   0.21 $  0.15

Weighted average shares
outstanding
        Basic                28,974    29,476     29,661    29,495   29,267
        Diluted              29,059    29,653     29,928    30,030   29,860

___________________________________________________________________________

As of March 31,                  1998      1997      1996      1995      1994
Balance Sheet Data (in thousands)

Cash & short-term investments $  58,545 $  50,740 $  44,002 $  65,241 $  59,923
Working capital                 142,243   131,604   130,142   128,845   104,885
Total assets                    229,718   217,967   207,996   183,996   154,980
Long-term debt                     --        --        --        --        --
Shareholders' equity            177,505   166,738   156,193   147,067   118,203
___________________________________________________________________________


QUARTERLY FINANCIAL DATA (unaudited)
(in thousands, except per share amounts)
                   Total  First     Second    Third     Fourth
                   Year   Quarter   Quarter   Quarter   Quarter
Net Sales          ______  ______    ______    ______    ______
    1998         $504,206 $85,467   $196,846  $139,808  $82,085
    1997          468,595  89,126    177,925   133,877   67,667
    1996          404,996  61,759    166,059   123,623   53,555

Gross Profit
    1998         $135,518 $21,392    $55,315   $41,056  $17,755
    1997          117,346  18,539     49,389    35,715   13,703
    1996           96,050  11,806     43,295    31,792    9,157

Net Earnings (Loss)
    1998         $ 25,449 $   872    $19,904   $ 6,193  $(1,520)
    1997           23,061   1,002     18,587     6,020   (2,548)
    1996           16,646  (4,268)    17,888     6,015   (2,989)

Net Earnings (Loss) Per Share
    1998 - Basic $   0.88 $  0.03    $  0.68   $  0.21  $ (0.05)
    1998 - Diluted   0.88    0.03       0.68      0.21    (0.05)

    1997 - Basic     0.78    0.03       0.63      0.20    (0.09)
    1997 - Diluted   0.78    0.03       0.62      0.20    (0.09)

    1996 - Basic     0.56   (0.14)      0.60      0.20    (0.10)
    1996 - Diluted   0.56   (0.14)      0.60      0.20    (0.10)


























Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Fiscal 1998 was a successful, record breaking sales year for Arctic Cat Inc. as the Company reached a half billion dollars in sales. While industry snowmobile sales were down for the year, for the fifteenth consecutive year, the Company once again achieved record retail sales and increased it's North American snowmobile market share. Dealer and consumer reception of Arctic Cat ATVs continues to be encouraging as ATV revenues grew by 73% for fiscal 1998.

Financial Data
(in thousands, except per share data)
                                                Years ended March 31,
                                          1998           1997         1996
                                         --------       --------     --------
Net Sales                                $504,206       $468,595     $404,996
Net Earnings                             $ 25,449       $ 23,061     $ 16,646
Basic and Diluted Net Earnings Per Share $   0.88       $   0.78     $   0.56
Cash & Short-Term Investments            $ 58,545       $ 50,740     $ 44,002
Sales by Product Line (In%)
 Snowmobiles                                59%            58%          66%
 ATVs                                       18%            11%           3%
 Parts, garments & accessories              16%            16%          17%
 PWC                                         7%            15%          14%

Results of Operations
     1998 vs. 1997

     Net sales increased 7.6% in 1998 to $504,206,000 from $468,595,000 in 1997 due to a 86.3% ATV unit volume increase, a 7.3% snowmobile unit volume increase and a 5.6% increase in parts, garments and accessories sales. These increases were offset by a 49.4% PWC unit volume decrease which the Company believes is in response to an industry-wide softening in consumer demand. The Company believes the increase in ATV sales is due to both dealer and consumer reception of the Arctic Cat ATV, the expansion of the Company's model line to cover every major segment of the ATV market and growth in the ATV market.

     Gross profit increased 15.5% to $135,518,000 in 1998 from $117,346,000 in
1997. As a percent of net sales, gross profit increased to 26.9% in 1998 compared to 25.0% in 1997. The increase in gross profit percentage was primarily due to a positive fluctuation between the US dollar and the Japanese yen increasing gross profit by approximately $6,600,000 over fiscal 1997 (see Inflation and Exchange Rates). The Company shares exchange rate fluctuations within certain ranges with Suzuki Motor Corporation, its engine supplier for snowmobile and PWC engines. These fluctuations, although affecting all three product lines, affected the snowmobile product line to the greatest extent. Also improving the gross profit percentage were cost reductions in the snowmobile and ATV product lines.

     Selling, general and administrative expenses increased 17.5% to $97,840,000 in 1998 from $83,282,000 in 1997. The increase is primarily due to increased marketing and research and development expenses for all product lines. As a percent of net sales, selling, general and administrative expenses were 19.4% in 1998 compared to 17.8% in 1997.

     Operating profits increased 10.6% to $37,678,000 in 1998 from $34,064,000 in 1997. As a percent of net sales, operating profits increased to 7.5% in 1998 from 7.3% in 1997 (see gross profit and operating expenses discussion).

     Net earnings increased 10.4% to $25,449,000 or $0.88 per share on a diluted basis, as compared to net earnings of $23,061,000 or $0.78 per share on a diluted basis for fiscal 1997. Net earnings as a percent of net sales were 5.0% and 4.9% in 1998 and 1997, respectively.

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

     Net earnings increased 38.5% to $23,061,000 in 1997 from $16,646,000 in
1996. Net earnings as a percent of net sales were 4.9% and 4.1% in 1997 and 1996, respectively. Net earnings per share were $0.78 in 1997 compared to $0.56 in 1996.

Liquidity and Capital Resources

     The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle.

     The Company has evaluated its computer systems for century compliance issues. Management believes that the Company will correct century compliance issues either through the replacement of the non-compliant systems or through the reprogramming of its systems. The Company does not believe that the costs of achieving century dating compliance will have a material effect on the Company's financial statements.


Cash and Short-Term Investments

     Cash and short-term investments were $58,545,000 at March 31, 1998 compared to $50,740,000 at March 31, 1997. The Company's cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company's snowmobile and spring ATV production cycles begin. The Company's investment objectives are first, safety of principal and second, rate of return.

Working Capital

     The Company has an unsecured credit agreement with a bank for the issuance of up to $75,000,000 of documentary and stand-by letters of credit and for working capital. Total working capital borrowings under the credit agreement are limited to $30,000,000. The total letters of credit issued at March 31, 1998 were $15,133,000, of which $8,232,000 was issued to Suzuki Motor Corporation for engine purchases. During fiscal 1996, the Company's Board of Directors authorized the repurchase of 1,500,000 shares of common stock. During March of 1998, the Company's Board of Directors authorized the repurchase of an additional 1,500,000 shares of common stock. During 1998, 1997 and 1996, the Company invested $8,392,000, $5,858,000 and $672,000 to repurchase and cancel 834,900, 596,500 and 66,000 shares. In 1998, the Company invested $13,699,000 in capital expenditures. The Company expects that fiscal 1999 capital expenditures, including tooling, will be approximately $15,000,000. The Company believes that cash generated from operations will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program and capital expenditure requirements for the foreseeable future.

     The Company has agreements with certain finance companies to provide floor plan financing for the Company's North American dealers. These agreements improve the Company's liquidity by financing dealer purchases of products without requiring substantial use of the Company's working capital. The Company is paid by the floor plan companies shortly after shipment and as part of its marketing programs the Company pays the floor plan financing of its dealers for certain set time periods depending on the size of a dealer's order. The financing agreements require repurchase of repossessed new and unused units and sets limits upon the Company's potential liability for annual repurchases. The aggregate potential liability was approximately $11,100,000 at March 31, 1998. No material losses have been incurred by the Company under these agreements, which are terminable by either party upon 30 days notice.

     Effective April 1, 1998, the Company agreed to guarantee approximately 50% of the amounts financed by its dealers with one of the finance companies. At April 1, 1998, the Company's maximum level of exposure under this guarantee is approximately $61,500,000.

Inflation and Exchange Rates

     Inflation is not expected to have a significant impact on the Company's business. The Company generally has been able to offset the impact of increasing costs through a combination of productivity gains and price increases.

     The relationship of the U.S. dollar to the Canadian dollar and Japanese yen may have a significant impact on the Company's business. Two of the Company's principal competitors are based in Japan and Canada. Also, the Company purchases its snowmobile, ATV and PWC engines and related parts from Suzuki Motor Corporation and sells a full line of products to Canadian dealers. All purchase and sales prices are determined annually. The Company has an agreement with Suzuki Motor Corporation for snowmobile and PWC engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually. The Company has in the past, in the case of the Japanese yen, and may in the future enter into foreign exchange contracts for both the Japanese yen and the Canadian dollar to minimize the impact of exchange rate fluctuations (see gross profit discussion).

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Report on Form 10-K, as well as the Company's Annual Report and future filings with the Securities and Exchange Commission, the Company's press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate" and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix and volume; competitive pressure on sales and pricing; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines from Suzuki; warranty expenses; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of insured amounts; environmental and product safety regulatory activity; effects of the weather; overall economic conditions; and consumer demand and confidence.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

                      Not Applicable.

Item 8.   Financial Statements and Supplementary Data

          Financial Statements, Notes, and Report of Independent Certified Public Accountants appear on pages F-1 through F-13.

          Quarterly financial data appears in Item 6.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                      None

























                                Part III

Item 10.  Directors and Executive Officers of the Registrant

     The information included under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 6, 1998, is incorporated herein by reference.

     Pursuant to instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Item 4(A) of this Form 10-K.

Item 11.  Executive Compensation

     The information included under the heading "Executive Compensation and Other Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 6, 1998, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information included under the heading "Beneficial Ownership of Capital stock" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 6, 1998, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions, appearing under the heading "Executive Compensation and Other Information-Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 6, 1998, is incorporated herein by reference.























                                 PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)  Documents filed as part of report

     1. Financial Statements.

          The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K:

                                                              Form 10-K
                                                            Page Reference
          (I)    Consolidated Balance Sheets                      F-1
                 as of March 31, 1998 and 1997


          (ii)   Consolidated Statements of Earnings              F-2
                 for the three years ended March 31, 1998, 1997 and 1996

          (iii)  Consolidated Statements of Shareholders'         F-3
                 Equity for the three years ended March 31, 1998, 1997 and 1996

          (iv)   Consolidated Statements of Cash Flows            F-4
                 for the three years ended March 31, 1998, 1997 and 1996

          (v)    Notes to Consolidated Financial                  F-5 to
                 Statements                                       F-12

          (vi)   Report of Independent Certified Public           F-13
                 Accountants

     2.    Schedules filed as part of this Form 10-K:

          (I)    Schedule II - Valuation and Qualifying Accounts  F-14

     3.   Exhibits
                                                           Method of Filing

          3(a) Amended and Restated Articles of Incorporation     (3)
               of Company

          3(b) Restated By-Laws of the Company                    (1)

          4(a) Form of specimen Common Stock Certificate          (1)

         10(a) 1989 Stock Option Plan, as amended                 (3)

         10(b) 1995 Stock Option Plan, as amended                 (3)

         10(c) Purchase/Supply Agreement dated as of              (1)
               March 1, 1985 between Suzuki Motor Co.,
               Ltd. and the Company, and related Agreement on Implementation of Warranty Provision.

         10(d) Form of Employment Agreement between the           (1)
               Company and each of its executive officers

         10(e) Floorplan Repurchase Agreement dated               (1)
               July 13, 1984, between the Company
               and ITT Commercial Finance Corp.

         10(f) Floorplan Repurchase Agreement dated as            (1)
               of June 15, 1988, between the Company
               And ITT Commercial Finance, a division
               Of ITT Industries of Canada, Ltd.

         10(g) Discretionary Revolving Credit Facility,           (3)
               dated as of June 6, 1997, between the Company and Norwest Bank Minnesota, National Association.

           21  Subsidiaries of the Registrant                     (2)

           23  Consent of Independent Certified Public Accountants(2)

           27  Financial Data Schedule-March 31, 1998             (2)

           27.1 Restated Financial Data Schedule-                 (2)
                September 30, 1996

    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended March 31, 1998.

    (c)   Exhibits


          Reference is made to Item 14(a) 3.

    (d)   Schedules

          Reference is made to Item 14(a) 2.

 --------------------------------------


    (1)  Incorporated herein by reference to the Company's Form
         S-1 Registration Statement (File Number 33-34984).

    (2)  Filed with this Form 10-K.

    (3) Incorporated herein by reference to the Company's Annual Report and Form 10-K for the fiscal year ended March 31, 1997.





                                      SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of June, 1998.
                                   ARCTIC CAT INC.

                              /s/Christopher A. Twomey
                          _______________________________
                                Christopher A. Twomey
                        President, Chief Executive Officer
                                   and Director
                           (Principle Executive Officer
                                   and Director)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/William G. Ness                                      June 26, 1998
___________________________                             ___________________
William G. Ness
Chairman of the Board and Director

/s/Christopher A. Twomey                                June 26, 1998
___________________________                             ___________________
Christopher A. Twomey
President, Chief Executive Officer
and Director
(Principle Executive Officer)

/s/Timothy C. Delmore                                   June 26, 1998
___________________________                             ___________________
Timothy C. Delmore
Chief Financial Officer
(Principle Financial and Accounting Officer)

/s/Robert J. Dondelinger                                June 26, 1998
___________________________                             ___________________
Robert J. Dondelinger, Director

/s/William I. Hagen                                     June 26, 1998
___________________________                              ___________________
William I. Hagen, Director

/s/Lowell T. Swenson                                    June 26, 1998
___________________________                              ___________________
Lowell Swenson, Director

/s/Gregg A. Ostrander                                   June 26, 1998
 __________________________                              ___________________
Gregg A. Ostrander, Director


___________________________                              ___________________
Kenneth J. Roering, Director


___________________________                              ___________________
Takeshi Natori, Director

                    Arctic Cat Inc. and Subsidiaries
                       CONSOLIDATED BALANCE SHEETS
                                March 31,


ASSETS                                           1998             1997
 CURRENT ASSETS
   Cash and equivalents                      $ 24,764,000      $ 5,540,000
   Short-term investments                      33,781,000       45,200,000
   Accounts receivable, less allowances        30,217,000       27,393,000
   Inventories                                 88,149,000       86,502,000
   Prepaid expenses                             1,771,000        1,618,000
   Income taxes receivable                      2,111,000        3,838,000
   Deferred income taxes                        9,088,000        8,369,000
                                               __________       __________
        Total current assets                  189,881,000      178,460,000

 PROPERTY, PLANT AND EQUIPMENT - At Cost
   Machinery, equipment and tooling            70,611,000       60,534,000
   Land, buildings and improvements            14,568,000       11,771,000
                                               __________       __________
                                               85,179,000       72,305,000
   Less accumulated depreciation               45,342,000       32,798,000
                                               __________       __________
                                               39,837,000       39,507,000
                                               __________       __________
                                             $229,718,000     $217,967,000
                                               ----------       ----------
                                               ----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                          $ 20,671,000     $ 21,586,000
   Accrued expenses                            26,967,000       25,270,000
                                               ----------       ----------
        Total current liabilities              47,638,000       46,856,000

 DEFERRED INCOME TAXES                          4,575,000        4,373,000

 COMMITMENTS AND CONTINGENCIES                          -                -

 SHAREHOLDERS' EQUITY
   Preferred stock, par value $1.00;
    2,050,000 shares authorized; none issued            -                -
   Preferred stock - Series A Junior
    Participating, par value $1.00;
    450,000 shares authorized; none issued              -                -
   Common stock, par value $.01; 37,440,000
    shares authorized; shares issued and
    outstanding; 20,857,909 in 1998;
    21,533,136 in 1997                            209,000          215,000
   Class B common stock, par value $0.1;
    7,560,000 shares authorized, issued,
    and outstanding                                76,000           76,000
   Additional paid-in capital                   9,356,000       17,069,000
   Retained earnings                          167,864,000      149,378,000
                                               __________       __________
                                              177,505,000      166,738,000
                                               __________       __________
                                             $229,718,000     $217,967,000
                                               ----------       ----------
                                               ----------       ----------





                   Arctic Cat Inc. and Subsidiaries
                  Consolidated Statements of Earnings
                         Years Ended March 31,



                                   1998           1997            1996
                                -----------    -----------      -----------
Net Sales                      $504,206,000   $468,595,000     $404,996,000
Cost of goods sold              368,688,000    351,249,000      308,946,000
                                ___________    ___________      ___________
     Gross profit               135,518,000    117,346,000       96,050,000

Selling, general and
     administrative expenses     97,840,000     83,282,000       72,473,000
                                ___________    ___________      ___________
     Operating profit            37,678,000     34,064,000       23,577,000

Other income (expense)
     Interest income              1,837,000      1,798,000        2,228,000
     Interest expense               (59,000)      (109,000)               -
                                ___________    ___________      ___________
                                  1,778,000      1,689,000        2,228,000
                                ___________    ___________      ___________

Earnings before income taxes     39,456,000     35,753,000       25,805,000
Income tax expense               14,007,000     12,692,000        9,159,000
                                ___________    ___________      ___________

     Net Earnings               $25,449,000    $23,061,000      $16,646,000
                                -----------    -----------      -----------
                                -----------    -----------      -----------
Basic and Diluted Net
     Earnings Per Share         $      0.88    $      0.78      $      0.56
                                -----------    -----------      -----------
                                -----------    -----------      -----------
Weighted average shares outstanding
     Basic
     Diluted                     28,974,000     29,476,000       29,661,000
                                 29,059,000     29,653,000       29,928,000
                                 ----------    -----------      -----------
                                 ----------    -----------      -----------

                    Arctic Cat Inc. and Subsidiaries
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Years ended March 31,

                    Class B          Additional
                  Common Stock      Common Stock    Paid-in  Retained
                  Shares  Amount   Shares   Amount  Capital  Earnings Total
________________  ______  ______   ______   _______ ________ _____    ______
Balances at April 1, 1995
             22,070,413 $221,000 7,560,000 $76,000 $22,903,000 $123,867,000
$147,067,000
Exercise of stock options
                 58,786    1,000      -       -        302,000         -
     303,000
Tax benefits from stock option
 exercises         -        -         -       -         62,000         -
      62,000
Repurchase of common stock
                (73,228)  (1,000)     -       -       (765,000)        -
    (766,000)
Cash dividends ($0.24 per share)
                   -        -         -       -           -      (7,119,000)
  (7,119,000)
Net earnings       -        -         -       -           -      16,646,000
  16,646,000
________________________________________________________________________

Balances at March 31, 1996
             22,055,971  221,000 7,560,000  76,000 22,502,000   133,394,000
 156,193,000
Exercise of stock options
                 83,238     -         -       -       464,000          -
     464,000
Tax benefits from stock option
 exercises         -        -         -       -        62,000          -
      62,000
Repurchase of common stock
              (606,073)  (6,000)      -       -    (5,959,000)         -
  (5,965,000)
Cash dividends ($0.24 per share)
                  -        -          -       -          -       (7,077,000)
  (7,077,000)
Net earnings      -        -          -       -          -       23,061,000
  23,061,000
 _______________________________________________________________________

Balances at March 31, 1997
            21,533,136   215,000 7,560,000 76,000 17,069,000    149,378,000
 166,738,000
Exercise of stock options
               230,949     3,000      -      -     1,382,000           -
   1,385,000
Repurchase of common stock
              (906,176)   (9,000)     -      -    (9,095,000)          -
  (9,104,000)
Cash dividends ($0.24 per share)
                  -         -         -      -          -        (6,963,000)
  (6,963,000)
Net earnings      -         -         -      -          -        25,449,000
  25,449,000
________________________________________________________________________
Balances at March 31, 1998
            20,857,909 $209,000 7,560,000 $76,000 $9,356,000  $167,864,000
$177,505,000
------------------------------------------------------------------------
------------------------------------------------------------------------

                      Arctic Cat Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended March 31,


                                                1998        1997      1996
                                            ----------  ----------  ----------
Cash flows from operating activities       $25,449,000 $23,061,000 $16,646,000
 Net earnings
   Adjustments to reconcile net earnings to
    net cash provided by operating activities
     Depreciation
     Deferred income taxes                  13,369,000  11,350,000   7,646,000
     Changes in operating assets and
      liabilities:                            (517,000)  1,388,000  (2,481,000)
       Trading securities
       Accounts receivable                  11,670,000 (12,476,000) 25,280,000
       Inventories                          (2,824,000)  9,072,000 (17,099,000)
       Prepaid expenses                     (1,647,000)    116,000 (16,692,000)
       Accounts payable                       (153,000)    786,000    (400,000)
       Accrued expenses                       (915,000) (2,229,000)  7,957,000
       Income taxes                          1,697,000     950,000   5,237,000
                                             1,727,000  (3,908,000)  2,684,000
                                             ---------   ---------   ---------
  Net cash provided by operating activities 47,856,000  28,110,000  28,778,000

Cash flows from investing activities
 Additions to property, plant and equipment
 Sales and maturities of available-for-sale(13,699,000)(21,270,000)(17,155,000)
    securities                               1,070,000   4,500,000   2,292,000
 Purchases of available-for-sale securities (1,321,000) (2,254,000) (2,933,000)
                                             ---------   ---------   ---------
     Net cash used in investing activities (13,950,000)(19,024,000)(17,796,000)

Cash flows from financing activities
    Proceeds from issuance of common stock     827,000     357,000     209,000
    Repurchase of common stock              (8,546,000) (5,858,000)   (672,000)
    Dividends paid                          (6,963,000) (7,077,000) (7,119,000)
                                             ---------   ---------   ---------
     Net cash used in financing activities (14,682,000)(12,578,000) (7,582,000)
                                             ---------   ---------   ---------
Net increase (decrease) in cash and
  equivalents                               19,224,000  (3,492,000)  3,400,000

Cash and equivalents at beginning of year    5,540,000   9,032,000   5,632,000
                                             ---------   ---------   ---------
Cash and equivalents at end of year        $24,764,000 $ 5,540,000 $ 9,032,000
                                             ---------   ---------   ---------
                                             ---------   ---------   ---------
Supplemental disclosure of cash payments for
income taxes                               $15,797,000 $15,212,000 $10,869,000
                                             ---------   ---------   ---------
                                             ---------   ---------   ---------
Supplemental disclosure of non-cash financing activities:

  During 1998, 1997 and 1996, common stock with a fair market value of $558,000, $107,000 and $94,000 was canceled as settlement for the exercise of certain stock options and associated payroll taxes.

  During 1997 and 1996, tax benefits derived from the exercise of stock options reduced income tax obligations and increased additional paid-in-capital by $62,000 each year.


                  Arctic Cat Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   March 31, 1998, 1997 and 1996


Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Arctic Cat Inc. and Subsidiaries (the "Company") design, engineer, manufacture and market snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, and personal watercraft (PWC) under the Tigershark brand name, as well as related parts, garments and accessories, principally through its facilities in Thief River Falls, Minnesota. The Company operates in a single industry segment and its products are sold through a network of independent dealers and distributors located throughout the United States, Canada, Scandinavia and other international markets. Principal products, as a percentage of net sales, are as follows for the years ending March 31:

                             1998            1997        1996
                             ----            ----        ----
Snowmobiles                   59%             58%         66%
ATVs                          18              11           3
Parts, garments & accessories 16              16          17
PWC                            7              15          14
                             ----            ----        ----
                             100%            100%        100%

Principles of Consolidation:
     The consolidated financial statements include the accounts of Arctic Cat Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Equivalents:
     The Company considers highly liquid temporary investments with an original maturity of three months or less to be a cash equivalent. Cash equivalents consist primarily of commercial paper and put bonds and are stated at cost, which approximates market value based upon quoted market prices. Cash equivalents totaled $23,932,000 and $10,109,000 at March 31, 1998 and 1997.

Short-Term Investments:
     Short-term investments include trading securities, with unrealized gains and losses included in net earnings, and available-for-sale securities, with unrealized gains and losses reported within shareholders' equity. Short-term investments are reported at cost, which approximates market value based upon quoted market prices. The Company utilizes the specific identification method in accounting for its short-term investments.

Inventories:
     Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Property, Plant and Equipment:
     Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives range from 15-25 years for buildings and improvements and 3-7 years for machinery, equipment and tooling. Accelerated and straight-line methods are used for income tax reporting.

Product Warranties:
     The Company provides for estimated warranty costs at the time of sale and accrues for specific items after the sale at the time their existence is known and the amounts are determinable. Warranty costs on certain parts and components are reimbursed to the Company by supplying vendors.

Insurance:
     The Company is self-insured for employee medical, workers' compensation, and product liability claims. Specific stop loss coverages are provided for catastrophic claims. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated.

Revenue Recognition:
     The Company recognizes revenue when products are shipped to dealers.

Research and Development:
     Research and development costs are expensed as incurred and are reported as a component of selling, general and administrative expenses. Research and development expense was $10,273,000, $9,911,000 and $9,317,000 during 1998,
1997 and 1996.

Advertising:
     The Company expenses advertising costs as incurred. Advertising expense was $19,605,000, $17,049,000 and $12,296,000 during 1998, 1997 and 1996.

Stock-Based Compensation:
     The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation plans. Pro forma information related to the fair value based method of accounting is contained in Note J.

Net Earnings Per Share:
     On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." All current and prior year earnings per share data have been restated to conform to the provisions of SFAS 128.

     The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 892,380, 930,817 and 318,511 shares of common stock with weighted average exercise prices of $12.44, $12.42 and $15.42 were outstanding during 1998, 1997 and 1996, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Foreign Currency:
     Effective April 1, 1996, the Company began marketing its products directly to Canadian dealers in Canadian currency. The Company's Canadian operations use the U.S. dollar as the functional currency. Canadian assets and liabilities are translated at the foreign exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average foreign exchange rate in effect for the period. Translation and exchange gains and losses are reflected in the results of operations.
     The Company enters into forward exchange contracts to hedge purchase commitments for ATV engines which are denominated in Japanese yen. Gains and losses on the forward exchange contracts are deferred and included in the valuation of the inventory, when acquired, as the forward exchange contracts hedge the underlying foreign exchange exposure. At March 31, 1998, the Company had open Japanese yen forward exchange purchase contracts with notional amounts totaling $9,155,000. The Company does not enter into forward exchange contracts for trading purposes.
                                       F-6

New Accounting Pronouncements:
     SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," are effective for fiscal years beginning after December 15, 1997. SFAS 130 requires a company to display an amount representing comprehensive income, as defined by the statement, as part of the company's basic financial statements. Comprehensive income will include items such as unrealized gains or losses on certain investment securities and foreign currency items. The adoption of SFAS 130 should not affect the Company's consolidated financial statements.

     SFAS 131 requires a company to disclose financial and other information, as defined by the statement, about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. The Company has not yet assessed what impact SFAS 131 will have on its consolidated financial statement reporting.

Use of Estimates:
     Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

Reclassifications:
     Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

NOTE B - SHORT-TERM INVESTMENTS

     Short-term investments consist primarily of a diversified portfolio of tax exempt municipal bonds and money market funds and are classified as follows at March 31:

                                              1998                1997
                                           ----------          ----------
Trading Securities                        $20,820,000         $32,490,000
Available-for-sale debt securities         12,961,000          12,710,000
                                           ----------          ----------
                                          $33,781,000         $45,200,000
                                           ----------          ----------
                                           ----------          ----------

     The contractual maturities of available-for-sale debt securities at March 31, 1998, are as follows: $502,000 within one year, $4,176,000 from one year through five years, and $8,283,000 from five years through ten years. Gross realized and unrealized gains and losses related to available-for-sale securities were not material.

     At March 31, 1998 and 1997, $9,933,000 and $7,102,000 of the trading securities were invested in one money market fund.

NOTE C - INVENTORIES
Inventories consist of the following at March 31:
                                         1998                     1997
                                       ----------              ----------
Raw materials and sub-assemblies      $30,154,000             $32,784,000
Finished goods                         31,756,000              32,573,000
Parts, garments and accessories        26,239,000              21,145,000
                                       ----------              ----------
                                      $88,149,000             $86,502,000
                                       ----------              ----------
                                       ----------              ----------

NOTE D - ACCRUED EXPENSES

Accrued expenses consist of the following at March 31:

                                  1998                     1997
                                ---------                ---------
Compensation                  $ 8,876,000              $ 7,952,000
Warranty                        5,548,000                7,971,000
Self-insured retentions         3,833,000                3,391,000
Other                           8,710,000                5,956,000
                                ---------                ---------
                              $26,967,000              $25,270,000
                                ---------                ---------
                                ---------                ---------

NOTE E - CREDIT FACILITY

     The Company has a $75,000,000 unsecured credit agreement with a bank for documentary and stand-by letters of credit and for working capital purposes. Total working capital borrowings under the credit agreement are limited to $30,000,000. The credit agreement is due on demand and expires July 31, 1998; however, management believes they will be able to renew the existing line of credit under materially similar terms. Interest on the working capital borrowings is payable monthly at alternative interest rates, at the Company's election. At March 31, 1998, there was $15,133,000 of issued letters of credit outstanding and there was no working capital borrowings outstanding. Of the issued letters of credit outstanding, $8,232,000 were issued to Suzuki for engine purchases (see note G). Outstanding letters of credit expire through May 1999.

     The credit agreement contains certain reporting and financial statement covenants, which the Company was in compliance with at March 31, 1998.

NOTE F - RETIREMENT SAVINGS PLAN

     The Company's 401(k) retirement savings plan covers substantially all eligible employees. Employees may contribute up to 20% of their compensation with the Company matching 100% of the employee contributions, up to a maximum of 3% of the employee's compensation. The Company can elect to make additional contributions at its discretion. Total Company contributions were $851,000, $773,000 and $724,000 in 1998, 1997 and 1996.

NOTE G - RELATED PARTY TRANSACTIONS

     The Company purchases engines and related parts, which are manufactured in Japan, from Suzuki Motor Corporation (Suzuki see note J). Such purchases totaled $94,955,000, $103,285,000 and $95,619,000 in 1998, 1997 and 1996. The
purchase price of the engines and related parts is determined annually. The Company has an agreement with Suzuki for snowmobile and watercraft engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually.

     The Company is dependent on Suzuki for the near term supply of its engines and related parts. An interruption of this supply could have a material adverse effect on the Company's operations.

     Freight services and certain raw materials are purchased from companies where certain of the Company's directors are officers or significant shareholders. In 1998, 1997 and 1996, these transactions aggregated $5,053,000, $7,699,000 and $6,255,000.

NOTE H - INCOME TAXES

Income tax expense consists of the following for the years ended March 31:

                          1998            1997           1996
Current                ----------        ---------     ----------
      - Federal       $12,767,000      $ 9,767,000    $10,375,000
      - State           1,757,000        1,537,000      1,265,000
 Deferred                (517,000)       1,388,000     (2,481,000)
                       ----------        ---------     ----------
                      $14,007,000      $12,692,000    $ 9,159,000
                       ----------        ---------     ----------
                       ----------        ---------     ----------

     The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes are as follows at March 31:
                                                    1998            1997
Deferred income taxes - assets                    ---------        ---------
          Accrued expenses                       $6,599,000       $6,115,000
          Inventory capitalization and reserves   1,973,000        1,827,000
          Other                                     516,000          427,000
                                                  ---------        ---------
                                                 $9,088,000       $8,369,000
                                                  ---------        ---------
                                                  ---------        ---------
Deferred income taxes - liabilities
          Depreciation                           $2,802,000       $2,683,000
          Other                                   1,773,000        1,690,000
                                                  ---------        ---------
                                                 $4,575,000       $4,373,000
                                                  ---------        ---------
                                                  ---------        ---------

     The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended March 31:

                                    1998        1997          1996
                                    ----        ----          ----
Statutory income tax rate           35.0%       35.0%         35.0%
State taxes                          2.4         2.3           3.2
Tax exempt interest                 (0.7)       (1.3)         (2.9)
Foreign sales corporation           (1.3)       (1.5)         (2.0)
Other                                0.1         1.0           2.2
                                    -----       -----         -----
                                    35.5%       35.5%         35.5%
                                    -----       -----         -----
                                    -----       -----         -----

NOTE I - COMMITMENTS AND CONTINGENCIES

Dealer Financing:
     Finance companies provide certain of the Company's dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At March 31, 1998, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $11,100,000. No material losses have been incurred under these agreements during the periods presented.

     The Company pays a specified portion of its dealers' floor plan interest obligations to the finance companies, under various Company marketing programs. Total payments under these programs were $13,026,000, $10,506,000 and $7,416,000 in 1998, 1997 and 1996 and are included in selling, general and administrative expenses.

     Effective April 1, 1998, the Company agreed to guarantee approximately 50% of the amounts financed by its dealers and distributors with one of the finance companies. At April 1, 1998, the Company's maximum level of exposure under this guarantee is approximately $61,500,000.

Litigation:
     The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not be material to the Company's consolidated financial statements.

NOTE J - SHAREHOLDERS' EQUITY

Stock Option Plans:
     The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant. At March 31, 1998, the Company had 1,060,300 shares of common stock available for grant under the plans.

     Transactions under the plans during each of the three years in the period ended March 31, 1998 are summarized as follows:

                                        Number of           Weighted
                                      shares under           average
                                         option           exercise price
                                        --------             -------
Outstanding at April 1, 1995           1,028,784             $ 9.44
          Granted                        255,000              11.25
          Exercised                      (58,786)              5.15
                                        --------             -------
Outstanding at March 31, 1996          1,224,998              10.02
          Granted                        602,752              10.25
          Exercised                      (83,238)              5.59
                                        --------             -------
Outstanding at March 31, 1997          1,744,512              10.31
          Granted                         45,000              10.83
          Exercised                     (230,949)              6.00
          Canceled                       (15,000)             10.45
                                        --------             -------
Outstanding at March 31, 1998          1,543,563             $10.96
                                        --------             -------
                                        --------             -------
Options exercisable at March 31:
1996                                     475,831             $ 7.62

1997                                     751,180             $ 8.94

1998                                     965,380             $11.08


The following tables summarize information concerning currently outstanding and exercisable stock options:

Options Outstanding

                                      Weighted Average   Weighted
Range of             Number           Remaining          Average
Exercise Prices      Outstanding      Contractual Life   Exercise Price
------------         ---------        -----------        -----------
$ 6.00 - $8.03        200,871           3.2 years         $ 6.00
  9.50 - 13.33      1,101,221           5.3 years          10.63
 16.33 - 19.75        241,471           5.7 years          16.64
--------------------------------------------------------------------
                    1,543,563
--------------------------------------------------------------------

Options Exercisable

Range of                 Number           Weighted Average
Exercise Prices          Exercisable      Exercise Price
---------------          --------         -----------
$ 6.00 - $8.03           200,871            $ 6.00
  9.50 - 13.33           568,038             10.93
 16.33 - 19.75           196,471             16.71
--------------------------------------------------------------------
                        965,380
--------------------------------------------------------------------

The Company's pro forma net earnings and basic and diluted net earnings per share would have been as follows had the fair value method been used for valuing stock options granted to employees in 1996 through 1998:

                                   1998           1997            1996
                                   ----           ----            ----
Pro forma net earnings         $24,351,000    $22,290,000    $16,450,000
Pro forma basic and diluted
   net earnings per share      $      0.84    $      0.76    $      0.55

     The impact on net earnings may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996.

     The weighted average fair value of options granted and the weighted average assumptions used in the binomial options pricing model are as follows:

                               1998             1997            1996
                               ----             ----            ----

Fair value of options granted $4.44             $3.40          $3.84
Dividend yield                  2%                2%             2%
Average term                    8 years           4.7 years      5 years
Volatility                      35%               35%            35%
Risk-free rate of return        6.2%              6.6%           6.2%

Class B Common Stock:
     Suzuki owns all outstanding shares of the Company's Class B common stock. At the option of Suzuki, the Class B common stock is convertible into an equal number of shares of the Company's common stock. The Class B shareholder is entitled to elect one member of the Company's Board of Directors but cannot vote for the election of other directors of the Company. The Class B shareholder can vote on all other matters submitted to the common shareholders. The Class B common stock participates equally with the common stock in all dividends and other distributions duly declared by the Company's Board of Directors. The Class B common shares are converted into an equal number of shares of common stock if: Suzuki owns less than 15% of the aggregate number of outstanding common and Class B common shares; the Company becomes a non-surviving party due to a merger or recapitalization; the Company sells substantially all of its assets; or Suzuki transfers its Class B common stock to any person.

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

Preferred Stock:
     The Company's Board of Directors is authorized to issue 2,050,000 shares of $1.00 par value preferred stock in one or more series. The board can determine voting, conversion, dividend and redemption rights and other preferences of each series. No shares have been issued.

Shareholders' Rights Plan:
     In connection with the adoption of a Shareholders' Rights Plan, the Company created a Series A Junior Participating preferred stock. Under terms of the Company's Shareholder Rights Plan, upon the occurrence of certain events, registered holders of common stock nd Class B common stock are entitled to purchase one-hundredth of a share of Series A Junior Participating preferred stock at a stated price, or to purchase either the Company's common shares or common shares of an acquiring entity at half their market value. The Rights related to this plan expire September 5, 2001.

Share Repurchase Authorization:
     On March 31, 1998, the Company's Board of Directors authorized the repurchase of up to 1,500,000 shares of common stock.

     The Company invested $8,391,966, $5,858,000 and $672,000 during 1998, 1997 and 1996 to repurchase and cancel 834,900, 596,500 and 66,000 shares, pursuant to a previous Board of Directors' authorization for the repurchase of 1,500,000 shares. Cumulative shares repurchased through March 31, 1998 under this authorization totaled 1,497,400.

NOTE K - EXPORT SALES AND MAJOR CUSTOMER
     Prior to March 31, 1996, the Company marketed its products to Canadian dealers through two distributors serving eastern and western Canada. Sales to one of these distributors amounted to $29,437,000 during 1996. Effective April 1, 1996, the Company began marketing all of its products directly to Canadian dealers.

     Sales to foreign customers, located primarily in Canada, amounted to $113,442,000, $94,468,000 and $73,964,000 in 1998, 1997 and 1996.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Board of Directors
Arctic Cat Inc.

     We have audited the accompanying consolidated balance sheets of Arctic Cat Inc. and Subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arctic Cat Inc. and Subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

     We have also audited Schedule II of Arctic Cat Inc. and Subsidiaries for each of the three years in the period ended March 31, 1998. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/Grant Thornton LLP
-------------------------------
Minneapolis, Minnesota
May 8, 1998

                      Arctic Cat Inc. and Subsidiaries
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      Three Years Ended March 31, 1998

                            Balance at  Charged to  Charged to
                            Beginning   Costs and Other Accounts Deductions-  Balance at End
Description                 of Period   Expenses    -Describe    Describe        of Period
-----------                 ----------  ----------  ---------    --------      -------------
Warranty Reserve:
 Year ended March 31, 1998  $7,971,000  $15,039,000     -    $17,462,000 (a)   $ 5,548,000

 Year ended March 31, 1997   7,939,000   13,915,000     -     13,883,000 (a)     7,971,000

 Year ended March 31, 1996   6,012,000   14,354,000     -     12,427,000 (a)     7,939,000


Self-insured Retentions:
 Year ended March 31, 1998   3,391,000    5,037,000     -      4,595,000 (b)     3,833,000

 Year ended March 31, 1997   3,185,000    4,371,000     -      4,165,000 (b)     3,391,000

 Year ended March 31, 1996   2,504,000    3,777,000     -      3,096,000 (b)     3,185,000


Other:
 Year ended March 31, 1998   3,190,000            -     -           -            2,669,000

 Year ended March 31, 1997   3,037,000            -     -           -            3,190,000

 Year ended March 31, 1996   1,608,000            -     -           -            3,037,000

(a) Warranty claims paid less vendor reimbursements.
(b) Health and workers' comp claims and expenses paid.

                                      ARCTIC CAT INC.
                                       EXHIBIT INDEX


Exhibit Number

   21                   Subsidiaries of Registrant

   23                   Consent of Independent Certified Public
                        Accountants

   27                   Financial Data Schedule - March 31, 1998

   27.1                 Restated Financial Data Schedule - September 30, 1996