Form 10-Q
period 1998-06-30
ARCTIC CAT INC
filed 1998-08-13
CIK 719866

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1998 or

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

                           Yes   X     No

At August 11, 1998, 20,330,289 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.










                        Part I - Financial Information
                       Arctic Cat Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                (unaudited)
                                                  June 30,            March 31,
ASSETS                                              1998                1998
CURRENT ASSETS
    Cash and equivalents                       $  3,652,000        $ 24,764,000
    Short-term investments                       12,459,000          33,781,000
    Accounts receivable, less allowances         35,918,000          30,217,000
    Inventories                                 123,886,000          88,149,000
    Prepaid expenses                              2,034,000           1,771,000
    Income tax receivable                                 -           2,111,000
    Deferred income taxes                        10,767,000           9,088,000
                                                ___________         ___________
         Total current assets                   188,716,000         189,881,000

PROPERTY, PLANT AND EQUIPMENT - at cost
    Machinery, equipment and tooling             72,373,000          70,611,000
    Land, buildings and improvements             14,811,000          14,568,000
                                                 __________          __________
                                                 87,184,000          85,179,000
    Less accumulated depreciation                48,326,000          45,342,000
                                                 __________          __________
                                                 38,858,000          39,837,000
                                                 __________          __________
                                               $227,574,000        $229,718,000
                                               ============         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                          $ 25,898,000         $ 20,671,000
    Accrued expenses                            23,316,000           26,967,000
                                               ___________           __________
         Total current liabilities              49,214,000           47,638,000

DEFERRED INCOME TAXES                            4,575,000            4,575,000
COMMITMENTS AND CONTINGENCIES                           -                    -
SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,050,000 shares authorized; none issued          -                    -
    Preferred stock - Series A Junior
      Participating, par value $1.00;
      450,000 shares authorized; none issued            -                    -
    Common stock, par value $.01; 37,440,000
      shares authorized, shares issued and
      outstanding; 20,630,289 at June 30, 1998;
      20,857,909 at March 31, 1998                 206,000              209,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                               76,000               76,000
    Additional paid-in capital                   5,802,000            9,356,000
    Retained earnings                          167,701,000          167,864,000
                                              ____________          ___________
                                               173,785,000          177,505,000
                                              ____________          ___________
                                              $227,574,000         $229,718,000
                                              ============          ===========
    The accompanying notes are an integral part of these statements.



                     Arctic Cat Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF EARNINGS
                                (unaudited)


                                                Three Months Ended June 30,
                                                ___________________________

                                                  1998               1997
                                                _______             ______

Net sales                                      $88,651,000         $85,467,000

Cost of goods sold                              66,700,000          64,075,000
                                                __________          __________
Gross profit                                    21,951,000          21,392,000

Selling, general and
 administrative expenses                        19,979,000          20,374,000
                                                __________          __________
Operating profit                                 1,972,000           1,018,000

Other income
   Interest income                                 425,000             381,000
   Interest expense                                (26,000)            (47,000)
                                                __________          __________
                                                   399,000             334,000

Earnings before income taxes                     2,371,000            1,352,000

Income tax expense                                 842,000              480,000
                                                __________           __________
Net earnings                                    $1,529,000           $  872,000
                                                ==========           ==========
Net earnings per share
   Basic                                            $0.05                $0.03
   Diluted                                          $0.05                $0.03
                                                ==========           ==========
Weighted average shares outstanding
   Basic                                        28,157,000           29,178,000
   Diluted                                      28,300,000           29,267,000
                                                ==========           ==========


    The accompanying notes are an integral part of these statements.


                      Arctic Cat Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                    Three Months Ended June 30,
                                                    ___________________________

                                                       1998            1997
Cash flows from operating activities                 ________         _______
  Net earnings                                      $1,529,000      $  872,000
  Adjustments to reconcile net earnings
   to net cash provided by (used in)
   operating activities
    Depreciation                                     2,991,000       2,698,000
    Deferred income taxes                           (1,679,000)        796,000
    Changes in operating assets
     and liabilities:
    Trading securities                              20,820,000      32,490,000
    Accounts receivable                             (5,701,000)    (22,699,000)
    Inventories                                    (35,737,000)    (24,538,000)
    Prepaid expenses                                  (263,000)        164,000
    Accounts payable                                 5,227,000      16,466,000
    Accrued expenses                                (3,651,000)     (8,284,000)
    Income taxes                                     2,111,000       2,684,000
      Net cash used in                              __________      __________
       operating activities                        (14,353,000)        649,000

Cash flows from investing activities
  Additions to property, plant and
   equipment                                        (2,012,000)     (3,535,000)
  Sales and maturities of
   available-for-sale securities                       502,000         507,000
  Purchases of available-for-sale
   securities                                                -        (806,000)
      Net cash provided by (used in)                __________      __________
       investing activities                         (1,510,000)     (3,834,000)

Cash flows from financing activities
  Dividends paid                                    (1,692,000)     (1,751,000)
  Proceeds from issuance of common stock                     -       1,385,000
  Repurchase of common stock                        (3,557,000)     (1,274,000)
      Net cash used in                              __________      __________
        financing activities                        (5,249,000)     (1,640,000)
                                                    __________      __________
Net increase (decrease) in cash and
  equivalents                                      (21,112,000)     (4,825,000)

Cash and equivalents at the beginning
  of period                                         24,764,000       5,540,000
                                                    __________      __________
Cash and equivalents at the end of
  period                                            $3,652,000      $  715,000
                                                    ==========      ==========
Supplemental disclosure of cash payments
  for income taxes                                  $  252,000      $   71,000
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

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998, and the results of operations and the cash flows for the three month periods ended June 30, 1998 and 1997. Results of operations for the interim periods are not necessarily indicative of results for the full year.

        Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.


NOTE B--NET EARNINGS PER SHARE

        The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock option, when dilutive. Options to purchase 1,154,442 and 1,120,442 shares of common stock with weighted average exercise prices of $12.11 and $12.11 were outstanding during the three months ended June 30, 1998 and 1997, but were excluded from the computation of common share equivalents because they were anti-dilutive.


NOTE C--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                     June 30,         March 31,
                                                      1998              1998
                                                    ___________      __________

        Trading securities                                    -     $20,820,000
        Available-for-sale debt securities          $12,459,000      12,961,000
                                                    ___________      __________
                                                    $12,459,000     $33,781,000
                                                    ===========      ==========
NOTE D--INVENTORIES

        Inventories consist of the following:

                                                     June 30,         March 31,
                                                      1998              1998
                                                    ___________      __________

        Raw materials and sub-assemblies            $33,986,000     $30,154,000
        Finished goods                               56,555,000      31,756,000
        Parts, garments and accessories              33,345,000      26,239,000
                                                    ___________      __________
                                                   $123,886,000    $ 88,149,000
                                                    ===========      ==========

NOTE E--OTHER MATTERS

        Dividend Declaration

        On July 28, 1998, the Company's Board of Directors declared a regular quarterly cash dividend of $0.06 per share, payable on September 1, 1998 to shareholders of record on August 17, 1998.

        Share Repurchase

        During fiscal 1996, the Company's Board of Directors authorized the repurchase of 1,500,000 shares of common stock. During March of 1998, the Company's Board of Directors authorized the repurchase of an additional 1,500,000 shares of common stock. Since the inception of the share repurchase, program, through July 24, 1998, the Company has invested $19,939,475 to repurchase and cancel 2,045,000 shares.

NOTE F--NEW ACCOUNTING PRONOUNCEMENT

        On April 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income includes certain changes in equity that are currently excluded from net earnings. The adoption of this statement did not impact the Company's consolidated financial statements; historically there have been no differences between net earnings and comprehensive income.

NOTE G--RECLASSIFICATIONS

        Certain 1997 amounts have been reclassified to conform to the 1998 presentation.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Arctic Cat Inc. and Subsidiaries (the "Company"), design, engineer, manufacture and market snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, and personal watercraft (PWC) under the Tigershark brand name, as well as related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota. The Company markets its products through a network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia, and other international markets. The Arctic Cat brand name has existed for more than 30 years and is among the most widely recognized and respected names in the snowmobile industry. The Company trades on the Nasdaq Stock Market under the symbol ACAT.

Results of Operations

        THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

        The Company anticipates moderately lower revenues for fiscal 1999 based upon snowmobile orders received from dealers. In response to the decrease in snowmobile revenues the Company is identifying operating expense and product cost reductions that are expected to soften the earnings impact resulting from the expected decrease in revenue.

        Net sales for the first quarter increased 3.7% to $88,651,000 from $85,467,000 for the same quarter in 1998. The increase in net sales is due to the timing and mix of snowmobile shipments resulting in a 21.6% increase in snowmobile sales. Snowmobile unit volume for the quarter decreased 11.7% as more full sized snowmobiles were shipped out this year compared to last year when a large number of Kitty Cats, child sized models, were shipped in the first quarter . ATV unit volume decreased 15.6% due to a planned shift in the order and shipping schedule from the end of the first quarter in the prior year to the second quarter in fiscal 1999, as the Company was completing dealer shows and the order process and beginning production of 1999 ATV models. PWC unit volume decreased 58.8% as again this season a higher percentage of the summers seasons build was shipped prior to the start of this quarter. Parts, garments and accessory sales increased 23.3% as the Company shipped a higher percentage of preseason orders in the first quarter this year compared to last year.

        Gross profits increased 2.6% to $21,951,000 from $21,392,000 for the same quarter of fiscal 1998. This increase is mainly due to increased sales in snowmobiles. As a percent of net sales, the gross profit percentage for the quarter remained relatively constant at 24.8% compared to 25.0% for the same period last year.

        Operating expenses for the quarter decreased 1.9% to $19,979,000 from $20,374,000. As a percent of net sales, operating expenses for the quarter decreased to 22.5% compared to 23.8% for the same period last year. The decrease in operating expenses, was primarily due to reduced PWC marketing expenses which was offset to a certain degree by increased ATV marketing expenses.

        Net earnings for the first quarter of fiscal 1999 were $1,529,000, or $0.05 per share on a diluted basis, as compared to net earnings of $872,000, or $0.03 per diluted share, for the first quarter of fiscal 1998.

Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Cash and short-term investments were $16,111,000 at June 30, 1998. The Company's cash balances traditionally peak early in the fourth quarter and decrease as working capital requirements increase when the Company's snowmobile production cycle begins. The Company's investment objectives are first, safety of principal and second, rate of return.

        The Company believes that cash generated from operations and cash availability under its credit facility will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program, and capital expenditure requirements in the forseeable future.

Line of Credit

        The Company has a $75,000,000 unsecured credit agreement with a bank for documentary and stand-by letters of credit and for working capital purposes. Total working capital borrowings under the credit agreement are limited to $30,000,000. The credit agreement is due on demand and expires July 30, 1999.

Year 2000

        The Company has evaluated its computer systems for century compliance issues. Any of the Company's computer programs, or its vendors' or customers' computer programs, that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. Management believes that the Company will correct century compliance issues either through the replacement of non-compliant systems or through the reprogramming of its systems. The Company is also contacting its vendors and customers with the objective of identifying and resolving century compliance issues. Currently, the Company believes that the costs of achieving century dating compliance will not have a material adverse impact on its financial position.

Forward Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This 10-Q contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix and volume; competitive pressure on sales and pricing; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines from Suzuki; warranty expenses; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of insured amounts; environmental and product safety regulatory activity; effects of the weather; overall economic conditions; and consumer demand and confidence. Further information concerning the Company and its business, including factors that potentially could materially affect the Company's financial results, is contained in the Company's other filings with the Securities and Exchange Commission.



                        PART II - OTHER INFORMATION



Item 5.  Other Information

         As disclosed in this year's Proxy statement, the deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders is March 2, 1999. Additionally, if the Company receives notice of a separate shareholder proposal before May 8, 1999 or after June 7, 1999, such proposal will be considered untimely pursuant to Rule 14a-4 and 14a-5(e) and the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.



Item 6.  Exhibits and Reports on Form 8-K
________________________________________

    (a)  Exhibits
         27.1 financial data schedule

    (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1998.



















                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ARCTIC CAT INC.


Date: August 11, 1998                      By s/Christopher A. Twomey
     ________________                      _________________________
                                            Christopher A. Twomey
                                            Chief Executive Officer


Date: August 11, 1998                      By s/Timothy C. Delmore
     ________________                      _________________________
                                            Timothy C. Delmore
                                            Chief Financial Officer