Form 10-Q
period 1998-09-30
ARCTIC CAT INC
filed 1998-11-13
CIK 719866

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                      FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1998 or

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

                        Yes   X     No

At November 11, 1998, 19,996,789 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.



                         PART I - FINANCIAL INFORMATION
                        Arctic Cat Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                September 30,         March 31,
ASSETS                                              1998                1998
CURRENT ASSETS                                  ___________         ___________
    Cash and equivalents                       $ 28,696,000        $ 24,764,000
    Short-term investments                       14,432,000          33,781,000
    Accounts receivable, less allowances         80,181,000          30,217,000
    Inventories                                  91,123,000          88,149,000
    Prepaid expenses                              1,061,000           1,771,000
    Income tax receivable                              -              2,111,000
    Deferred income taxes                        12,095,000           9,088,000
                                                ___________         ___________
         Total current assets                   227,588,000         189,881,000

PROPERTY, PLANT AND EQUIPMENT - at cost
    Machinery, equipment and tooling             74,085,000          70,611,000
    Land, buildings and improvements             15,356,000          14,568,000
                                                 __________          __________
                                                 89,441,000          85,179,000
    Less accumulated depreciation                52,059,000          45,342,000
                                                 __________          __________
                                                 37,382,000          39,837,000
                                                 __________          __________
                                               $264,970,000        $229,718,000
                                                ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                           $ 28,148,000        $ 20,671,000
    Accrued expenses                             35,748,000          26,967,000
    Income tax payable                            9,391,000                -
                                                 __________          __________
         Total current liabilities               73,287,000          47,638,000

DEFERRED INCOME TAXES                             4,706,000           4,575,000
COMMITMENTS AND CONTINGENCIES                            -                   -
SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,050,000 shares authorized; none issued           -                   -
    Preferred stock - Series A Junior
      Participating, par value $1.00;
      450,000 shares authorized; none issued             -                   -
    Common stock, par value $.01; 37,440,000
      shares authorized; shares issued and
      outstanding, 20,047,289 at September 30,
      1998; 20,857,909 at March 31, 1998            200,000             209,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                                76,000              76,000
    Additional paid-in capital                    1,634,000           9,356,000
    Retained earnings                           185,067,000         167,864,000
                                                __________          ___________
                                                186,977,000         177,505,000
                                                __________          ___________
                                               $264,970,000        $229,718,000
                                                ===========         ===========
  The accompanying notes are an integral part of these statements.



                     Arctic Cat Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (unaudited)







                                 Three Months                 Six Months
                              Ended September 30,         Ended September 30,
                         __________________________      _____________________
                            1998            1997          1998          1997
                           ______          ______        ______        ______

Net sales              $193,382,000   $196,846,000   $282,033,000 $282,313,000

Cost of goods sold      140,118,000    141,531,000    206,818,000  205,606,000
                        ___________    ___________    ___________  ___________
Gross profit             53,264,000     55,315,000     75,215,000   76,707,000

Selling, general and
 administrative expenses 24,189,000     24,683,000     44,168,000   45,057,000
                        ___________    ___________    ___________  ___________
Operating profit         29,075,000     30,632,000     31,047,000   31,650,000

Other income (expense)
 Interest income            442,000        238,000        867,000      619,000
 Interest expense                 -        (11,000)       (26,000)     (58,000)
                         __________    ___________    ___________   ___________
                            442,000        227,000        841,000      561,000

Earnings before
 income taxes            29,517,000     30,859,000     31,888,000   32,211,000

Income tax expense       10,478,000     10,955,000     11,320,000   11,435,000
                        ___________    ___________    ___________  ___________
Net earnings            $19,039,000    $19,904,000    $20,568,000  $20,776,000
                        ===========    ===========    ===========  ===========
Net earnings
 per share
 Basic                        $0.68          $0.68          $0.73        $0.71
                        ===========    ===========    ===========  ===========
 Diluted                      $0.68          $0.68          $0.73        $0.71
                        ===========    ===========    ===========  ===========

Weighted average
 shares outstanding
 Basic                   27,828,000     29,151,000     27,992,000   29,164,000
                        ===========    ===========    ===========  ===========
 Diluted                 27,861,000     29,249,000     28,030,000   29,258,000
                        ===========    ===========    ===========  ===========



The accompanying notes are an integral part of these statements.



                       Arctic Cat Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                 Six Months Ended September 30,
                                                 _____________________________

                                                     1998              1997
Cash flows from operating activities               ________          ________
  Net earnings                                   $20,568,000       $20,776,000
  Adjustments to reconcile net earnings
  to net cash provided by (used in)
   operating activities
    Depreciation                                   6,728,000         6,530,000
    Deferred income taxes                         (2,876,000)       (1,660,000)
    Changes in operating assets
     and liabilities:
    Trading securities                            18,832,000        32,100,000
    Accounts receivable                          (49,964,000)      (67,791,000)
    Inventories                                   (2,974,000)      (10,806,000)
    Prepaid expenses                                 710,000           368,000
    Accounts payable                               7,477,000        16,100,000
    Accrued expenses                               8,781,000         3,491,000
    Income taxes                                  11,502,000        15,947,000
      Net cash provided by (used in)              __________        __________
       operating activities                       18,784,000        15,055,000

Cash flows from investing activities
  Additions to property, plant and
   equipment                                      (4,273,000)       (6,709,000)
  Sales and maturities of available-for-sale
   securities                                        765,000         1,033,000
  Purchases of available-for-sale
   securities                                       (248,000)       (1,317,000)
      Net cash provided by (used in)              __________        __________
       investing activities                       (3,756,000)       (6,993,000)

Cash flows from financing activities
  Dividends paid                                  (3,365,000)       (3,500,000)
  Proceeds from issuance of common stock                   -         1,385,000
  Repurchase of common stock                      (7,731,000)       (2,266,000)
      Net cash used in                            __________        __________
           financing activities                  (11,096,000)       (4,381,000)
                                                  __________        __________
Net increase (decrease) in cash and
  equivalents                                      3,932,000         3,681,000

Cash and equivalents at the beginning
  of period                                       24,764,000         5,540,000
                                                  __________        __________
Cash and equivalents at the end of
  period                                         $28,696,000       $ 9,221,000
                                                  ==========        ==========
Supplemental disclosure of cash payments
  for income taxes                                $4,293,000        $  148,000



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

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three and six month periods ended September 30, 1998 and 1997 and cash flows for the six month periods ended September 30, 1998 and 1997. Results of operations for the interim periods are not necessarily indicative of results for the full year.

        Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

NOTE B--NET EARNINGS PER SHARE

        The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 1,342,692 and 553,192 shares of common stock with weighted average exercise prices of $11.71 and $13.67 were outstanding during the three months ended September 30, 1998 and 1997 and options to purchase 1,248,567 and 836,817 shares of common stock with weighted average exercises prices of $11.89 and $12.62 were outstanding during the six months ended September 30, 1998 and 1997, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

NOTE C--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                    September 30,    March 31,
                                                        1998           1998
                                                    ___________      __________

        Trading securities                         $  1,988,000     $20,820,000
        Available-for-sale debt securities           12,444,000      12,961,000
                                                    ___________      __________
                                                    $14,432,000     $33,781,000
                                                    ===========      ==========
NOTE D--INVENTORIES

        Inventories consist of the following:

                                                    September 30,    March 31,
                                                       1998            1998
                                                    ___________      __________

        Raw materials and sub-assemblies            $25,521,000     $30,154,000
        Finished goods                               33,324,000      31,756,000
        Parts, garments and accessories              32,278,000      26,239,000
                                                    ___________      __________
                                                    $91,123,000     $88,149,000
                                                    ===========      ==========

NOTE E--OTHER MATTERS

        Dividend Declaration

        On October 29, 1998, the Company announced that its Board of Directors had declared a regular quarterly cash dividend of $0.06 per share, payable on December 2, 1998 to shareholders of record on November 17, 1998.

        Share Repurchase

        During fiscal 1996, the Company's Board of Directors authorized the repurchase of 1,500,000 shares of common stock. During March of 1998, the Company's Board of Directors authorized the repurchase of an additional 1,500,000 shares of common stock. Since the inception of the share repurchase programs, through October 16, 1998, the Company has invested $22,771,128 to repurchase and cancel 2,368,500 shares.

NOTE F--RECLASSIFICATIONS

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

Results of Operations

        THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1997.

        Net sales for the second quarter decreased 1.8% to $193,382,000 from $196,846,000 for the same quarter in fiscal 1998. As anticipated, this decrease was primarily due to a 14.1% decrease in snowmobile unit volume based on moderately lower orders from dealers and a 15.2% decrease in parts, garments and accessory sales due to a higher percentage of preseason orders being shipped in the first quarter of fiscal 1999 as compared to fiscal 1998. As planned, these decreases were offset by a 70.9% ATV unit volume increase as the Company's ATV sales continue to grow and represent a higher portion of our overall sales. Year-to-date sales were relatively flat with sales of $282,033,000 compared to $282,313,000 for the same period last year. Year-to-date snowmobile unit volume decreased 13.1%, PWC unit volume decreased 59.7% as again this season, a higher percentage of the summer season's build was shipped prior to the start of the fiscal year. Year-to-date ATV unit volume increased 38.7% and parts, garments and accessories sales decreased 10.0%.

        Gross profits decreased 3.7% to $53,264,000 from $55,315,000 for the same quarter in fiscal 1998. As a percent, gross profits for the quarter decreased to 27.5% as compared to 28.1% for the same period last year. Year-to-date gross profit percentage was 26.7% compared to 27.2% for the same period last year. The quarterly and year-to-date gross profit percentage decline was primarily due to decreased sales of higher margin snowmobiles and parts, garments and accessories and increased sales of ATVs which yield a lower margin.

        Operating expenses for the quarter decreased 2.0% to $24,189,000 from $24,683,000 compared to the same quarter in fiscal 1998. As a percent of net sales, operating expenses for the quarter remained flat at 12.5%. Year-to-date operating expenses decreased 2.0% to $44,168,000 as compared to $45,057,000 for the same period last year. The quarterly and year-to-date decrease is mainly due to decreased PWC marketing expenses which were offset by increased ATV marketing expenses related to higher sales levels.

        Net earnings for the second quarter of fiscal 1999 were $19,039,000, or $0.68 per share, as compared to net earnings of $19,904,000, or $0.68 per share, for the second quarter of fiscal 1998. Year-to-date net earnings were $20,568,000, or $0.73 per share, as compared to net earnings of $20,776,000, or $0.71 per share, for the same period last year.

Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Cash and short-term investments were $43,128,000 at September 30, 1998. The Company's cash balances traditionally peak early in the fourth quarter and decrease as working capital requirements increase when the Company's snowmobile production cycle begins. The Company's investment objectives are first, safety of principal and second, rate of return.

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

Year 2000

        The Company continues to assess and address the impact of the Year 2000 issue on its business. This issue affects computer systems that have date-sensitive programs that may not properly recognize the year 2000. The Company uses software and related technologies throughout its business. The Company has completed its assessment of the information systems (IS) used in its internal business operations, its procurement and production processes. In addition, the Company is beginning its assessments of the Year 2000 readiness of its non-IS systems, as well as supplier and customer readiness.

        The Company's Year 2000 initiative is being managed by a team of internal staff with the assistance of outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's business operations and that transactions with suppliers, financial institutions and customers are fully supported. The Company is under way with these efforts, which are scheduled to be completed during the Summer of 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company's results of operation and financial condition. The most reasonably likely effects of non-Year 2000 compliance by third parties includes the disruption or inaccuracy of data and business disruption caused by failure of suppliers to provide key component parts.

        The cost of the Year 2000 initiatives is estimated at less than $500,000 and will be funded out of current operations and expensed in fiscal 1999. At the present time there are no contingency plans being developed in the event of a worst case scenario. If it becomes apparent during the Summer of 1999 that essential internal and third party systems relied on by the Company will not be Year 2000 compliant prior to the end of 1999, the Company will develop contingency plans. Factors that could influence the amount and timing of costs include the success of the Company in identifying systems and programs that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected programs or systems, and the availability, cost and magnitude of related labor and consulting costs.

Forward Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This 10-Q contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix and volume; competitive pressure on sales and pricing; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines from Suzuki; warranty expenses; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of insured amounts; environmental and product safety regulatory activity; effects of the weather; overall economic conditions; consumer demand and confidence; and inability to successfully address year 2000 computer system issues. Further information concerning the Company and its business, including factors that potentially could materially affect the Company's financial results, is contained in the Company's other filings with the Securities and Exchange Commission.

                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
________________________________________

        (a)     Exhibits
                27.1 financial data schedule

        (b) There were no reports on Form 8-K filed during the Quarter ended September 30, 1998.












                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ARCTIC CAT INC.


Date: November 11, 1998                    By s/Christopher A. Twomey
      __________________                   _________________________
                                            Christopher A. Twomey
                                            Chief Executive Officer


Date: November 11, 1998                    By s/Timothy C. Delmore
      __________________                   _________________________
                                            Timothy C. Delmore
                                            Chief Financial Officer