Form 10-Q
period 1998-12-31
ARCTIC CAT INC
filed 1999-02-16
CIK 719866

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended December 31, 1998 or

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

                        Yes   X     No

At February 11, 1999, 19,643,275 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.













                        Part I - Financial Information
                       Arctic Cat Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                (unaudited)
                                                December 31,         March 31,
ASSETS                                             1998                1998
CURRENT ASSETS
    Cash and equivalents                       $ 50,061,000        $ 24,764,000
    Short-term investments                       32,231,000          33,781,000
    Accounts receivable, less allowances         40,875,000          30,217,000
    Inventories                                  77,990,000          88,149,000
    Prepaid expenses                                725,000           1,771,000
    Income tax receivable                              -              2,111,000
    Deferred income taxes                        12,381,000           9,088,000
                                                ___________         ___________
         Total current assets                   214,263,000         189,881,000

PROPERTY, PLANT AND EQUIPMENT - at cost
    Machinery, equipment and tooling             76,217,000          70,611,000
    Land, buildings and improvements             15,517,000          14,568,000
                                                 __________          __________
                                                 91,734,000          85,179,000
    Less accumulated depreciation                55,246,000          45,342,000
                                                 __________          __________
                                                 36,488,000          39,837,000
                                                 __________          __________
                                               $250,751,000        $229,718,000
                                                ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                           $ 10,621,000        $ 20,671,000
    Accrued expenses                             39,941,000          26,967,000
    Income tax payable                            8,814,000                -
                                                 __________          __________
         Total current liabilities               59,376,000          47,638,000

DEFERRED INCOME TAXES                             4,794,000           4,575,000
COMMITMENTS AND CONTINGENCIES                            -                   -
SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,050,000 shares authorized; none issued           -                   -
    Preferred stock - Series A Junior
      Participating, par value $1.00;
      450,000 shares authorized; none issued             -                   -
    Common stock, par value $.01; 37,440,000
      shares authorized; shares issued and
      outstanding, 19,712,275 at December 31,
      1998; 20,857,909 at March 31, 1998            197,000             209,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                                76,000              76,000
    Additional paid-in capital                            -           9,356,000
    Retained earnings                           186,308,000         167,864,000
                                                ___________         ___________
                                                186,581,000         177,505,000
                                                ___________         ___________
                                               $250,751,000        $229,718,000
                                                ===========         ===========
  The accompanying notes are an integral part of these statements.





                     Arctic Cat Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (unaudited)





                               Three Months                 Nine Months
                            Ended December 31,           Ended December 31,
                       __________________________     ______________________

                           1998            1997         1998           1997
                          ______          ______       ______         ______

Net sales               $109,750,000  $139,808,000  $391,783,000  $422,121,000

Cost of goods sold        78,227,000    98,752,000   285,045,000   304,358,000
                         ___________   ___________   ___________   ___________
Gross profit              31,523,000    41,056,000   106,738,000   117,763,000

Selling, general and
 administrative expenses  25,781,000    31,941,000    69,949,000    76,998,000
                         ___________   ___________   ___________   ___________
Operating profit           5,742,000     9,115,000    36,789,000    40,765,000

Other income (expense)
 Interest income             892,000       488,000     1,759,000     1,107,000
 Interest expense             (1,000)       (1,000)      (27,000)      (59,000)
                         ___________   ___________   ___________   ___________
                             891,000       487,000     1,732,000     1,048,000
Earnings before
 income taxes              6,633,000     9,602,000    38,521,000    41,813,000

Income tax expense         2,355,000     3,409,000    13,675,000    14,844,000
                         ___________   ___________   ___________   ___________
Net earnings             $ 4,278,000   $ 6,193,000   $24,846,000   $26,969,000
                         ===========   ===========   ===========   ===========
Net earnings per share
 Basic                      $0.16         $0.21         $0.89         $0.93
                         ===========   ===========   ===========   ===========
 Diluted                    $0.16         $0.21         $0.89         $0.92
                         ===========   ===========   ===========   ===========

Weighted average
 shares outstanding
 Basic                    27,480,000    28,974,000    27,822,000    29,101,000
                         ===========   ===========   ===========   ===========
 Diluted                  27,515,000    29,071,000    27,858,000    29,193,000
                         ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these statements.





                      Arctic Cat Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                 Nine Months Ended December 31,
                                                 _____________________________

                                                      1998             1997
Cash flows from operating activities                ________         ________
  Net earnings                                    $24,846,000      $26,969,000
  Adjustments to reconcile net earnings
   to net cash provided by (used in)
   operating activities
    Depreciation                                    9,905,000        9,832,000
    Deferred income taxes                          (3,074,000)      (4,308,000)
    Changes in operating assets
     and liabilities:
     Trading securities                             1,013,000        8,575,000
     Accounts receivable                          (10,658,000)     (20,229,000)
     Inventories                                   10,159,000        4,726,000
     Prepaid expenses                               1,046,000          583,000
     Accounts payable                             (10,050,000)      (8,865,000)
     Accrued expenses                              12,974,000       10,828,000
     Income taxes                                  10,925,000       10,335,000
      Net cash provided by (used in)               __________       __________
       operating activities                        47,086,000       38,446,000

Cash flows from investing activities
  Additions to property, plant and
   equipment                                       (6,556,000)     ( 9,806,000)
  Sales and maturities of available-for-sale
  securities                                          785,000        1,052,000
  Purchases of available-for-sale
   securities                                        (248,000)      (1,318,000)
      Net cash provided by (used in)               __________       __________
       investing activities                       ( 6,019,000)     (10,072,000)

Cash flows from financing activities
  Dividends paid                                   (5,016,000)      (5,249,000)
  Proceeds from issuance of common stock                    -          827,000
  Repurchase of common stock                      (10,754,000)      (4,531,000)
      Net cash used in                             __________       __________
        financing activities                      (15,770,000)      (8,953,000)
                                                   __________       __________
Net increase (decrease) in cash and
  equivalents                                      25,297,000       19,421,000

Cash and equivalents at the beginning
  of period                                        24,764,000        5,540,000
                                                   __________       __________
Cash and equivalents at the end of
  period                                          $50,061,000      $24,961,000
                                                   ==========       ==========
Supplemental disclosure of cash payments
  for income taxes                                $ 7,424,000      $12,655,000



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

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1998, the results of operations for the three and nine month periods ended December 31, 1998 and 1997 and cash flows for the nine month periods ended December 31, 1998 and 1997. Results of operations for the interim periods are not necessarily indicative of results for the full year.

        Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

NOTE B--NET EARNINGS PER SHARE

        The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 1,342,692 and 553,192 shares of common stock with weighted average exercise prices of $11.71 and $13.67 were outstanding during the three months ended December 31, 1998 and 1997 and options to purchase 1,279,942 and 742,275 shares of common stock with weighted average exercises prices of $11.84 and $13.15 were outstanding during the nine months ended December 31, 1998 and 1997 all of which were excluded from the computation of common share equivalents because they were anti-dilutive.


NOTE C--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                    December 31,     March 31,
                                                        1998            1998
                                                    ___________      __________

        Trading securities                          $19,807,000     $20,820,000
        Available-for-sale debt securities           12,424,000      12,961,000
                                                    ___________      __________
                                                    $32,231,000     $33,781,000
                                                    ===========      ==========
NOTE D--INVENTORIES

        Inventories consist of the following:

                                                    December 31,     March 31,
                                                       1998             1998
                                                    ___________      __________

        Raw materials and sub-assemblies            $18,003,000     $30,154,000
        Finished goods                               30,348,000      31,756,000
        Parts, garments and accessories              29,639,000      26,239,000
                                                    ___________      __________
                                                    $77,990,000     $88,149,000
                                                    ===========      ==========

NOTE E--OTHER MATTERS

        Dividend Declaration

        On January 27, 1999, the Company announced that its Board of Directors had declared a regular quarterly cash dividend of $0.06 per share, payable on March 2, 1999 to shareholders of record on February 17, 1999.

        Share Repurchase

        During fiscal 1996, the Company's Board of Directors authorized the repurchase of 1,500,000 shares of common stock. During March of 1998, the Company's Board of Directors authorized the repurchase of an additional 1,500,000 shares of common stock. Since the inception of the share repurchase programs, through January 27, 1999, the Company has invested $25,876,648 to repurchase and cancel 2,668,014 shares.


NOTE F--RECLASSIFICATIONS

        Certain Fiscal 1998 amounts have been reclassified to conform to the Fiscal 1999 presentation.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

        Arctic Cat Inc. and Subsidiaries (the "Company") design, engineer, manufacture and market snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, and personal watercraft (PWC) under the Tigershark brand name, as well as related parts, garments and accessories principally through their facilities in Thief River Falls, Minnesota. The Company markets its products through a network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for more than 30 years and is among the most widely recognized and respected names in the snowmobile industry. The Company trades on the Nasdaq Stock Market under the symbol ACAT.

Results of Operations

        THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1997.

        Net sales were lower than the third quarter last year because of the previously announced planned decrease in snowmobile shipments resulting from moderately lower orders from dealers. During the quarter snowmobile unit volume decreased 16.2%, and PWC unit volume decreased 69.4% compared to the same quarter last year. PWC shipments were down mainly as a result of lower dealer orders for the 1999 summer season. ATV unit volume for the quarter was down 4.5% as planned due to the timing of shipments. Parts, garments and accessory sales for the quarter were $20,981,000 compared to $22,269,000 for the same quarter last year. Year-to-date sales decreased 7.2% to $391,783,000 from $422,121,000 for the same period last year. This was due to a 14.1% snowmobile unit volume decrease and a 63.8% PWC unit volume decrease due to the reasons stated above and a 26.7% ATV unit volume increase as the Company continues to expand its market penetration.

        Gross profits decreased 23.2% to $31,523,000 from $41,056,000 for the same quarter of fiscal 1998. The gross profit percentage for the quarter decreased to 28.7% from 29.4% for the same period last year mainly due to a change in the model mix and the negative fluctuation between the US dollar and the Canadian dollar. Mitigating this decrease was the positive fluctuation between the U.S. dollar and the Japanese yen. As a percent of net sales, year-to-date gross profit percentages decreased to 27.2% from 27.9%. This decrease is primarily due to decreased sales of higher margin snowmobiles and parts, garments and accessories and increased sales of ATVs which yield a lower margin.

        Operating expenses for the quarter decreased 19.3% due to decreased snowmobile and PWC marketing expenses. These were offset by increased ATV marketing expenses related to increased sales. Year-to-date operating expenses decreased 9.8% to $69,949,000 from $76,998,000 in fiscal 1998 due to lower PWC marketing expenses and decreased expenses in various departments which were offset by increased ATV marketing expenses.

        Net earnings for the third quarter of fiscal 1999 were $4,278,000, or $0.16 per share on a diluted basis, as compared to net earnings of $6,193,000, or $0.21 per share on a diluted basis, for the third quarter of fiscal 1998. Year-to-date net earnings were $24,846,000, or $0.89 per share on a diluted basis, as compared to net earnings of $26,969,000, or $0.92 per diluted share, for the same period last year.


Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter result in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the
cycle.   Cash and short-term investments were $82,292,000 at December 31, 1998.
The Company's cash balances traditionally peak early in the fourth quarter and decrease as working capital requirements increase when the Company's snowmobile production cycle begins. The Company's investment objectives are first, safety of principal and second, rate of return.

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

Year 2000

        The Company continues to assess and address the impact of the Year 2000 issue on its business. This issue affects computer systems that have date-sensitive programs that may not properly recognize the year 2000. The Company uses software and related technologies throughout its business. The Company has completed its assessment of the information systems (IS) used in its internal business operations, and its procurement and production processes. In addition, the Company is beginning its assessments of the Year 2000 readiness of its non-IS systems, as well as supplier and customer readiness.

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


                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Report on Form 8-K
________________________________________

(a)  Exhibits
        27.1 financial data schedule

(b) There are no reports on Form 8-K filed during the Quarter ended December 31, 1998.


















                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ARCTIC CAT INC.


Date: February 11, 1999                    By s/Christopher A. Twomey
      __________________                   _________________________
                                             Christopher A. Twomey
                                            Chief Executive Officer


Date: February 11, 1999                    By s/Timothy C. Delmore
      __________________                   _________________________
                                             Timothy C. Delmore
                                           Chief Financial Officer