Form 10-K
period 1999-03-31
ARCTIC CAT INC
filed 1999-06-28
CIK 719866

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1999 or

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

                            Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 16, 1999 (based on the closing sale price of the Common Stock on such date) was approximately $159,526,608.

At June 16, 1999, 18,362,775 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held on August 5, 1999 is incorporated by reference into Part III of this Form 10-K.




                                PART I

Item 1.Business

     Arctic Cat Inc. (the "Company"), based in Thief River Falls, Minnesota, operates in a single industry segment which designs, engineers , manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, and personal watercraft (PWC) under the Tigershark brand name, as well as related parts, garments and accessories. The Company markets its products through a network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for more than 30 years and is among the most widely recognized and respected names in the snowmobile industry. The Company trades on the Nasdaq National Market under the symbol ACAT.

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

     Snowmobile sales to retail customers in North America were approximately 207,000 units for the 1999 model year. The Company believes these sales were due, in part, to a number of factors such as an expanded system of public and private snowmobile trails, a rapidly growing market among the "baby boomer" generation, product innovations that have improved ride, performance and handling, organized snowmobile clubs which promote the sport and ongoing snowmobile replacement. Since 1971, approximately 5,707,000 snowmobiles have been sold in North America, and the Company estimates that over 85 percent of current industry sales are to retail customers who own, or previously owned, a snowmobile.

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

     Personal Watercraft (PWC). The PWC and the related industry evolved from the one person stand-up craft that was developed in the mid 1960's to the two and three person sit-down models that are most popular today. PWC are up to twelve and one half feet in length and are propelled by jet pumps. They are ridden for leisure on lakes, rivers, oceans and major waterways. In 1998,
U. S. retail sales were approximately 129,000 units. The most rapidly growing segment of personal watercraft models are the 3-person models, comprising 51% of the market. They are designed to accommodate a driver and up to two passengers and can pull skiers or water toys. The two-person watercraft and one-person watercraft comprise approximately 47.5 percent and 1.5 percent of the market, respectively. Major competitors in the industry include Yamaha, Bombardier (Sea-Doo), Polaris and Kawasaki.

     All-Terrain Vehicles (ATVs). The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. ATVs are generally one person vehicles used for a variety of off-road uses. The most popular ATV use is general recreation, followed by hunting/fishing, farm/ranch use, hauling/towing, transportation, and commercial uses. From 1970 to 1986, the number of three and four-wheel ATVs sold in the United States continued to grow until peaking in 1986 with approximately 535,000 units sold during that calendar year. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 151,000 units. Since 1992, sales have gradually climbed until reaching approximately 432,000 units in 1998. Major competitors in the industry include Honda, Yamaha, Kawasaki, Polaris and Suzuki.

Products

     Snowmobiles. The Company produces a full line of snowmobiles, currently consisting of 32 models, marketed under the Arctic Cat brand name, and designed to satisfy various market niches. The 1999 Arctic Cat models carry suggested U.S. retail prices ranging from $3,599 to $9,999, excluding a children's model which is sold at a suggested U.S. retail price of $1,349. Arctic Cat snowmobiles are sold in the United States, Canada, Scandinavia and other international markets.

     The Company's 2000 year snowmobile models are categorized as High Performance, Trail Performance, Powder, Luxury Touring, Family Trail, Family Touring and Sport Utility. The Company markets: High Performance Arctic Cat snowmobiles under the names Thundercat, ZRT, and ZR; Trail Performance Arctic Cat snowmobiles under the name ZL; Powder snowmobiles under the names Powder Special and Thundercat Mountain Cat; Luxury Touring models under the names Triple Touring and Pantera; Family Trail snowmobiles under the name Z; Family Touring snowmobiles under the name Panther; and Sport Utility models under the name Bearcat. In addition, to encourage family involvement in snowmobiling, the Company offers two snowmobiles designed especially for small children, marketed under the Z120 and Kitty Cat name.

     The Company believes the Arctic Cat brand name enjoys a premier image among snowmobile enthusiasts and that its snowmobiles have a long-standing reputation for quality, performance, style, comfort, ride and handling.
Arctic Cat snowmobiles offer a wide range of standard and optional features which enhance the operation, riding comfort and performance. Such features include hydraulic disc brakes and a technologically advanced front suspension. Arctic Cat is the only company in the industry that offers an electronic fuel injection (EFI) system on its snowmobiles. In 1999, the Company developed a new corporate brand "ACT"(TM) (Arctic Cat Technology) in order to recognize and leverage its industry-leading technology and engineering. The above named features as well as other future exclusive Arctic Cat innovations will carry this new ACT brand. Additional features on certain models include electronic engine gauges and indicator lights, electric starters, handlebar and thumb warmers, reverse gears, 2-up seats, mirrors, custom windshields, hitches and luggage racks as well as other features. These features may also be purchased separately from independent Arctic Cat dealers as accessories.

     Arctic Cat's on-going commitment to both high performance and its retail customers has led the Company in a series of "firsts". In 1988, the Company and Suzuki introduced a new line of compact, lightweight, liquid-cooled twin cylinder engines. In 1990, the Prowler was the first snowmobile to offer a new double-wishbone suspension. With its high performance 1991 Wildcat model, the Company became the first in the industry to offer a 700cc electronic fuel injection engine. In 1992, the Arctic FasTrack, extra-long travel rear suspension was introduced on several high performance models. In 1993, the Company became the first to offer a 900cc, 3 cylinder snowmobile, called the Thundercat. In 1997, Arctic Cat offered the first batteryless EFI system. Arctic Cat believes that its leadership in innovation, technology, style and performance has been demonstrated by its models being voted "Snowmobile of the Year" by various snowmobile media with respect to the EL Tigre 6000 in 1984, the Wildcat 650 in 1988, the Prowler in 1990, the EXT Special in 1991, the
ZR 440 in 1994, the Powder Special EFI and the ZR 600 EFI in 1998. In 1999, the ZR 500 EFI received the "Best in Class" award and the Powder Special 500 EFI received "Sport Mountain Sled of the Year".

     Arctic Cat believes that it has been able to grow in the worldwide snowmobile retail sales due to its emphasis on new product development.
A new model has been introduced by the Company nearly each year since its formation, and in recent years new models have been among the Company's best sellers. In the 1999 model year, approximately 85 percent of the Company's snowmobile sales were from models or model variations not available three years earlier.

     Personal Watercraft (PWC). Similar to Arctic Cat snowmobiles, Tigershark PWC are a blend of performance, durability and style, with attention to comfort and economy. In fiscal 1999, the Company offered seven models to cover major market segments in the current PWC market ranging in U.S. retail price from $4,899 to $8,299. For the High Performance market, the Company offers the TS 770 R and TS 1100 R, two-passenger models designed for superior performance and optimum power. Three Family Touring models are available, including the TS 770 L, TS 900 L and TS 1100 Li, three-passenger models designed for ample power and handling with the capacity to tow skiers or water toys. For the Economy market the Company offers the TS 640 and TS 770 both two-passenger models built for exceptional quality and stability.

     The Company believes Tigersharks have been well received in the market and continues to maintain its reputation for a dry, stable ride. Watercraft World has, on numerous occasions, recognized the Tigershark by selecting the 1993 Tigershark and the 1994 and 1995 Montego Deluxe as the "Best Buy" in the Recreational Runabout category and by naming the Daytona 770 as the "Editors Choice Award" in 1996. During fiscal 1998, the Tigershark was named "Official Personal Rescue Craft" of the American Power Boat Association Rescue Teams. During 1999, the TS 1100 Li was named "Innovation of the Year" by WaterWorld.

     All-Terrain Vehicles (ATVs). In December 1995, the Company introduced its first ATV, the Bearcat 454 4X4, which provided many industry-leading features such as exclusive rocker-shifter, full floor boards, and a 50-inch wheelbase. Since that time, the Arctic Cat ATV line has grown to include six models: the Arctic Cat 500 4x4, Arctic Cat 400 4x4, Arctic Cat 400 2x4, Arctic Cat 300 4x4, Arctic Cat 300 2x4, and Arctic Cat 250 2x4. These heavy duty models feature aspects ensuring ease of handling and agility over rough terrain. Features like independent front suspensions, hydraulic disc brakes, hi-low range and a plentiful 4.25 gallon fuel tank, all make Arctic Cat ATVs consumer friendly.
The 1999 Arctic Cat ATV models carry suggested U.S. retail prices ranging from $4,399 to $6,449.

     Arctic Cat believes its ATVs are renown for their power and durability and are well received within the market. For model year 1998, the Arctic Cat 300 was named "Editors Choice" by Sports Afield and "Best In Class" by ATV Magazine. For model year 1999, ATV Magazine named the 300 4x4 as "Best in Class" and the 500 4x4 as the Editors Pick for "Best-for-Work" machine.

     Parts, Garments and Accessories. The Company is the exclusive provider of genuine Arctic Cat snowmobile, ATV and Tigershark, parts, garments and accessories. Included are replacement parts for Arctic Cat snowmobiles, items to upgrade a snowmobile such as an electric start kit, a reverse gear kit and a two-speed transmission kit, as well as accessories such as mirrors, windshields, luggage racks, backrests, two-person seats, saddlebags, bumpers, gauges, tail light protectors and snowmobile covers. Other items include maintenance supplies such as oil and fuel additives, clutch and carburetor parts, track studs and carbide runners, shocks and springs, accessory fuel tanks, vinyl protectant, touch-up paint, hood and windshield cleaners, windshield defogger and engine storage preservers. Tigershark parts and accessories include impellers, grates, bilge pumps, batteries, covers, mirrors, oil and beach dollies. Arctic Cat ATV parts and accessories include winch kits, plow kits, portable lights, utility bags as well as maintenance supplies such as brake fluid, fuel de-icer, anti-freeze, and fuel stabilizers. The Company also sells generators under the "Arctic Cat" label.

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

     The Company and Suzuki have enjoyed an excellent relationship since the Company's inception. Suzuki purchased approximately 31% of the Company's then outstanding capital stock in July 1988, prior to the Company's initial public offering, and is currently the Company's largest shareholder with approximately 29% of the Company's outstanding capital stock. If Suzuki were ever to cease supplying engines to the Company, such an interruption could materially and adversely affect production. The Company believes it could take up to two model years for a new engine supplier to be in a position to manufacture the Company's specially designed engines.

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

     Most sales of snowmobiles to retail customers begin in the early fall and continue during the winter. Orders by dealers and distributors for each year's production are placed in the spring following a series of dealer and distributor meetings. Snowmobiles are build-to-order commencing in the spring and continuing through late autumn or early winter. Since its inception, the Company has experienced a low level of snowmobile order cancellations. Approximately 30% to 40% of the Company's snowmobiles have historically been sold to retail customers prior to the end of October, long before the season's snow conditions are known.

     Sales of PWC to retail customers generally begin in the spring and continue during the summer. Orders by dealers and distributors for the Company's model line are placed in the fall, following dealer and distributor meetings. The PWC are then built to order commencing in the fall and continuing through the early spring.

     Retail sales of ATVs occur throughout the year with seasonal highs occurring in the spring and fall. As with the snowmobiles and PWC, the Company produces ATV units on a build-to-order basis. The Company builds ATVs throughout the year to coincide with dealer and consumer demands.

    The Company is committed to an ongoing engineering program dedicated to innovation and to continued improvements in the quality and performance of its products as well as product diversification. The Company currently employs 138 individuals in the design and development of new and existing products, with an additional 41 individuals directly involved in the testing of snowmobiles, PWC, and ATVs in normal and extraordinary conditions at the Company's test track.
In addition, snowmobiles, PWC, and ATVs are tested in conditions and locations similar to those in which they are used. The Company uses computer-aided design and manufacturing systems to shorten the time between initial concept and final production. For 1997, 1998 and 1999, the Company spent approximately $9,911,000, $10,273,000 and $9,545,000, or 2.1%, 2.0% and 2.0%, of net sales for the year, on engineering, research and development, all of which was Company sponsored. In addition, utilizing their particular expertise, the Company's vendors regularly test and apply new technologies to the design and production of component parts.

Sales and Marketing

     The Company's products are currently sold through an extensive network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia and other international markets. See Note K of Notes to Consolidated Financial Statements for discussion of international operations. To promote new dealerships and to service its existing dealer network, the Company also employs sales representatives throughout the United States and Canada to represent its products.

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

     The Company utilizes exclusive distributors outside the contiguous 48 United States and Canada to take advantage of their knowledge and experience in their respective markets and to increase market penetration of its products. Each distributor is subject to a distribution agreement which stipulates an exclusive territory for a term ranging from one to three years with specified minimum sales and service requirements for their territory. In fiscal 1997, the Company began marketing its complete product lines to Canadian dealers. The Company believes that marketing directly through dealers brings the Company closer to its Canadian customers, which enables improved service and more competitive prices on snowmobiles, PWC, ATVs and parts, garments and accessories. Canadian sales are made in Canadian dollars, a major portion of which is financed through certain Canadian financial institutions. Sales outside North America are made in U.S. dollars and most are supported by irrevocable letters of credit.

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

     The Company warrants its snowmobiles, PWC, and ATVs under a limited warranty against defects in materials and workmanship for a period ranging from six months to one year from the date of retail sale or for a period of 90 days from the date of commercial or rental use. Repairs or replacements under warranty are administered through the Company's dealers and distributors.

     Since 1985, the Company has entered into an annual arrangement with certain financial institutions to provide floor plan financing for the Company's North American dealers. These agreements improve the Company's liquidity by financing dealer purchases of products without requiring substantial use of the Company's working capital. The Company is paid by the floorplan companies shortly after shipment and as part of its marketing programs the Company pays the floorplan financing of its dealers for certain set time periods depending on the size of a dealer's order. The financing agreements require repurchase of repossessed new and unused units and sets limits upon the Company's potential liability for annual repurchases. The aggregate potential liability was approximately $11,355,000 at March 31, 1999. No material losses have been incurred by the Company under these agreements, which are terminable by either party upon 30 days notice. The Company has also guaranteed approximately 50% of the amounts financed by its dealers with one of the finance companies. At March 31, 1999, the Company's maximum level of exposure under this guarantee is approximately $72,214,000. No material losses have been incurred by the Company under this agreement.

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

     California has recently enacted legislation setting emission standards for ATVs and the federal government has finalized legislation setting emission standards for a number of vehicles including PWC. Currently, the Company's ATVs meet the emission standard requirements in California. The federal government has also enacted legislation mandating emission standards for PWC beginning in 1999 with annual reductions in the emission standards through the year 2006. The Company's 1999 and future models are being engineered and tested to meet these emission standards. The Company has signed an agreement with Outboard Marine Corporation (OMC) to supply it's FICHT(TM) Fuel Injection system in order to ensure compliance with these emission standards for the 1999 model year and beyond. The Company is unable to predict the impact this enacted or any future legislation will have on the Company. Additionally, some states may pass legislation and local ordinances which restrict the use of PWC to specified hours and locations. The Company is unable to predict the outcome of such actions or the possible effect on its PWC business. The Company supports balanced and appropriate programs that educate the customer on safe use of its products and that protects the environment. Although currently the snowmobile industry is not regulated by any federal or state legislation (see discussion below), the Environmental Protection Agency (EPA) has initiated the regulations process to regulate snowmobile engines. A final ruling is expected no earlier than September of 2001 affecting the 2003 or 2004 model years.

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

     Certain materials used in snowmobile, PWC, and ATV manufacturing that are toxic, flammable, corrosive or reactive are classified by the federal and state governments as "hazardous materials." Control of these substances is regulated by the EPA and various state pollution control agencies, which require reports and inspection of facilities to monitor compliance. The Company's cost of compliance with environmental regulations has not been, and is not expected to be, material. The Company's manufacturing facilities are subject to the regulations promulgated by, and may be inspected by, the Occupational Safety and Health Administration.

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

Employees

     During fiscal 1999, the Company had peak employment of approximately 1,685 employees including 250 salaried and 1,435 hourly and production personnel.
Due to the seasonal nature of sales and the Company's production schedules, prior to the introduction of the PWC and ATV, approximately 60% of hourly personnel worked only during the spring through the late fall production period. However, during the past five fiscal years, most employees remained employed throughout the year to produce the Tigershark PWC and Arctic Cat ATV. The Company's employees are not represented by a union or subject to a collective bargaining agreement. The Company has never experienced a strike or work stoppage and considers its relations with its employees to be excellent.

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

     The Company owns three separate parcels of undeveloped land adjacent to its Thief River Falls property totaling approximately 94.8 acres. This property is used by the Company in some of its testing activities and remains available for future expansion.

     The Company owns a 37,000 square foot building located in Madison, South Dakota, which is used to produce and/or paint hoods and other parts for the Company's Arctic Cat snowmobiles and PWC. The Company also owns a 220,000 square foot facility in Bucyrus, Ohio, to house its service parts, garments and accessories distribution operations. The Company believes the Bucyrus facility's proximity to central shipping hubs and close access to Canada provides decreased delivery times to the majority of its dealers.

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

     Product liability insurance is presently maintained by the Company on a "per occurrence" basis (with coverage being provided in respect of accidents which occurred during the policy year, regardless of when the related claim is made) in the amount of $10,000,000 in the aggregate, with a $1,000,000 self-insured retention. The Company believes such insurance is adequate.



Item 4.  Submission of Matters to a Vote of Security Holders

                              None

Item 4(A).  Executive Officers of Registrant

       Name                Age                 Position
      ______              _____               __________
William G. Ness            61       Chairman of the Board of Directors
Christopher A. Twomey      51       President and Chief Executive Officer
Mark E. Blackwell          46       Vice President--Marketing
Terry J. Blount            56       Vice President--Human Resources
Timothy C. Delmore         45       Chief Financial Officer and Secretary
Ronald G. Ray              50       Vice President--Manufacturing
Roger H. Skime             56       Vice President--Research & Development
Ole E. Tweet               52       Vice President--New Product Development

     Mr. Ness has been Chairman of the Board of Directors of the Company since its inception in 1983. He is also a director of Northern Woodwork (specialty furniture manufacturer), a director of Northern State Bank, and a board member of IBI (Itasca Bemidji Incorporated).

     Mr. Twomey has been President and Chief Executive Officer of the Company since January 1986 and a director since 1987. He has held various executive officer positions with the Company since 1983. Mr. Twomey is currently serving as a director of The Toro Company.

     Mr. Blackwell has been Vice President--Marketing since May of 1992 and has over 17 years of marketing experience in the recreational vehicle field. Previously he served for five years as Marketing Director for American Suzuki Motor Corporation, including responsibilities in the motorcycle and marine divisions.

     Mr. Blount has been Vice President--Human Resources since August of 1996. Mr. Blount has over 30 years of Human Resource experience in the manufacturing field. Prior to joining the Company, Mr. Blount worked as Vice President-Human Resources at Washington Scientific Industries since 1981.

     Mr. Delmore has been Chief Financial Officer of the Company since 1986 and has been Corporate Secretary of the Company since 1989. Mr. Delmore, a CPA with seven years of prior public accounting experience, joined the Company in 1985 as Controller.

     Mr. Ray has been Vice President-Manufacturing since April of 1992 and has over 29 years of manufacturing experience. Before joining Arctic Cat he served eight years as Vice President of Manufacturing for a Minnesota based company.

     Mr. Skime has been Vice President--Research and Development of the Company since its inception in 1983 and has been employed in the snowmobile industry for 38 years.

     Mr. Tweet has been Vice President of New Product Development and General Manager of the Marine Division since May 1992. Prior to that, he had been the Company's Vice President-Marketing since its inception in 1983 and has been employed in the snowmobile industry for 34 years.






                               PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is traded on the Nasdaq National Market under the Nasdaq symbol "ACAT". Quotations below represent the high and low closing sale prices as reported by Nasdaq. The Company's stock began trading on the Nasdaq National Market on June 26, 1990.

                                                    Years Ended
                                   --------------------------------------------
                                    March 31, 1999             March 31, 1998
                                    --------------             --------------
   Quarterly Prices                High         Low            High       Low
                                   ----         ----           ----      ----
   First Quarter                   $10.25       $ 8.69        $11.44    $  9.50
   Second Quarter                  $ 9.88       $ 8.50        $12.50    $  9.88
   Third Quarter                   $10.88       $ 8.38        $12.50    $  9.50
   Fourth Quarter                  $10.50       $ 7.69        $10.00    $  8.25

     As of June 4, 1999, the Company had approximately 679 stockholders of record, including the nominee of Depository Trust Company which held 15,777,407 shares of common stock.

     On March 2, 1992, the Company initiated a $0.0267 per share regular quarterly dividend. The quarterly dividend was increased to $0.0355 per share on March 2, 1993 and subsequently increased to $0.0467 per share on March 2, 1994. On February 2, 1995, the Company increased the quarterly dividend to $0.06 per share. All dividend information has been adjusted for stock-splits.









                    (This space intentionally left blank.)



















Item 6.    Selected Financial Data
Years Ended March 31,
(in thousands, except per share amounts)

                             1999      1998       1997      1996    1995
                             ____      ____       ____      ____    ____
Income Statement Data:
Net sales                  $480,348  $504,206   $468,595  $404,996 $367,144
Cost of goods sold          357,137   368,688    351,249   308,946  267,210
                           ________   ________  ________  ________ _________
Gross profit                123,211   135,518    117,346    96,050   99,934

Selling, general and
administrative expenses      90,280    97,840     83,282    72,473   50,939
                           ________   ________  ________  ________ ________
Operating profit             32,931    37,678     34,064    23,577   48,995

Interest income               2,933     1,837      1,798     2,228    2,383

Interest expense                (27)      (59)      (109)     -         (17)
                           ________   ________  ________  ________ _________

Earnings before income taxes 35,837    39,456     35,753    25,805   51,361

Income taxes                 12,722    14,007     12,692     9,159   17,976
                           ________   ________  ________  ________ _________

Net earnings                $23,115   $25,449   $ 23,061  $ 16,646 $ 33,385
                           --------   --------  --------  -------- ---------
                           --------   --------  --------  -------- ---------
Net earnings per share
        Basic               $  0.84   $  0.88   $  0.78   $   0.56 $  1.13
        Diluted             $  0.84   $  0.88   $  0.78   $   0.56 $  1.11

Dividends per share         $  0.24   $  0.24   $  0.24   $   0.24 $  0.21
                           --------   -------   -------   -------- ---------
                           --------   -------   -------   -------- ---------
Weighted average shares
outstanding
        Basic                27,632    28,974     29,476    29,661   29,495
        Diluted              27,668    29,059     29,653    29,928   30,030

___________________________________________________________________________

As of March 31,                  1999      1998      1997      1996      1995
Balance Sheet Data (in thousands)

Cash & short-term investments $  95,208 $  58,545 $  50,740 $  44,002 $  65,241
Working capital                 142,039   142,243   131,604   130,142   128,845
Total assets                    240,146   229,718   217,967   207,996   183,996
Long-term debt                     --        --        --        --        --
Shareholders' equity            175,479   177,505   166,738   156,193   147,067
___________________________________________________________________________


QUARTERLY FINANCIAL DATA (unaudited)
(in thousands, except per share amounts)
                   Total  First     Second    Third     Fourth
                   Year   Quarter   Quarter   Quarter   Quarter
Net Sales          ______  ______    ______    ______    ______
    1999         $480,348 $88,651   $193,382  $109,750  $88,565
    1998          504,206  85,467    196,846   139,808   82,085
    1997          468,595  89,126    177,925   133,877   67,667

Gross Profit
    1999         $123,211 $21,951   $ 53,264  $ 31,523  $16,473
    1998          135,518  21,392     55,315    41,056   17,755
    1997          117,346  18,539     49,389    35,715   13,703

Net Earnings (Loss)
    1999         $ 23,115 $ 1,529   $ 19,039  $  4,278  $(1,731)
    1998           25,449     872     19,904     6,193   (1,520)
    1997           23,061   1,002     18,587     6,020   (2,548)

Net Earnings (Loss) Per Share
    1999 - Basic $   0.84 $  0.05    $  0.68   $  0.16  $ (0.06)
    1999 - Diluted   0.84    0.05       0.68      0.16    (0.06)

    1998 - Basic     0.88    0.03       0.68      0.21    (0.05)
    1998 - Diluted   0.88    0.03       0.68      0.21    (0.05)

    1997 - Basic     0.78    0.03       0.63      0.20    (0.09)
    1997 - Diluted   0.78    0.03       0.62      0.20    (0.09)





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Fiscal 1999 was both an exciting and challenging year for Arctic Cat Inc. Retail sales of Arctic Cat ATVs nearly doubled while for only the second time since 1991, and the third time in fifteen years, the snowmobile industry experienced a decrease in retail sales. During the year Arctic Cat made a number of operating improvements including a 22% inventory reduction and a 20% reduction in accounts receivable days.

Financial Data
(in thousands, except per share data)
                                                Years ended March 31,
                                           1999           1998         1997
                                         --------       --------     --------
Net Sales                                $480,348       $504,206     $468,595
Net Earnings                               23,115         25,449       23,061
Basic and Diluted Net Earnings Per Share     0.84           0.88         0.78
Cash & Short-Term Investments              95,208         58,545       50,740
Sales Mix by Product Line (In%)
 Snowmobiles                                56%            59%          58%
 ATVs                                       23%            18%          11%
 Parts, Garments & Accessories              17%            16%          16%
 PWC                                         4%             7%          15%
                                         --------       --------     --------
                                           100%           100%         100%
                                         --------       --------     --------
                                         --------       --------     --------
Results of Operations
     1999 vs. 1998

     During fiscal 1999 net sales decreased 4.7% to $480,348,000 from $504,206,000 in fiscal 1998. ATV unit volume increased 32.3% offset by a 13.2% decrease in snowmobile unit volume, a 52.8% decrease in PWC unit volume and a 1.4% decrease in dollar sales of parts, garments and accessories. The Company believes the continued increase in its ATV sales is due both to enthusiastic dealer and consumer reception of the Arctic Cat ATV and growth in the ATV market. As expected, snowmobile unit volume decreased because of lower dealer orders related to warmer than usual weather during the prior winter season. PWC unit volume continued to decrease in response to an industry-wide softening in consumer demand, although the Company believes dealer inventories are at very manageable levels.

     Gross profit decreased 9.1% to $123,211,000 in 1999 from $135,518,000 in 1998. Gross profit percentage decreased to 25.7% from 26.9% in 1998, as ATV sales, which yield lower margins than snowmobiles, became a larger percentage of the sales mix, and warranty expenses increased for snowmobile and PWC.

     Selling, general and administrative expenses decreased 7.7% to $90,280,000 in 1999 from $97,840,000 in 1998. This was primarily due to lower PWC marketing expenses. These decreases were offset by increased ATV marketing expenses related to increased sales. As a percent of net sales, selling, general and administrative expenses were 18.8% in 1999 compared to 19.4% in 1998.

     Operating profits decreased 12.6% to $32,931,000 in 1999 from $37,678,000 in 1998. As a percent of net sales, operating profits decreased to 6.9% in 1999 compared to 7.5% in 1998 (see gross profit and operating expenses discussion).

     Net earnings decreased 9.2% to $23,115,000 or $0.84 per share on a diluted basis, as compared to net earnings of $25,449,000 or $0.88 per share on a diluted basis for fiscal 1998. Net earnings as a percent of net sales were 4.8% and 5.0% in 1999 and 1998, respectively.

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


Cash and Short-Term Investments

     Cash and short-term investments were $95,208,000 at March 31, 1999 compared to $58,545,000 at March 31, 1998. The Company's cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company's snowmobile and spring ATV production cycles begin. The Company's investment objectives are first, safety of principal and second, rate of return.

Working Capital

     The Company has an unsecured credit agreement with a bank for the issuance of up to $75,000,000 of documentary and stand-by letters of credit and for working capital. Total working capital borrowings under the credit agreement are limited to $30,000,000. The total letters of credit issued at March 31, 1999 were $16,920,000, of which $15,869,000 was issued to Suzuki Motor Corporation for engine purchases. During fiscal 1996 and 1998, the Company's Board of Directors authorized the repurchase of a total of 3,000,000 shares of common stock. During March of 1999, the Company's Board of Directors authorized the repurchase of an additional 1,500,000 shares of common stock. During 1999, 1998 and 1997, the Company invested $18,493,000, $8,392,000 and
$5,858,000 to repurchase and cancel 2,049,114, 834,900 and 596,500 shares.  In
April of 1999, the Company's Board of Directors authorized the repurchase of up to $30,000,000 in additional shares.

     In 1999, the Company invested $10,500,000 in capital expenditures. The Company expects that fiscal 2000 capital expenditures, including tooling, will be approximately $10,000,000. The Company believes that cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, recently announced $30 million share repurchase program and capital expenditure requirements for the foreseeable future.

     The Company has agreements with certain finance companies to provide floor plan financing for the Company's North American dealers. These agreements improve the Company's liquidity by financing dealer purchases of products without requiring substantial use of the Company's working capital. The Company is paid by the floor plan companies shortly after shipment and as part of its marketing programs the Company pays the floor plan financing of its dealers for certain set time periods depending on the size of a dealer's order. The financing agreements require repurchase of repossessed new and unused units and set limits upon the Company's potential liability for annual repurchases. The aggregate potential liability was approximately $11,355,000 at March 31, 1999. No material losses have been incurred by the Company under these agreements, which are terminable by either party upon 30 days notice. The Company has also guaranteed approximately 50% of the amounts financed by its dealers with one of the finance companies. At March 31, 1999, the Company's maximum level of exposure under this guarantee is approximately $72,214,000.

Inflation and Exchange Rates

     Inflation is not expected to have a significant impact on the Company's business. The Company generally has been able to offset the impact of increasing costs through a combination of productivity gains and price increases.

     During fiscal 1999, 27.3% of the Company's cost of sales were purchased from Japanese yen denominated suppliers. The majority of these purchases were made from Suzuki Motor Corporation who supplies engines for the Company's snowmobiles, PWC and ATVs. The Company has an agreement with Suzuki Motor Corporation for snowmobile and PWC engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually. During fiscal 1999, the exchange rate fluctuation between the U.S. dollar and the Japanese yen had a modest positive impact on its operating results. From time to time the Company utilizes foreign exchange hedging contracts to minimize the impact of exchange rate fluctuations. At March 31, 1999, there were no foreign exchange contracts outstanding.

     Sales to Canadian dealers are made in Canadian dollars with the U.S. dollar serving as the functional currency. During fiscal 1999, sales to Canadian dealers comprised 15.6% of total net sales. During fiscal 1999, the exchange rate fluctuation between the U.S. dollar and the Canadian dollar had a negative impact on operating profits. The Company did not hedge for this exchange rate fluctuation.

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

        The Company's Year 2000 initiative is being managed by a team of internal staff with the assistance of outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's business operations and that transactions with suppliers, financial institutions and customers are fully supported. The Company is under way with these efforts, which are scheduled to be completed during the summer of 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company's results of operations and financial condition. The most reasonably likely effects of non-Year 2000 compliance by third parties includes the disruption or inaccuracy of data and business disruption caused by failure of suppliers to provide key component parts.

        The cost of the Year 2000 initiatives is estimated at less than $500,000 with $227,000 expensed in fiscal 1999 and the balance to be expensed in fiscal 2000. At the present time there are no contingency plans being developed in the event of a worst case scenario. If it becomes apparent during the summer of 1999 that essential internal and third party systems relied on by the Company will not be Year 2000 compliant prior to the end of 1999, the Company will develop contingency plans. Factors that could influence the amount and timing of costs include the success of the Company in identifying systems and programs that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected programs or systems, and the availability, cost and magnitude of related labor and consulting costs.


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


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

          The Company is subject to certain market risk relating to changes in interest rates and foreign currency exchange rates. Information regarding foreign currency exchange rates is discussed within "Management's Discussion and Analysis -- Inflation and Exchange Rate". Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of available-for-sale debt securities approximate related fair value and the associated market risk is not deemed to be significant.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                      None

























                                Part III

Item 10.  Directors and Executive Officers of the Registrant

     The information included under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 5, 1999, is incorporated herein by reference.

     Pursuant to instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Item 4(A) of this Form 10-K.

Item 11.  Executive Compensation

     The information included under the heading "Executive Compensation and Other Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 5, 1999, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information included under the heading "Beneficial Ownership of Capital stock" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 5, 1999, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions, appearing under the heading "Executive Compensation and Other Information-Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 5, 1999, is incorporated herein by reference.























                                 PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)  Documents filed as part of report

     1. Financial Statements.

          The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K:

                                                              Form 10-K
                                                            Page Reference
          (I)    Consolidated Balance Sheets                      F-1
                 as of March 31, 1999 and 1998


          (ii)   Consolidated Statements of Earnings              F-2
                 for the three years ended March 31, 1999, 1998 and 1997

          (iii)  Consolidated Statements of Shareholders'         F-3
                 Equity for the three years ended March 31, 1999, 1998 and 1997

          (iv)   Consolidated Statements of Cash Flows            F-4
                 for the three years ended March 31, 1999, 1998 and 1997

          (v)    Notes to Consolidated Financial                  F-5 to
                 Statements                                       F-13

          (vi)   Report of Independent Certified Public           F-13
                 Accountants

     2.    Schedules filed as part of this Form 10-K:

                           None

     3.   Exhibits
                                                           Method of Filing

          3(a) Amended and Restated Articles of Incorporation     (3)
               of Company

          3(b) Restated By-Laws of the Company                    (1)

          4(a) Form of specimen Common Stock Certificate          (1)

         10(a) 1989 Stock Option Plan, as amended                 (3)

         10(b) 1995 Stock Option Plan, as amended                 (3)

         10(c) Purchase/Supply Agreement dated as of              (1)
               March 1, 1985 between Suzuki Motor Co.,
               Ltd. and the Company, and related Agreement on Implementation of Warranty Provision.

         10(d) Form of Employment Agreement between the           (1)
               Company and each of its executive officers

         10(e) Floorplan Repurchase Agreement dated               (1)
               July 13, 1984, between the Company
               and ITT Commercial Finance Corp.

         10(f) Floorplan Repurchase Agreement dated as            (1)
               of June 15, 1988, between the Company
               And ITT Commercial Finance, a division
               Of ITT Industries of Canada, Ltd.

         10(g) Discretionary Revolving Credit Facility,           (3)
               dated as of June 6, 1997, between the Company and Norwest Bank Minnesota, National Association.

           21  Subsidiaries of the Registrant                     (2)

           23  Consent of Independent Certified Public Accountants(2)

           27  Financial Data Schedule-March 31, 1999             (2)


    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended March 31, 1999.

    (c)   Exhibits


          Reference is made to Item 14(a) 3.

 --------------------------------------


    (1)  Incorporated herein by reference to the Company's Form
         S-1 Registration Statement (File Number 33-34984).

    (2)  Filed with this Form 10-K.

    (3) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.





                                      SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of June, 1999.
                                   ARCTIC CAT INC.

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

/s/William G. Ness                                      June 28, 1999
___________________________                             ___________________
William G. Ness
Chairman of the Board and Director

/s/Christopher A. Twomey                                June 28, 1999
___________________________                             ___________________
Christopher A. Twomey
President, Chief Executive Officer
and Director
(Principle Executive Officer)

/s/Timothy C. Delmore                                   June 28, 1999
___________________________                             ___________________
Timothy C. Delmore
Chief Financial Officer
(Principle Financial and Accounting Officer)

/s/Robert J. Dondelinger                                June 28, 1999
___________________________                             ___________________
Robert J. Dondelinger, Director

/s/William I. Hagen                                     June 28, 1999
___________________________                              ___________________
William I. Hagen, Director

/s/John C. Heinmiller                                   June 28, 1999
___________________________                              ___________________
John C. Heinmiller, Director

/s/Gregg A. Ostrander                                   June 28, 1999
___________________________                              ___________________
Gregg A. Ostrander, Director

                                                        June 28, 1999
___________________________                              ___________________
Kenneth J. Roering, Director
                                                        June 28, 1999
___________________________                              ___________________
Takekazu Kaito, Director

                             Arctic Cat Inc.
                       CONSOLIDATED BALANCE SHEETS
                                March 31,


ASSETS                                           1999             1998
 CURRENT ASSETS
   Cash and equivalents                      $ 51,413,000      $24,764,000
   Short-term investments                      43,795,000       33,781,000
   Accounts receivable, less allowances        23,263,000       30,217,000
   Inventories                                 68,644,000       88,149,000
   Prepaid expenses                             2,925,000        1,771,000
   Income taxes receivable                              -        2,111,000
   Deferred income taxes                       12,220,000        9,088,000
                                               __________       __________
        Total current assets                  202,260,000      189,881,000

 PROPERTY, PLANT AND EQUIPMENT - At Cost
   Machinery, equipment and tooling            75,500,000       70,611,000
   Land, buildings and improvements            15,548,000       14,568,000
                                               __________       __________
                                               91,048,000       85,179,000
   Less accumulated depreciation               53,162,000       45,342,000
                                               __________       __________
                                               37,886,000       39,837,000
                                               __________       __________
                                             $240,146,000     $229,718,000
                                               ----------       ----------
                                               ----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                          $ 23,665,000     $ 20,671,000
   Accrued expenses                            33,244,000       26,967,000
   Income tax payable                           3,312,000                -
                                               ----------       ----------
        Total current liabilities              60,221,000       47,638,000

 DEFERRED INCOME TAXES                          4,446,000        4,575,000

 COMMITMENTS AND CONTINGENCIES                          -                -

 SHAREHOLDERS' EQUITY
   Preferred stock, par value $1.00;
    2,050,000 shares authorized; none issued            -                -
   Preferred stock - Series A Junior
    Participating, par value $1.00;
    450,000 shares authorized; none issued              -                -
   Common stock, par value $.01; 37,440,000
    shares authorized; shares issued and
    outstanding, 18,828,775 in 1999;
    20,857,909 in 1998                            188,000          209,000
   Class B common stock, par value $0.01;
    7,560,000 shares authorized, issued,
    and outstanding                                76,000           76,000
   Additional paid-in capital                           -        9,356,000
   Retained earnings                          175,215,000      167,864,000
                                               __________       __________
                                              175,479,000      177,505,000
                                               __________       __________
                                             $240,146,000     $229,718,000
                                               ----------       ----------
                                               ----------       ----------





                            Arctic Cat Inc.
                  Consolidated Statements of Earnings
                         Years Ended March 31,



                                   1999           1998             1997
                                -----------    -----------      -----------
Net sales                      $480,348,000   $504,206,000     $468,595,000
Cost of goods sold              357,137,000    368,688,000      351,249,000
                                ___________    ___________      ___________
     Gross profit               123,211,000    135,518,000      117,346,000

Selling, general and
     administrative expenses     90,280,000     97,840,000       83,282,000
                                ___________    ___________      ___________
     Operating profit            32,931,000     37,678,000       34,064,000

Other income (expense)
     Interest income              2,933,000      1,837,000        1,798,000
     Interest expense               (27,000)       (59,000)        (109,000)
                                ___________    ___________      ___________
                                  2,906,000      1,778,000        1,689,000
                                ___________    ___________      ___________

Earnings before income taxes     35,837,000     39,456,000       35,753,000
Income tax expense               12,722,000     14,007,000       12,692,000
                                ___________    ___________      ___________

     Net earnings               $23,115,000    $25,449,000      $23,061,000
                                -----------    -----------      -----------
                                -----------    -----------      -----------
Basic and diluted net
     earnings per share         $      0.84    $      0.88      $      0.78
                                -----------    -----------      -----------
                                -----------    -----------      -----------
Weighted average shares outstanding
     basic
     diluted                     27,632,000     28,974,000       29,476,000
                                 27,668,000     29,059,000       29,653,000
                                 ----------    -----------      -----------
                                 ----------    -----------      -----------

                            Arctic Cat Inc.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Years Ended March 31,

                                       Class B     Additional
                   Common Stock     Common Stock    Paid-in  Retained
                  Shares  Amount   Shares   Amount  Capital  Earnings Total
________________  ______  ______   ______   _______ ________ _____    ______
Balances at April 1, 1996
             22,055,971 $221,000 7,560,000 $76,000 $22,502,000 $133,394,000
$156,193,000
Exercise of stock options and related tax benefits
                 83,238     -         -       -        526,000         -
     526,000
Repurchase of common stock
               (606,073)  (6,000)     -       -     (5,959,000)        -
  (5,965,000)
Dividends ($0.24 per share)
                   -        -         -       -           -      (7,077,000)
  (7,077,000)
Net earnings       -        -         -       -           -      23,061,000
  23,061,000
________________________________________________________________________

Balances at March 31, 1997
             21,533,136  215,000 7,560,000  76,000 17,069,000   149,378,000
 166,738,000
Exercise of stock options
                230,949    3,000      -       -     1,382,000          -
   1,385,000
Repurchase of common stock
              (906,176)  (9,000)      -       -    (9,095,000)         -
  (9,104,000)
Dividends ($0.24 per share)
                  -        -          -       -          -       (6,963,000)
  (6,963,000)
Net earnings      -        -          -       -          -       25,449,000
  25,449,000
 _______________________________________________________________________

Balances at March 31, 1998
            20,857,909   209,000 7,560,000 76,000  9,356,000    167,864,000
 177,505,000
Exercise of stock options
                49,950      -         -      -       299,000           -
     299,000
Repurchase of common stock
            (2,079,084)  (21,000)     -      -    (9,655,000)    (9,116,000)
 (18,792,000)
Dividends ($0.24 per share)
                  -         -         -      -          -        (6,648,000)
  (6,648,000)
Net earnings      -         -         -      -          -        23,115,000
  23,115,000
________________________________________________________________________
Balances at March 31, 1999
            18,828,775 $188,000 7,560,000 $76,000       -     $175,215,000
$175,479,000
------------------------------------------------------------------------
------------------------------------------------------------------------

                               Arctic Cat Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended March 31,


                                                1999        1998      1997
                                            ----------  ----------  ----------
Cash flows from operating activities       $23,115,000 $25,449,000 $23,061,000
 Net earnings
   Adjustments to reconcile net earnings to
    net cash provided by operating activities
     Depreciation                           12,486,000  13,369,000  11,350,000
     Deferred income taxes                  (3,261,000)   (517,000)  1,388,000
     Changes in operating assets and
      liabilities:
       Trading securities                  (10,566,000) 11,670,000 (12,476,000)
       Accounts receivable                   6,954,000  (2,824,000)  9,072,000
       Inventories                          19,505,000  (1,647,000)    116,000
       Prepaid expenses                     (1,154,000)   (153,000)    786,000
       Accounts payable                      2,994,000    (915,000) (2,229,000)
       Accrued expenses                      6,277,000   1,697,000     950,000
       Income taxes                          5,423,000   1,727,000  (3,908,000)
                                             ---------   ---------   ---------
 Net cash provided by operating activities  61,773,000  47,856,000  28,110,000

Cash flows from investing activities
 Additions of property and equipment       (10,535,000)(13,699,000)(21,270,000)
 Sale and maturity of available-for-sale
    securities                                 552,000   1,070,000   4,500,000
 Purchase of available-for-sale securities           -  (1,321,000) (2,254,000)
                                             ---------   ---------   ---------
     Net cash used in investing activities  (9,983,000)(13,950,000)(19,024,000)

Cash flows from financing activities
    Proceeds from issuance of common stock           -     827,000     357,000
    Repurchase of common stock             (18,493,000) (8,546,000) (5,858,000)
    Dividends paid                          (6,648,000) (6,963,000) (7,077,000)
                                             ---------   ---------   ---------
     Net cash used in financing activities (25,141,000)(14,682,000)(12,578,000)
                                             ---------   ---------   ---------
Net increase (decrease) in cash and
  equivalents                               26,649,000  19,224,000  (3,492,000)

Cash and equivalents at beginning of year   24,764,000   5,540,000   9,032,000
                                             ---------   ---------   ---------
Cash and equivalents at end of year        $51,413,000 $24,764,000 $ 5,540,000
                                             ---------   ---------   ---------
                                             ---------   ---------   ---------
Supplemental disclosure of cash payments for
income taxes                               $12,191,000 $15,797,000 $15,212,000
                                             ---------   ---------   ---------
                                             ---------   ---------   ---------

                          Arctic Cat Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   March 31, 1999, 1998 and 1997


Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Arctic Cat Inc.(the "Company") operates in a single industry segment which designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, personal watercraft (PWC) under the Tigershark brand name, and related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota. The Company's products are sold through a network of independent dealers and distributors located throughout the United States, Canada, Scandinavia and other international markets.

Use of Estimates:
     Preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements. Actual results could differ from the estimates used by management.

Principles of Consolidation:
     The consolidated financial statements include the accounts of Arctic Cat Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents:
     The Company considers highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of commercial paper and put bonds and are stated at cost, which approximates market value based upon quoted market prices. Cash equivalents totaled $57,432,000 and $23,932,000 at March 31, 1999 and 1998.

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

Property and Equipment:
     Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using the units of production method for tooling and the straight-line method for all other property and equipment. Tooling is amortized over the life of the product, generally three years. Estimated services lives range from 15-20 years for buildings and improvements and 5-7 years for machinery and equipment
 .  Accelerated and straight-line methods are used for income tax reporting.

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

Research and Development:
     Research and development costs are expensed as incurred and are reported as a component of selling, general and administrative expenses. Research and development expense was $9,545,000, $10,273,000 and $9,911,000 during 1999,
1998 and 1997.

Advertising:
     The Company expenses advertising costs as incurred. Advertising expense was $16,238,000, $19,605,000 and $17,049,000 during 1999, 1998 and 1997.

Stock-Based Compensation:
     The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation plans. Pro forma information related to the fair value based method of accounting is contained in Note J.

Net Earnings Per Share:
     The Company's diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 1,363,236, 892,380 and 930,817 shares of common stock with weighted average exercise prices of $11.65, $12.44 and $12.42 were outstanding during 1999, 1998 and 1997, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Foreign Currency:
     The Company's sales and marketing activities with Canadian dealers are denominated in Canadian currency with the U.S. dollar serving as the functional currency. Assets and liabilities denominated in Canadian currency are translated using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average foreign exchange rate in effect for the period. Exchange gains and losses are reflected in the results of operations.

      The Company enters into forward exchange contracts to hedge purchase commitments denominated in Japanese yen for ATV engines. Gains and losses on the forward exchange contracts are deferred and included in the valuation of the acquired inventory as the forward exchange contracts hedge the underlying foreign exchange exposure. At March 31, 1999, there were no open forward exchange contracts. The Company does not enter into forward exchange contracts for trading purposes.
                                  F-6

New Accounting Pronouncements:
     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS")No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires entities to recognize derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for derivatives used in risk management strategies (hedging activities), prescribes the items and transactions that may be hedged, and specifies detailed criteria required to qualify for hedge accounting. Management believes the adoption of SFAS 133 will not have a material effect on the consolidated financial statements.

Reclassifications:
     Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

NOTE B - SHORT-TERM INVESTMENTS

     Short-term investments consist primarily of a diversified portfolio of municipal bonds and money market funds and are classified as follows at March 31:

                                              1999                1998
                                           ----------          ----------
Trading Securities                        $31,386,000         $20,820,000
Available-for-sale debt securities         12,409,000          12,961,000
                                           ----------          ----------
                                          $43,795,000         $33,781,000
                                           ----------          ----------
                                           ----------          ----------

     The contractual maturities of available-for-sale debt securities at March 31, 1999, are as follows: $500,000 within one year, $5,353,000 from one year through five years, and $6,556,000 from five years through ten years. Gross realized and unrealized gains and losses related to available-for-sale securities were not material.

     At March 31, 1999, $19,059,000 of the trading securities were invested in two money market funds. At March 31, 1998, $9,933,000 of the trading securities were invested in one money market fund.

NOTE C - INVENTORIES
Inventories consist of the following at March 31:
                                         1999                     1998
                                       ----------              ----------
Raw materials and sub-assemblies      $22,067,000             $30,154,000
Finished goods                         24,291,000              31,756,000
Parts, garments and accessories        22,286,000              26,239,000
                                       ----------              ----------
                                      $68,644,000             $88,149,000
                                       ----------              ----------
                                       ----------              ----------

NOTE D - ACCRUED EXPENSES

Accrued expenses consist of the following at March 31:

                                  1999                     1998
                                ---------                ---------
Marketing                     $10,888,000              $ 5,773,000
Compensation                    8,622,000                8,876,000
Warranties                      5,560,000                5,548,000
Insurance                       4,952,000                3,833,000
Other                           3,222,000                2,937,000
                                ---------                ---------
                              $33,244,000              $26,967,000
                                ---------                ---------
                                ---------                ---------

NOTE E - FINANCING

     The Company has a $75,000,000 unsecured bank credit agreement for documentary and stand-by letters of credit and for working capital purposes. Total working capital borrowings under the credit agreement are limited to $30,000,000. The credit agreement is due on demand and expires July 31, 1999; however, management believes they will be able to renew the existing line of credit under materially similar terms. Interest on the working capital borrowings is payable monthly at alternative interest rates, at the Company's election. The credit agreement contains certain covenants. At March 31, 1999, there was $16,920,000 of issued letters of credit outstanding and no working capital borrowings outstanding. Of the issued letters of credit outstanding, $15,869,000 were issued to Suzuki for engine purchases (see note G). Outstanding letters of credit expire through October 1999.


NOTE F - RETIREMENT SAVINGS PLAN

     The Company's 401(k) retirement savings plan covers substantially all eligible employees. Employees may contribute up to 20% of their compensation with the Company matching 100% of the employee contributions, up to a maximum of 3% of the employee's compensation. The Company can elect to make additional contributions at its discretion. Total Company contributions were $964,000, $851,000 and $773,000 in 1999, 1998 and 1997.

NOTE G - RELATED PARTY TRANSACTIONS

     The Company purchases engines and related parts from Suzuki Motor Corporation (Suzuki-see note J) in Japan. Such purchases totaled $91,724,000, $94,955,000 and $103,285,000 in 1999, 1998 and 1997. The purchase price of the engines and related parts is determined annually. The Company has an agreement with Suzuki for snowmobile and watercraft engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually.

     The Company is dependent on Suzuki for the near term supply of its engines and related parts. An interruption of this supply could have a material adverse effect on the Company's operations.

     Freight services and certain raw materials are purchased from companies where certain of the Company's directors are officers or significant shareholders. In 1999, 1998 and 1997, these transactions aggregated $4,791,000, $5,053,000 and $7,699,000.

NOTE H - INCOME TAXES

Income tax expense consists of the following for the years ended March 31:

                          1999            1998           1997
Current                ----------        ---------     ----------
      - Federal       $14,023,000      $12,767,000    $ 9,767,000
      - State           1,960,000        1,757,000      1,537,000
                       ----------        ---------     ----------
 Deferred              (3,261,000)        (517,000)     1,388,000
                       ----------        ---------     ----------
                      $12,722,000      $14,007,000    $12,692,000
                       ----------        ---------     ----------
                       ----------        ---------     ----------

     The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended March 31:

                                    1999        1998          1997
                                    ----        ----          ----
Statutory income tax rate           35.0%       35.0%         35.0%
State taxes                          2.5         2.4           2.3
Tax exempt interest                 (1.0)       (0.7)         (1.3)
Foreign sales corporation           (1.4)       (1.3)         (1.5)
Other                                0.4         0.1           1.0
                                    -----       -----         -----
                                    35.5%       35.5%         35.5%
                                    -----       -----         -----
                                    -----       -----         -----
     The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes are as follows at March 31:
                                                    1999            1998
Short-term deferred income taxes                  ---------        ---------
      Accrued expenses                          $ 8,762,000       $6,599,000
      Inventory capitalization and writedowns     2,720,000        1,973,000
      Other                                         738,000          516,000
                                                  ---------        ---------
          Net deferred tax asset                $12,220,000       $9,088,000
                                                  ---------        ---------
                                                  ---------        ---------
Long-term deferred income taxes
      Property and equipment                    $ 2,219,000       $2,802,000
      Other                                       2,227,000        1,773,000
                                                  ---------        ---------
          Net deferred tax liability            $ 4,446,000       $4,575,000
                                                  ---------        ---------
                                                  ---------        ---------


NOTE I - COMMITMENTS AND CONTINGENCIES

Dealer Financing:
     Finance companies provide certain of the Company's dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At March 31, 1999, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $11,355,000. No material losses have been incurred under these agreements during the periods presented.

     The Company pays a portion of its dealers' floor plan interest obligations to the finance companies under various Company marketing programs. These costs are included in selling, general and administrative expenses.

     The Company has guaranteed approximately 50% of the amounts financed by its dealers and distributors with one of the finance companies. At March 31, 1999, the Company's maximum exposure under this guarantee was $72,214,000.

Litigation:
     The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not be material to the Company's consolidated financial position, results of operations or cashflows.

NOTE J - SHAREHOLDERS' EQUITY

Stock Option Plans:
     The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant. At March 31, 1999, the Company had 789,873 shares of common stock available for grant under the plans.

     Transactions under the plans during each of the three years in the period ended March 31, 1999 are summarized as follows:

                                        Number of           Weighted
                                      shares under           average
                                         option           exercise price
                                        --------             -------
Outstanding at April 1, 1996           1,224,998             $10.02
          Granted                        602,752              10.25
          Exercised                      (83,238)              5.59
                                        --------             -------
Outstanding at March 31, 1997          1,744,512              10.31
          Granted                         45,000              10.83
          Exercised                     (230,949)              6.00
          Canceled                       (15,000)             10.45
                                        --------             -------
Outstanding at March 31, 1998          1,543,563              10.96
          Granted                        391,000               9.70
          Exercised                      (49,950)              6.00
          Canceled                      (120,573)             11.05
                                        --------             -------
Outstanding at March 31, 1999          1,764,040             $10.80
                                        --------             -------
                                        --------             -------
Options exercisable at March 31 are as follows:
1997                                     751,180             $ 8.94

1998                                     965,380             $11.08

1999                                   1,210,318             $11.24


The following tables summarize information concerning currently outstanding and exercisable stock options at March 31, 1999:

Options Outstanding

                                      Weighted Average
Range of             Number           Remaining          Weighted Average
Exercise Prices      Outstanding      Contractual Life   Exercise Price
------------         ---------        -----------        -----------
$ 6.00 - $8.03        150,921           3.2 years         $ 6.00
  9.50 - 13.33      1,377,648           7.4 years          10.35
 16.33 - 19.75        235,471           5.0 years          16.59
--------------------------------------------------------------------
                    1,764,040
--------------------------------------------------------------------

Options Exercisable

Range of                 Number           Weighted Average
Exercise Prices          Exercisable      Exercise Price
---------------          --------         -----------
$ 6.00 - $8.03           150,921            $ 6.00
  9.50 - 13.33           823,926             10.68
 16.33 - 19.75           235,471             16.59
--------------------------------------------------------------------
                       1,210,318
--------------------------------------------------------------------

The Company's pro forma net earnings and basic and diluted net earnings per share would have been as follows had the fair value method been used for valuing stock options granted to employees:

                                   1999           1998            1997
                                   ----           ----            ----
Pro forma net earnings         $22,190,000    $24,351,000    $22,290,000
Pro forma basic and diluted
   net earnings per share      $      0.80    $      0.84    $      0.76

     The impact on net earnings may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996.

     The weighted average fair value of options granted and the weighted average assumptions used in the binomial options pricing model are as follows:

                               1999             1998            1997
                               ----             ----            ----

Fair value of options granted $3.93             $4.44          $3.40

Assumptions:
  Dividend yield                2%                2%             2%
  Average term               7.7 years          8 years       4.7 years
  Volatility                    35%               35%            35%
  Risk-free rate of return      6.2%              6.2%           6.6%

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

Share Repurchase Authorization:

     The Company invested $18,493,000, $8,392,000 and $5,858,000 during 1999,
1998 and 1997 to repurchase and cancel 2,049,114, 834,900 and 596,500 shares, pursuant to a previous Board of Directors' authorizations for the repurchase of 4,500,000 shares. Cumulative shares repurchased through March 31, 1999 under these authorizations totaled 3,546,514.

     In April 1999, the Board of Directors authorized the Company to repurchase an additional $30,000,000 of its common stock.

NOTE K - EXPORT SALES
     Sales to foreign customers, located primarily in Canada, amounted to $101,471,000, $113,442,000 and $94,468,000 in 1999, 1998 and 1997.

NOTE L - RISK AND UNCERTAINTIES
     The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with whom the Company conducts business, the Company's revenues and financial condition could be adversely impacted.





REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Board of Directors
Arctic Cat Inc.

     We have audited the accompanying consolidated balance sheets of Arctic Cat Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arctic Cat Inc. and subsidiaries as of March 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.


/s/Grant Thornton LLP
-------------------------------
Minneapolis, Minnesota
May 13, 1999

                                      ARCTIC CAT INC.
                                       EXHIBIT INDEX


Exhibit Number

   21                   Subsidiaries of Registrant

   23                   Consent of Independent Certified Public
                        Accountants

   27                   Financial Data Schedule - March 31, 1999