Form 10-Q
period 1999-06-30
ARCTIC CAT INC
filed 1999-08-13
CIK 719866

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1999 or

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

                           Yes   X     No

At August 11, 1999, 18,220,275 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.










                        Part I - Financial Information
                               Arctic Cat Inc.
                         CONSOLIDATED BALANCE SHEETS
                                (unaudited)
                                                  June 30,            March 31,
ASSETS                                              1999                1999
CURRENT ASSETS
    Cash and equivalents                       $ 29,888,000        $ 51,413,000
    Short-term investments                       22,198,000          43,795,000
    Accounts receivable, less allowances         37,041,000          23,263,000
    Inventories                                  96,643,000          68,644,000
    Prepaid expenses                              2,457,000           2,925,000
    Deferred income taxes                        13,269,000          12,220,000
                                                ___________         ___________
         Total current assets                   201,496,000         202,260,000

PROPERTY AND EQUIPMENT - at cost
    Machinery, equipment and tooling             75,947,000          75,500,000
    Land, buildings and improvements             15,577,000          15,548,000
                                                 __________          __________
                                                 91,524,000          91,048,000
    Less accumulated depreciation                55,715,000          53,162,000
                                                 __________          __________
                                                 35,809,000          37,886,000
                                                 __________          __________
                                               $237,305,000        $240,146,000
                                               ============         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                           $ 29,737,000        $ 23,665,000
    Accrued expenses                             32,561,000          33,244,000
    Income tax payable                                    -           3,312,000
                                                ___________          __________
         Total current liabilities               62,298,000          60,221,000

DEFERRED INCOME TAXES                             4,796,000           4,446,000
COMMITMENTS AND CONTINGENCIES                             -                   -
SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,050,000 shares authorized; none issued            -                   -
    Preferred stock - Series A Junior
      Participating, par value $1.00;
      450,000 shares authorized; none issued              -                   -
    Common stock, par value $.01; 37,440,000
      shares authorized, shares issued and
      outstanding; 18,362,775 at June 30, 1999;
      18,828,775 at March 31, 1999                  182,000             188,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                                76,000              76,000
    Retained earnings                           169,953,000         175,215,000
                                               ____________         ___________
                                                170,211,000         175,479,000
                                               ____________         ___________
                                               $237,305,000        $240,146,000
                                               ============         ===========
    The accompanying notes are an integral part of these statements.



                             Arctic Cat Inc.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (unaudited)


                                                Three Months Ended June 30,
                                                ___________________________

                                                  1999               1998
                                                _______             ______

Net sales                                      $86,928,000         $88,651,000

Cost of goods sold                              65,213,000          66,700,000
                                                __________          __________
Gross profit                                    21,715,000          21,951,000

Selling, general and
 administrative expenses                        19,600,000          19,979,000
                                                __________          __________
Operating profit                                 2,115,000           1,972,000

Other income
   Interest income                                 770,000             425,000
   Interest expense                                      -             (26,000)
                                                __________          __________
                                                   770,000             399,000

Earnings before income taxes                     2,885,000           2,371,000

Income tax expense                               1,024,000             842,000
                                                __________          __________
Net earnings                                    $1,861,000          $1,529,000
                                                ==========          ==========
Net earnings per share
   Basic                                            $0.07               $0.05
   Diluted                                          $0.07               $0.05
                                                ==========          ==========
Weighted average shares outstanding
   Basic                                        25,952,000          28,157,000
   Diluted                                      25,983,000          28,300,000
                                                ==========          ==========


    The accompanying notes are an integral part of these statements.


                               Arctic Cat Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                    Three Months Ended June 30,
                                                    ___________________________

                                                       1999            1998
Cash flows from operating activities                 ________         _______
  Net earnings                                      $1,861,000      $1,529,000
  Adjustments to reconcile net earnings
   to net cash provided by (used in)
   operating activities
    Depreciation                                     2,553,000       2,991,000
    Deferred income taxes                             (699,000)     (1,679,000)
    Changes in operating assets
     and liabilities:
    Trading securities                              21,592,000      20,820,000
    Accounts receivable                            (13,778,000)     (5,701,000)
    Inventories                                    (27,999,000)    (35,737,000)
    Prepaid expenses                                   468,000        (263,000)
    Accounts payable                                 6,072,000       5,227,000
    Accrued expenses                                  (683,000)     (3,651,000)
    Income taxes                                    (3,312,000)      2,111,000
      Net cash used in                              __________      __________
       operating activities                        (13,925,000)    (14,353,000)

Cash flows from investing activities
  Additions of property and equipment                 (476,000)     (2,012,000)
  Sale and maturity of
   available-for-sale securities                         5,000         502,000
      Net cash provided by (used in)                __________      __________
       investing activities                           (471,000)     (1,510,000)

Cash flows from financing activities
  Dividends paid                                    (1,557,000)     (1,692,000)
  Repurchase of common stock                        (5,572,000)     (3,557,000)
      Net cash used in                              __________      __________
        financing activities                        (7,129,000)     (5,249,000)
                                                    __________      __________
Net increase (decrease) in cash and
  equivalents                                      (21,525,000)    (21,112,000)

Cash and equivalents at the beginning
  of period                                         51,413,000      24,764,000
                                                    __________      __________
Cash and equivalents at the end of
  period                                           $29,888,000      $3,652,000
                                                    ==========      ==========
Supplemental disclosure of cash payments
  for income taxes                                 $ 3,474,000      $  252,000
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

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1999, and the results of operations and the cash flows for the three month periods ended June 30, 1999 and 1998. Results of operations for the three months ended June 30, 1999 are not necessarily indicative of results for the full year.

        Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.


NOTE B--NET EARNINGS PER SHARE

        The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock option, when dilutive. Options to purchase 1,613,119 and 1,154,442 shares of common stock with weighted average exercise prices of $11.23 and $12.11 were outstanding during the three months ended June 30, 1999 and 1998, but were excluded from the computation of common share equivalents because they were anti-dilutive.


NOTE C--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                     June 30,         March 31,
                                                      1999              1999
                                                    ___________      __________

        Trading securities                          $ 9,794,000     $31,386,000
        Available-for-sale debt securities           12,404,000      12,409,000
                                                    ___________      __________
                                                    $22,198,000     $43,795,000
                                                    ===========      ==========
NOTE D--INVENTORIES
        Inventories consist of the following:
                                                     June 30,         March 31,
                                                      1999              1999
                                                    ___________      __________

        Raw materials and sub-assemblies            $20,456,000     $22,067,000
        Finished goods                               49,507,000      24,291,000
        Parts, garments and accessories              26,680,000      22,286,000
                                                    ___________      __________
                                                   $ 96,643,000    $ 68,644,000
                                                    ===========      ==========
NOTE E--OTHER MATTERS
        Dividend Declaration

        On July 28, 1999, the Company's Board of Directors declared a regular quarterly cash dividend of $0.06 per share, payable on September 1, 1999 to shareholders of record on August 18, 1999.

        Share Repurchase

        During fiscal 1996 and 1998, the Company's Board of Directors authorized the repurchase of a total of 3,000,000 shares of common stock. During March of 1999, the Company's Board of Directors authorized the repurchase of an additional 1,500,000 shares of common stock. In April of 1999, the Company's Board of Directors authorized the repurchase of up to $30,000,000 in additional shares. Since April 1, 1996 through August 4, 1999, the Company has invested $38,441,000 to repurchase and cancel 4,095,000 shares.


NOTE F--RISKS AND UNCERTAINTIES

        The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company, or entities the Company conducts business with, the Company's net sales and financial condition could be adversely effected.


NOTE H--RECLASSIFICATIONS

        Certain fiscal 1998 amounts have been reclassified to conform to the fiscal 1999 presentation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Arctic Cat Inc. (the "Company"), designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, and personal watercraft (PWC) under the Tigershark brand name, as well as related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota. The Company markets its products through a network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia, and other international markets. The Arctic Cat brand name has existed for more than 30 years and is among the most widely recognized and respected names in the snowmobile industry. The Company trades on the Nasdaq National Market under the symbol ACAT.

Results of Operations

        THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

        Net sales were down slightly from the first quarter last year because of a planned decrease in snowmobile shipments resulting from the previously announced moderately lower orders from dealers. The Company anticipates that growth of ATV and personal watercraft (PWC) sales will offset the anticipated decline in snowmobile sales and as a result, continues to expect total revenues for fiscal 2000 to be similar to those in fiscal 1999.

        Net sales for the quarter decreased 1.9% to $86,928,000 from $88,651,000 for the same quarter in fiscal 1999. This decrease is due to a 12.2% decrease in snowmobile unit volume as discussed above, and a 51.4% decrease in personal watercraft unit volume. Also affecting this decrease is a 4.3% ATV unit volume decrease as the Company completed its 1999 model year and presented its 2000 model lineup to its dealers during the end of June 1999. Based on ATV orders received from dealers, the Company continues to expect to outpace the ATV industry's double digit growth again this year. Parts, garments and accessories sales increased 53.6% primarily due to increased sales of generators and ATV accessories.

        Gross profits decreased 1.1% to $21,715,000 from $21,951,000 for the same quarter of fiscal 1999. This decrease is primarily due to decreased sales. As a percent of net sales, the gross profit percentage for the quarter increased% from 24.8%.

        Operating expenses for the quarter decreased 1.9% to $19,600,000 from $19,979,000 for the same quarter of fiscal 1999. The decrease in operating expenses was mainly due to reduced PWC marketing expenses. As a percent of net sales, operating expenses for the quarter stayed the same as fiscal 1999 at 22.5%.

        Net earnings for the first quarter of fiscal 2000 were $1,861,000 or $0.07 per share on a diluted basis, as compared to net earnings of $1,529,000 or $0.05 per diluted share, for the first quarter of fiscal 1999.

Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Cash and short-term investments were $52,086,000 at June 30, 1999. The Company's cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company's snowmobile and spring ATV production cycles begin. The Company's investment objectives are first, safety of principal and second, rate of return.

        The Company believes that cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program, and capital expenditure requirements for the forseeable future.

Line of Credit

        The Company has an unsecured credit agreement with a bank for the issuance of up to $75,000,000 of documentary and stand-by letters of credit and for working capital. Total working capital borrowings under the credit agreement are limited to $30,000,000.

Year 2000

        The Company continues to assess and address the impact of the Year 2000 issue on its business. This issue affects computer systems that have date-sensitive programs that may not properly recognize the year 2000. The Company uses software and related technologies throughout its business. The Company has completed its assessment of the information systems (IS) used in its internal business operations, and its procurement and production processes. In addition, the Company has completed its assessments of the Year 2000 readiness of its non-IS systems, as well as supplier and customer readiness.

        The Company's Year 2000 initiative is being managed by a team of internal staff with the assistance of outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's business operations and that transactions with suppliers, financial institutions and customers are fully supported. The Company has completed the majority of these activities; any remaining non-critical issues are scheduled to be completed during the summer of 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company's results of operations and financial condition. The most reasonably likely effects of non-Year 2000 compliance by third parties includes the disruption or inaccuracy of data and business disruption caused by failure of suppliers to provide key component parts.

        The cost of the Year 2000 initiatives is estimated at less than $500,000 with $227,000 expensed in fiscal 1999 and all remaining year 2000 costs to be expensed in fiscal 2000. At the present time there are no contingency plans being developed in the event of a worst case scenario. If it becomes apparent during the remainder of 1999 that essential internal and third party systems relied on by the Company will not be Year 2000 compliant prior to the end of 1999, the Company will develop contingency plans. Factors that could influence the amount and timing of costs include the success of the Company in identifying systems and programs that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected programs or systems, and the availability, cost and magnitude of related labor and consulting costs.


Forward Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This 10-Q contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "aim", "believe", "expect", "anticipate", "intend", "estimate", and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix and volume; competitive pressure on sales and pricing; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines from Suzuki; warranty expenses; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of insured amounts; environmental and product safety regulatory activity; effects of the weather; overall economic conditions; and consumer demand and confidence.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          The Company is subject to certain market risk relating to changes in interest rates and foreign currency exchange rates. Information regarding foreign currency exchange rates is discussed within "Management's Discussion and Analysis -- Inflation and Exchange
          Rate" in the 1999 Annual Report on 10-K. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of available-for-sale debt securities approximate related fair value and the associated market risk is not deemed to be significant.


                        PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
________________________________________

    (a)  Exhibits
         27.1 financial data schedule

    (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1999.


















                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ARCTIC CAT INC.


Date: August 11, 1999                      By /s/Christopher A. Twomey
     ________________                      _________________________
                                            Christopher A. Twomey
                                            Chief Executive Officer


Date: August 11, 1999                      By /s/Timothy C. Delmore
     ________________                      _________________________
                                            Timothy C. Delmore
                                            Chief Financial Officer