Form 10-Q
period 1999-09-30
ARCTIC CAT INC
filed 1999-11-12
CIK 719866

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1999 or

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

                                   Yes   X     No

At November 10, 1999, 18,071,975 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.



                         PART I - FINANCIAL INFORMATION
                                 Arctic Cat Inc.
                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                September 30,         March 31,
ASSETS                                              1999                1999
CURRENT ASSETS                                  ___________         ___________
    Cash and equivalents                       $ 36,406,000        $ 51,413,000
    Short-term investments                       49,864,000          43,795,000
    Accounts receivable, less allowances         76,242,000          23,263,000
    Inventories                                  62,624,000          68,644,000
    Deferred income taxes                        23,939,000          12,220,000
    Prepaid expenses                                809,000           2,925,000
                                                ___________         ___________
         Total current assets                   249,884,000         202,260,000

PROPERTY & EQUIPMENT - at cost
    Machinery, equipment and tooling             68,065,000          75,500,000
    Land, buildings and improvements             15,620,000          15,548,000
                                                 __________          __________
                                                 83,685,000          91,048,000
    Less accumulated depreciation                51,133,000          53,162,000
                                                 __________          __________
                                                 32,552,000          37,886,000
                                                 __________          __________
                                               $282,436,000        $240,146,000
                                                ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                           $ 34,403,000        $ 23,665,000
    Accrued expenses                             63,196,000          33,244,000
    Income tax payable                           11,106,000           3,312,000
                                                 __________          __________
         Total current liabilities              108,705,000          60,221,000

DEFERRED INCOME TAXES                             4,796,000           4,446,000
COMMITMENTS AND CONTINGENCIES                             -                   -
SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,050,000 shares authorized; none issued            -                   -
    Preferred stock - Series A Junior
      Participating, par value $1.00;
      450,000 shares authorized; none issued              -                   -
    Common stock, par value $.01; 37,440,000
      shares authorized; shares issued and
      outstanding, 18,071,975 at September 30,
      1999; 18,828,775 at March 31, 1999            180,000             188,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                                76,000              76,000
    Retained earnings                           168,679,000         175,215,000
                                                __________          ___________
                                                168,935,000         175,479,000
                                                __________          ___________
                                               $282,436,000        $240,146,000
                                                ===========         ===========
  The accompanying notes are an integral part of these statements.



                              Arctic Cat Inc.
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (unaudited)



                               Three Months                  Six Months
                            Ended September 30,          Ended September 30,
                        __________________________     ______________________
                            1999           1998          1999         1998
                           ______         ______        ______       ______

Net sales              $205,507,000   $193,382,000   $292,435,000 $282,033,000

Cost of goods sold      153,866,000    140,118,000    219,079,000  206,818,000

Watercraft inventory
 writedown                2,835,000              -      2,835,000            -
                        ___________    ___________    ___________  ___________
Gross profit             48,806,000     53,264,000     70,521,000   75,215,000

Selling, general and
 administrative expenses 27,671,000     24,189,000     47,271,000   44,168,000
Watercraft exit costs    18,627,000              -     18,627,000            -
                        ___________    ___________    ___________  ___________
Operating profit          2,508,000     29,075,000      4,623,000   31,047,000

Other income
 Interest income            859,000        442,000      1,629,000      867,000
 Interest expense                 -              -              -      (26,000)
                         __________    ___________    ___________   ___________
                            859,000        442,000      1,629,000      841,000

Earnings before
 income taxes             3,367,000     29,517,000      6,252,000   31,888,000

Income tax expense        1,195,000     10,478,000      2,219,000   11,320,000
                        ___________    ___________    ___________  ___________
Net earnings            $ 2,172,000    $19,039,000    $ 4,033,000  $20,568,000
                        ===========    ===========    ===========  ===========
Net earnings
 per share
 Basic                        $0.08          $0.68          $0.16        $0.73
 Diluted                      $0.08          $0.68          $0.16        $0.73
                        ===========    ===========    ===========  ===========

Weighted average
 shares outstanding
 Basic                   25,705,000     27,828,000     25,828,000   27,992,000
 Diluted                 25,740,000     27,861,000     25,862,000   28,030,000
                        ===========    ===========    ===========  ===========

The accompanying notes are an integral part of these statements.



                               Arctic Cat Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                 Six Months Ended September 30,
                                                 _____________________________

                                                     1999              1998
Cash flows from operating activities               ________          ________
  Net earnings                                   $ 4,033,000       $20,568,000
  Adjustments to reconcile net earnings
  to net cash provided by (used in)
   operating activities
    Depreciation                                   6,245,000         6,728,000
    Deferred income taxes                        (11,369,000)       (2,876,000)
    Watercraft inventory writedown and
     watercraft exit costs                        21,462,000                 -
    Changes in operating assets
     and liabilities:
      net effect of watercraft inventory
       writedown and exit costs
    Trading securities                            (6,069,000)       18,832,000
    Accounts receivable                          (52,979,000)      (49,964,000)
    Inventories                                      734,000        (2,974,000)
    Prepaid expenses                               1,416,000           710,000
    Accounts payable                              10,738,000         7,477,000
    Accrued expenses                              16,626,000         8,781,000
    Income taxes                                   7,794,000        11,502,000
      Net cash provided by (used in)              __________        __________
       operating activities                       (1,369,000)       18,784,000

Cash flows from investing activities
  Purchase of property and equipment              (3,061,000)       (4,273,000)
  Sale and maturity of available-for-sale
   securities                                              -           765,000
  Purchase of available-for-sale
   securities                                              -          (248,000)
      Net cash used in                            __________        __________
       investing activities                       (3,061,000)       (3,756,000)

Cash flows from financing activities
  Dividends paid                                  (3,097,000)       (3,365,000)
  Repurchase of common stock                      (7,480,000)       (7,731,000)
      Net cash used in                            __________        __________
           financing activities                  (10,577,000)      (11,096,000)
                                                  __________        __________
Net increase (decrease) in cash and
  equivalents                                    (15,007,000)        3,932,000

Cash and equivalents at the beginning
  of period                                       51,413,000        24,764,000
                                                  __________        __________
Cash and equivalents at the end of
  period                                         $36,406,000       $28,696,000
                                                  ==========        ==========
Supplemental disclosure of cash payments
  for income taxes                                $5,794,000        $4,293,000
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

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three and six month periods ended September 30, 1999 and 1998 and cash flows for the six month periods ended September 30, 1999 and 1998. Results of operations for the interim periods are not necessarily indicative of results for the full year.

        Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

NOTE B--NET EARNINGS PER SHARE

        The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 1,434,869 and 1,342,692 shares of common stock with weighted average exercise prices of $11.47 and $11.71 were outstanding during the three months ended September 30, 1999 and 1998 and options to purchase 1,523,994 and 1,248,567 shares of common stock with weighted average exercises prices of $11.35 and $11.89 were outstanding during the six months ended September 30, 1999 and 1998, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

NOTE C--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                    September 30,     March 31,
                                                        1999            1999
                                                    ___________      __________

        Trading securities                         $ 37,480,000     $31,386,000
        Available-for-sale debt securities           12,384,000      12,409,000
                                                    ___________      __________
                                                    $49,864,000     $43,795,000
                                                    ===========      ==========
NOTE D--INVENTORIES

        Inventories consist of the following:

                                                    September 30,     March 31,
                                                       1999             1999
                                                    ___________      __________

        Raw materials and sub-assemblies            $20,323,000     $22,067,000
        Finished goods                               17,571,000      24,291,000
        Parts, garments and accessories              24,730,000      22,286,000
                                                    ___________      __________
                                                    $62,624,000     $68,644,000
                                                    ===========      ==========

NOTE E--ACCRUED EXPENSES

        Significant increases in accrued expenses at September 30, 1999, compared with March 31, 1999, included warranties of $12,188,000, self-insured retention of $3,162,000 and PWC exit costs of $13,326,000.


NOTE F--DISCONTINUED PERSONAL WATERCRAFT BUSINESS AND RELATED COSTS

        On October 7, 1999, the Company announced that it was exiting the personal watercraft (PWC) business effective September 30, 1999 and recorded a charge of $21,462,000. The charge included $8,961,000 for consumer incentives to aid Company dealers in the disposition of their current inventory. Additionally, the Company analyzed all long-lived watercraft assets in connection with this exit that indicated an impaired carrying value. The Company expects to utilize a portion of these assets in other production areas. All long-lived assets with no alternative use, totaling $3,480,000, were taken out of service and written off. Costs to dispose as well as any gain on sale of long-lived assets are expected not to be significant. The Company also analyzed inventories and determined a charge of $2,835,000 to reduce the current carrying value to a net realizable value. The Company will not produce additional PWC units beyond the completed production of the 1999 model. Therefore, the Company identified inventories of $2,451,000 that will not be used beyond September 30, 1999 and were written off. The Company also accrued $2,400,000 relating to other dealer matters. The Company has written off certain PWC technology of $700,000. The remaining $635,000 represent charges for other costs. The Company anticipates the majority of the PWC exit plan will conclude on September 30, 2001.

        The approximate net sales of the watercraft product line was $615,000 for six month period ended September 30, 1999.

NOTE G--SECOND QUARTER ADJUSTMENTS

        During the three month period ended September 30, 1999, the Company recorded charges of $2,835,000 to cost of goods sold to write-down watercraft inventories and $18,627,000 of watercraft exit costs to operating expenses (see NOTE F).

        The Company also recorded a change in estimate of $3,062,000 for product line warranty expense to cost of goods sold and $2,410,000 for costs related to legal and other matters to operating expenses.

NOTE H--OTHER MATTERS

        Dividend Declaration

        On October 27, 1999, the Company announced that its Board of Directors had declared a regular quarterly cash dividend of $0.06 per share, payable on December 2, 1999 to shareholders of record on November 17, 1999.

        Share Repurchase

        During fiscal 1996 and 1998, the Company's Board of Directors authorized the repurchase of a total of 3,000,000 shares of common stock. During March of 1999, the Company's Board of Directors authorized the repurchase of an additional 1,500,000 shares of common stock. In April of 1999, the Company's Board of Directors authorized the repurchase of up to $30,000,000 in additional shares. Since April 1, 1996 through November 2, 1999 the Company has invested $40,224,000 to repurchase and cancel 4,284,000 shares.

NOTE I--RISKS AND UNCERTAINTIES

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


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Arctic Cat Inc. (the "Company") designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, as well as related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota. The Company markets its products through a network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia, and other international markets. The Arctic Cat brand name has existed for more than 30 years and is among the most widely recognized and respected names in the snowmobile industry. The Company trades on the Nasdaq National Market under the symbol ACAT.

Results of Operations

        THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1998.

        Net sales for the second quarter increased 6.3% to $205,507,000 from $193,382,000 for the same quarter in fiscal 1999. This increase is primarily due to a 57.1% increase in ATV unit volume through continued product line expansion. Also effecting net sales is a 10.4% decrease in snowmobile unit volume based on moderately lower orders from dealers due to last year's mild winter, and a 15.0% increase in parts, garments and accessory sales. Year-to-date sales increased 3.7% to $292,435,000 from $282,033,000 for the same period in fiscal 1999. Year-to-date snowmobile unit volume decreased 11.1%, PWC unit volume decreased 43.1% and parts, garments and accessories sales increased 22.1%. Year-to-date ATV unit volume increased 44.8% as the Company continued to outpace the industries double digit growth again this year.

        Gross profits decreased 8.4% to $48,806,000 from $53,264,000 for the same quarter in fiscal 1999. This decrease is mainly due to the non-recurring charge of $2,835,000 of PWC inventories write-down associated with the previously announced exit from the PWC business effective September 30, 1999 and a $3,062,000 change in accounting estimate for the warranty reserve. As a percent, gross profits for the quarter decreased to 23.7% as compared with 27.5% for the same period last year. Year-to-date gross profit percentage was 24.1% compared to 26.7% for the same period last year. The quarterly and year-to-date decrease is mainly due to the exit costs associated with the discontinued PWC business, change in estimated warranty and increased ATV sales. Without the exit costs associated with the discontinued PWC business, gross profits would have decreased 3.0% to $51,641,000 from $53,264,000 for the same quarter in fiscal 1999 and as percent, gross profits for the quarter would have been 25.1% as compared with 27.5% for the same period last year.

        Operating expenses for the quarter increased 91.4% to $46,298,000 from $24,189,000 compared to the same quarter in fiscal 1999. As a percent of net sales, operating expenses for the quarter increased to 22.5% as compared to 12.5%. Year-to-date operating expenses increased 49.2% to $65,898,000 as compared to $44,168,000 for the same period last year. As a percent of net sales, year-to-date operating expenses were 22.5% compared to 15.7% for the same period in fiscal 1999. The quarterly and year-to-date increase is mainly due to $18,627,000 of exit costs associated with the discontinued PWC business. These charges mainly consist of items such as consumer incentive programs, write-offs of equipment and tooling and inventories, and costs related to the Company's dealers. Operating expenses for the quarter and year-to-date also increased due to charges of $2,410,000 relating to legal and other matters. Without the exit costs associated with the discontinued PWC business operating expenses would have increased 14.4% to $27,671,000 from $24,189,000 compared to the same quarter in fiscal 1999. As a percent of net sales, operating expenses for the quarter would have been 13.5% as compared to 12.5%. Year-to-date operating expenses would have increased 7.0% to $47,271,000 as compared with $44,168,000 for the same period last year. As a percent of net sales, year-to-date operating expenses would have been 16.2% compared with 15.7% for the same period in fiscal 1999.

        Net earnings for the second quarter of fiscal 2000 were $2,172,000 or $0.08 per diluted share, compared to net earnings of $19,039,000 or $0.68 per diluted share, for the second quarter of fiscal 1999. Year-to-date net earnings were $4,033,000 or $0.16 per diluted share, compared to net earnings of $20,568,000 or $0.73 per diluted share, for the same period. Without the exit costs associated with the discontinued PWC business net earnings for the second quarter of fiscal 2000 would have been $16,015,000 or $0.62 per diluted share, as compared to net earnings of $19,039,000 or $0.68 per diluted share, for the second quarter of fiscal 1999. Year-to-date net earnings would have been $17,876,000 or $0.69 per diluted share, as compared to net earnings of $20,568,000 or $0.73 per diluted share, for the same period.

Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Cash and short-term investments were $86,270,000 at September 30, 1999. The Company's cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company's snowmobile and spring ATV production cycles begin. The Company's investment objectives are first, safety of principal and second, rate of return.

        The Company believes that the cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program, and capital expenditure requirements for the foreseeable future.

Line of Credit

        The Company has an unsecured credit agreement with a bank for the issuance of up to $75,000,000 of documentary and stand-by letters of credit and for working capital. Total working capital borrowings under the credit agreement are limited to $30,000,000.

Year 2000

        The Company continues to assess and address the impact of the Year 2000 issue on its business. This issue affects computer systems that have date-sensitive programs that may not properly recognize the year 2000. The Company uses software and related technologies throughout its business. The Company has completed its assessment of the information systems (IS) used in its internal business operations and its procurement and production processes. In addition, the Company has completed its assessments of the Year 2000 readiness of its non-IS systems, as well as supplier and customer readiness.

        The Company's Year 2000 initiative is being managed by a team of internal staff with the assistance of outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's business operations and that transactions with suppliers, financial institutions and customers are fully supported. The Company believes it has completed all critical Year 2000 activities and corrections required and the majority of issues deemed non-critical to business operations; any remaining non-critical issues identified are scheduled to be addressed before year-end. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company's results of operation and financial condition. The most reasonably likely effects of non-Year 2000 compliance by third parties includes the disruption or inaccuracy of data and business disruption caused by failure of suppliers to provide key component parts.

        The cost of the Year 2000 initiatives is estimated at less than $500,000 with $227,000 expensed in fiscal 1999, and all remaining Year 2000 costs to be expensed in fiscal 2000. At the present time there are no contingency plans being developed in the event of a worst case scenario. If it becomes apparent during the remainder of 1999 that essential internal and third party systems relied on by the Company will not be Year 2000 compliant prior to the end of 1999, the Company will develop contingency plans. Factors that could influence the amount and timing of costs include the success of the Company in identifying systems and programs that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected programs or systems, and the availability, cost and magnitude of related labor and consulting costs.

Forward Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This 10-Q contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix and volume; competitive pressure on sales and pricing; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines from Suzuki; warranty expenses; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of insured amounts; environmental and product safety regulatory activity; effects of the weather; overall economic conditions and consumer demand and confidence.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          The Company is subject to certain market risk relating to changes in interest rates and foreign currency exchange rates. Information regarding foreign currency exchange rates is discussed within "Management's Discussion and Analysis -- Inflation and Exchange Rate" in the 1999 Annual Report and 10-K. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of available-for-sale debt securities approximate related fair value and the associated market risk is not deemed to be significant.



                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
________________________________________

        (a)     Exhibits
                27.1 financial data schedule

        (b) There were no reports on Form 8-K filed during the Quarter ended September 30, 1999.












                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ARCTIC CAT INC.


Date: November 10, 1999                    By s/Christopher A. Twomey
      __________________                   _________________________
                                            Christopher A. Twomey
                                            Chief Executive Officer


Date: November 10, 1999                    By s/Timothy C. Delmore
      __________________                   _________________________
                                            Timothy C. Delmore
                                            Chief Financial Officer