Form 10-Q
period 1999-12-31
ARCTIC CAT INC
filed 2000-02-14
CIK 719866

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended December 31, 1999 or

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

                                 Yes   X     No

At February 9, 2000, 17,454,975 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.













                        Part I - Financial Information
                               Arctic Cat Inc.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (unaudited)
                                                December 31,         March 31,
ASSETS                                             1999                1999
CURRENT ASSETS
    Cash and equivalents                       $ 67,424,000        $ 51,413,000
    Short-term investments                       49,187,000          43,795,000
    Accounts receivable, less allowances         35,328,000          23,263,000
    Inventories                                  56,829,000          68,644,000
    Deferred income taxes                        23,172,000          12,220,000
    Prepaid expenses                                946,000           2,925,000
                                                ___________         ___________
         Total current assets                   232,886,000         202,260,000

PROPERTY AND EQUIPMENT - at cost
    Machinery, equipment and tooling             70,003,000          75,500,000
    Land, buildings and improvements             15,777,000          15,548,000
                                                 __________          __________
                                                 85,780,000          91,048,000
    Less accumulated depreciation                53,802,000          53,162,000
                                                 __________          __________
                                                 31,978,000          37,886,000
                                                 __________          __________
                                               $264,864,000        $240,146,000
                                                ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                           $ 15,439,000        $ 23,665,000
    Accrued expenses                             64,816,000          33,244,000
    Income tax payable                           11,014,000           3,312,000
                                                 __________          __________
         Total current liabilities               91,269,000          60,221,000

DEFERRED INCOME TAXES                             5,018,000           4,446,000
COMMITMENTS AND CONTINGENCIES                            -                   -
SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,050,000 shares authorized; none issued           -                   -
    Preferred stock - Series A Junior
      Participating, par value $1.00;
      450,000 shares authorized; none issued             -                   -
    Common stock, par value $.01; 37,440,000
      shares authorized; shares issued and
      outstanding, 18,071,975 at December 31,
      1999; 18,828,775 at March 31, 1999            180,000             188,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                                76,000              76,000
    Retained earnings                           168,321,000         175,215,000
                                                ___________         ___________
                                                168,577,000         175,479,000
                                                ___________         ___________
                                               $264,864,000        $240,146,000
                                                ===========         ===========
  The accompanying notes are an integral part of these statements.





                               Arctic Cat Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (unaudited)





                               Three Months                 Nine Months
                            Ended December 31,           Ended December 31,
                       __________________________     ______________________

                           1999            1998         1999           1998
                          ______          ______       ______         ______

Net sales               $109,009,000  $109,750,000  $401,444,000  $391,783,000

Cost of goods sold        75,595,000    78,227,000   294,674,000   285,045,000
Watercraft inventory
 writedown                         -             -     2,835,000             -
                         ___________   ___________   ___________   ___________
Gross profit              33,414,000    31,523,000   103,935,000   106,738,000

Selling, general and
 administrative expenses  28,210,000    25,781,000    75,481,000    69,949,000
Watercraft exit costs              -             -    15,147,000             -
Watercraft asset impairment        -             -     3,480,000             -
                         ___________   ___________   ___________   ___________
Operating profit           5,204,000     5,742,000     9,827,000    36,789,000

Other income (expense)
 Interest income           1,480,000       892,000     3,109,000     1,759,000
 Interest expense                  -        (1,000)            -       (27,000)
                         ___________   ___________   ___________   ___________
                           1,480,000       891,000     3,109,000     1,732,000
Earnings before
 income taxes              6,684,000     6,633,000    12,936,000    38,521,000

Income tax expense         2,373,000     2,355,000     4,592,000    13,675,000
                         ___________   ___________   ___________   ___________
Net earnings             $ 4,311,000   $ 4,278,000   $ 8,344,000   $24,846,000
                         ===========   ===========   ===========   ===========
Net earnings per share
 Basic                      $0.17         $0.16         $0.32         $0.89
                         ===========   ===========   ===========   ===========
 Diluted                    $0.17         $0.16         $0.32         $0.89
                         ===========   ===========   ===========   ===========

Weighted average
 shares outstanding
 Basic                    25,542,000    27,480,000    25,733,000    27,822,000
                         ===========   ===========   ===========   ===========
 Diluted                  25,630,000    27,515,000    25,785,000    27,858,000
                         ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these statements.





                                Arctic Cat Inc.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                 Nine Months Ended December 31,
                                                 _____________________________

                                                      1999             1998
Cash flows from operating activities                ________         ________
  Net earnings                                    $ 8,344,000      $24,846,000
  Adjustments to reconcile net earnings
   to net cash provided by
   operating activities
    Depreciation                                    8,919,000        9,905,000
    Deferred income taxes                         (10,380,000)      (3,074,000)
    Watercraft inventory writedown,
     exit costs and asset impairment               21,462,000
    Changes in operating assets
     and liabilities net of effect of total
     watercraft charges:
     Trading securities                            (5,392,000)       1,013,000
     Accounts receivable                          (12,065,000)     (10,658,000)
     Inventories                                    6,529,000       10,159,000
     Prepaid expenses                               1,280,000        1,046,000
     Accounts payable                              (3,954,000)     (10,050,000)
     Accrued expenses                              13,973,000       12,974,000
     Income taxes                                   7,702,000       10,925,000
      Net cash provided by                         __________       __________
       operating activities                        36,418,000       47,086,000

Cash flows from investing activities
  Additions to property, plant and
   equipment                                      ( 5,161,000)     ( 6,556,000)
  Sales and maturities of available-for-sale
  securities                                                -          785,000
  Purchases of available-for-sale
   securities                                               -         (248,000)
      Net cash used in investing                   __________       __________
       activities                                 ( 5,161,000)     ( 6,019,000)

Cash flows from financing activities
  Dividends paid                                   (4,635,000)      (5,016,000)
  Proceeds from issuance of common stock                    -                -
  Repurchase of common stock                      (10,611,000)     (10,754,000)
      Net cash used in                             __________       __________
        financing activities                      (15,246,000)     (15,770,000)
                                                   __________       __________
Net increase in cash and
  equivalents                                      16,011,000       25,297,000

Cash and equivalents at the beginning
  of period                                        51,413,000       24,764,000
                                                   __________       __________
Cash and equivalents at the end of
  period                                          $67,424,000      $50,061,000
                                                   ==========       ==========
Supplemental disclosure of cash payments
  for income taxes                                $ 8,022,000      $ 7,424,000



The accompanying notes are an integral part of these statements.





                              Arctic Cat Inc.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)


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

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1999, the results of operations for the three and nine month periods ended December 31, 1999 and 1998 and cash flows for the nine month periods ended December 31, 1999 and 1998. Results of operations for the interim periods are not necessarily indicative of results for the full year.

        Preparation of the Company's condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

NOTE B--NET EARNINGS PER SHARE

        The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 1,033,869 and 1,342,692 shares of common stock with weighted average exercise prices of $12.19 and $11.71 were outstanding during the three months ended December 31, 1999 and 1998 and options to purchase 1,360,619 and 1,279,942 shares of common stock with weighted average exercises prices of $11.63 and $11.84 were outstanding during the nine months ended December 31, 1999 and 1998 were excluded from the computation of common share equivalents because they were anti-dilutive.


NOTE C--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                    December 31,     March 31,
                                                        1999            1999
                                                    ___________      __________

        Trading securities                          $34,475,000     $31,386,000
        Available-for-sale debt securities           14,712,000      12,409,000
                                                    ___________      __________
                                                    $49,187,000     $43,795,000
                                                    ===========      ==========
NOTE D--INVENTORIES

        Inventories consist of the following:

                                                    December 31,     March 31,
                                                       1999             1999
                                                    ___________      __________

        Raw materials and sub-assemblies            $15,127,000     $22,067,000
        Finished goods                               11,971,000      24,291,000
        Parts, garments and accessories              29,731,000      22,286,000
                                                    ___________      __________
                                                    $56,829,000     $68,644,000
                                                    ===========      ==========

NOTE E--ACCRUED EXPENSES

        Accrued expenses as December 31, 1999 consisted of marketing, $14,181,000, warranties, $15,365,000, PWC exit costs, $12,739,000 and other
$22,531,000. Accrued expenses as December 31, 1998 consisted of marketing, $11,374,000, warranties, $11,390,000 and other $17,177,000. Accrued expenses as March 31, 1999 consisted of marketing, $10,888,000, warranties, $5,548,000 and other $16,808,000.


NOTE F--DISCONTINUED PERSONAL WATERCRAFT BUSINESS AND RELATED COSTS

        On October 7, 1999, the Company announced that it was exiting the personal watercraft (PWC) business effective September 30, 1999 and recorded a charge of $21,462,000. The charge included $8,961,000 for consumer incentives to aid Company dealers in the disposition of their current inventory. Additionally, the Company analyzed all long-lived watercraft assets in connection with this exit that indicated an impaired carrying value. The Company expects to utilize a portion of these assets in other production areas. All long-lived assets with no alternative use, totaling $3,480,000, were taken out of service and written off. Costs to dispose as well as any gain on sale of long-lived assets are expected not to be significant. The Company also analyzed inventories and determined a charge of $2,835,000 to reduce the current carrying value to a net realizable value. The Company will not produce additional PWC units beyond the completed production of the 1999 model. Therefore, the Company identified inventories of $2,451,000 that will not be used beyond September 30, 1999 and were written off. The Company also accrued $2,400,000 relating to other dealer matters. The Company has written off certain PWC technology of $700,000. The remaining $635,000 represent charges for other costs. The Company anticipates the majority of the PWC exit plan will conclude by September 30, 2001.

        The approximate net sales of the watercraft product line was $3,814,000 for the nine month period ended December 31, 1999.

        During the period ending December 31, 1999, activity within the consumer incentives, other dealer matters and PWC technology, tooling and other exit costs were $482,000, $0, and $105,000. The remaining accrued expenses, included within the balance sheet caption other accrued expense, for these items at December 31, 1999 were $8,479,000, $2,400,000, and $1,860,000.
Current activity includes consumer incentive paid to dealers and costs to dismantle non-production PWC assets and inventory.


NOTE G--OTHER MATTERS

        Dividend Declaration

        On January 26, 2000, the Company announced that its Board of Directors had declared a regular quarterly cash dividend of $0.06 per share, payable on March 2, 2000 to shareholders of record on February 17, 2000.

        Share Repurchase

        During fiscal 1996, 1998 and 1999, the Company's Board of Directors authorized the repurchase of a total of 4,500,000 shares of common stock.
In April of 1999, the Company's Board of Directors authorized the repurchase of up to $30,000,000 in additional shares. From April 1, 1996 through January 31, 2000 the Company has invested $46,360,000 to repurchase and cancel 4,901,000 shares.



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

Results of Operations

        THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1998.

        Net sales for the third quarter decreased 0.7% to $109,009,000 from $109,750,000 for the same quarter in fiscal 1999. This decrease is primarily due to a 119.8% ATV unit volume increase as the Company continued its expansion in the ATV market, a 16.3% decrease in snowmobile unit volume reflecting moderately lower dealer orders related to snow conditions and PWC sales of $1,535,000 as the Company reduced virtually all of its PWC finished goods inventory as it exited the PWC business. For the third quarter, parts, garments and accessory sales were $20,988,000 compared to $20,981,000 in fiscal 1999. Year-to-date sales increased 2.5% to $401,444,000 from $391,783,000 for the same period in fiscal 1999. Year-to-date snowmobile unit volume decreased 12.6% for the same reason as stated above while year-to-date ATV unit volume increased 60.4%. Parts, garments and accessory sales increased 13.6% to $62,371,000 from $54,915,000 over the prior fiscal year.

       Gross profits increased 6.0% to $33,414,000 from $31,523,000 for the same quarter in fiscal 1999. This increase is primarily due to improved margins on both snowmobile and ATVs due to cost reductions and lower warranty costs. As a percent, gross profits for the quarter increased to 30.6% as compared with 28.7% for the same period last year. This increase is primarily due to improved margins on both snowmobile and ATVs due to cost reductions and lower warranty costs. Year-to-date gross profit percentage was 25.9% compared with 27.2%. The year-to-date decrease is mainly due to the exit costs associated with the discontinued PWC business, change in estimated warranty and increased ATV sales.

        Operating expenses for the quarter increased 9.4% to $28,210,000 from $25,781,000 compared to the same quarter in fiscal 1999 due to increased snowmobile marketing expenses and a planned increase in ATV marketing. As a percent of net sales, operating expenses for the quarter were 25.9% compared to 23.5% for the same period last year. Year-to-date operating expenses were $94,108,000 as compared to $69,949,000 for the same period last year. The year-to-date increase is mainly due to $18,627,000 of exit costs associated with the discontinued PWC business. These charges mainly consist of items such as consumer incentive programs, write-offs of equipment and tooling and inventories, and costs related to the Company's dealers. Year-to-date operating expenses also increased due to charges of $2,410,000 relating to legal and other matters. Without the exit costs associated with the discontinued PWC business operating expenses would have increased 7.9% to $75,481,000 from $69,949,000 compared to the same period last year, for the same reasons described for the quarter. As a percent of net sales, year-to-date operating expenses, excluding PWC exit costs would have been 18.8% compared with 17.8% for the same period last year.

        Net earnings for the third quarter of fiscal 2000 were $4,311,000 or $0.17 per diluted share, compared to net earnings of $4,278,000 or $0.16 per diluted share, for the third quarter of fiscal 1999. Year-to-date net earnings were $8,344,000 or $0.32 per diluted share, compared to net earnings of $24,846,000 or $0.89 per diluted share, for the same period last year. Without the exit costs associated with the discontinued PWC business, year-to-date net earnings would have been $25,243,000 or $0.98 per diluted share, as compared to net earnings of $24,846,000 or $0.89 per diluted share, for the same period last year.

Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter result in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the
cycle.   Cash and short-term investments were $116,611,000 at December 31,
1999. The Company's cash balances traditionally peak early in the fourth quarter and then decrease as the Company's snowmobile and spring ATV production cycles begin. The Company's investment objectives are first, safety of principal and second, rate of return.

        The Company believes the cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program, and capital expenditure requirements for the foreseeable future.

Line of Credit

        The Company has an unsecured credit agreement with a bank for the issuance of up to $75,000,000 of documentary and stand-by letters of credit and for working capital. Total working capital borrowings under the credit agreement are limited to $30,000,000.

Year 2000

        The cost of the Year 2000 initiatives incurred to date was less than $350,000, funded out of current operations, and was expensed in fiscal years 1999 and 2000. Based on currently available information, the Company has not experienced material adverse impact from Year 2000 issues. The Company will continue to monitor its internal systems, suppliers and customers on an on-going basis.

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

                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Report on Form 8-K
________________________________________

(a)  Exhibits
        27.1 financial data schedule

(b) There are no reports on Form 8-K filed during the Quarter ended December 31, 1999.


















                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ARCTIC CAT INC.


Date: February 9, 2000                     By s/Christopher A. Twomey
      __________________                   _________________________
                                             Christopher A. Twomey
                                            Chief Executive Officer


Date: February 9, 2000                     By s/Timothy C. Delmore
      __________________                   _________________________
                                             Timothy C. Delmore
                                           Chief Financial Officer