Form 10-K
period 2000-03-31
ARCTIC CAT INC
filed 2000-07-05
CIK 719866

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2000 or

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 15, 2000 (based on the closing sale price of the Common Stock on such date) was approximately $183,461,236.

At June 15, 2000, 17,162,975 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held on August 3, 2000 is incorporated by reference into Part III of this Form 10-K.




                                PART I

Item 1.Business

     Arctic Cat Inc. (the "Company"), based in Thief River Falls, Minnesota, operates in a single industry segment and designs, engineers , manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, as well as related parts, garments and accessories. The Company markets its products through a network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for more than 30 years and is among the most widely recognized and respected names in the snowmobile industry. The Company trades on the Nasdaq National Market under the symbol ACAT.

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

     Industry-wide snowmobile sales to retail customers in North America were approximately 189,000 units for the 2000 model year. The Company believes these sales were due, in part, to a number of factors such as an expanded system of public and private snowmobile trails, a rapidly growing market among the "baby boomer" generation, product innovations that have improved ride, performance and handling, organized snowmobile clubs which promote the sport and ongoing snowmobile replacement. Since 1971, approximately 5,896,000 snowmobiles have been sold in North America, and the Company estimates that over 85 percent of current industry sales are to retail customers who own, or previously owned, a snowmobile.

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

    Information in this document regarding the worldwide and North American snowmobile market is derived from the International Snowmobile Manufacturers Association. Non-North American sales for the industry are estimated to account for less than 10% of worldwide sales; specific yearly information, with respect to worldwide sales, is not considered by the Company as sufficiently consistent or reliable for presentation in this report. All industry information is based on a model year ending March 31, which is the same as the Company's fiscal year-end, unless otherwise stated.

     All-Terrain Vehicles (ATVs). The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. ATVs are generally one person vehicles used for a variety of off-road uses. The most popular ATV use is general recreation, followed by hunting/fishing, farm/ranch use, hauling/towing, transportation, and commercial uses. From 1970 to 1986, the number of three and four-wheel ATVs sold in the United States continued to grow until peaking in 1986 with approximately 535,000 units sold during that calendar year. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 151,000 units. Since 1992, sales have gradually climbed until reaching approximately 545,292 units in 1999. Major competitors in the industry include Honda, Yamaha, Kawasaki, Polaris and Suzuki.

     Personal Watercraft (PWC). On October 7, 1999, Arctic Cat announced that it was exiting the personal watercraft (PWC) business effective September 30, 1999. The Company recorded a pre-tax charge of $26.2 million related to the discontinuation of its Tigershark line of PWCs. This charge includes the cost of closing down the production line, and supporting dealers' efforts to sell remaining PWC inventory and service existing PWC customers.

     Arctic Cat entered the personal watercraft business in 1993, during a time of rapid industry growth. North American sales peaked at about 210,000 units in 1995, only two years after the Company entered the market, and have declined every year since. By the 1999 model year, the market had dropped by half, to only 110,000 units. While the Company was uncertain how far the industry would continue to fall, at recent levels, the personal watercraft market was not profitable for Arctic Cat or its dealers. Major competitors in the industry included Yamaha, Bombardier (Sea-Doo), Polaris and Kawasaki. The Company does not believe the industry will see significant growth in the near future and therefore further investment could not be justified. The Company, believes this decision will strengthen Arctic Cat as it refocuses management's time and the Company's significant financial resources on the profitable and strong snowmobile business, and profitable and rapidly growing ATV product line.

Products

     Snowmobiles. The Company produces a full line of snowmobiles, currently consisting of 32 models, marketed under the Arctic Cat brand name, and designed to satisfy various market niches. The 2000 Arctic Cat models carry suggested U.S. retail prices ranging from $3,599 to $10,999, excluding a children's model which is sold at a suggested U.S. retail price of $1,799. Arctic Cat snowmobiles are sold in the United States, Canada, Scandinavia and other international markets.

     The Company's 2000 year snowmobile models are categorized as High Performance, Trail Performance, Powder, Luxury Touring, Family Trail, Family Touring and Sport Utility. The Company markets: High Performance Arctic Cat snowmobiles under the names Thundercat, ZRT, and ZR; Trail Performance Arctic Cat snowmobiles under the name ZL; Powder snowmobiles under the name Mountain Cat; Luxury Touring models under the names Triple Touring and Pantera; Family Trail snowmobiles under the name Z; Family Touring snowmobiles under the name Panther; and Sport Utility models under the name Bearcat. In addition, to encourage family involvement in snowmobiling, the Company offers snowmobiles designed especially for small children, marketed under the Z120 name.

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

     Arctic Cat's on-going commitment to both high performance and its retail customers has led the Company in a series of "firsts". In 1988, the Company and Suzuki introduced a new line of compact, lightweight, liquid-cooled twin cylinder engines. In 1990, the Prowler was the first snowmobile to offer a new double-wishbone suspension. With its high performance 1991 Wildcat model, the Company became the first in the industry to offer a 700cc electronic fuel injection engine. In 1992, the Arctic FasTrack, extra-long travel rear suspension was introduced on several high performance models. In 1993, the Company became the first to offer a 900cc, 3 cylinder snowmobile, called the Thundercat. In 1997, Arctic Cat offered the first batteryless EFI system and in 2000 unveiled the first useable four-stroke snowmobile. Arctic Cat believes that its leadership in innovation, technology, style and performance has been demonstrated by its models being voted "Snowmobile of the Year" by Snowmobile, Snowgoer and Sno West magazines with respect to the EL Tigre 6000 in 1984, the Wildcat 650 in 1988, the Prowler in 1990, the EXT Special in 1991, the ZR 440 in 1994, the Powder Special EFI and the ZR 600 EFI in 1998. In 1999, the ZR 500 EFI received the "Best in Class" award and the Powder Special 500 EFI received "Sport Mountain Sled of the Year". In 2000 Snowmobile magazine rated the following machines "Best in Class": Thundercat, ZRT 600, ZR 600 and Z370.

     Arctic Cat believes that it has been able to grow in the worldwide snowmobile retail sales due to its emphasis on new product development.
A new model has been introduced by the Company nearly each year since its formation, and in recent years new models have been among the Company's best sellers. In the 2000 model year, approximately 85 percent of the Company's snowmobile sales were from models or model variations not available three years earlier.

     All-Terrain Vehicles (ATVs). In December 1995, the Company introduced its first ATV, the Bearcat 454 4X4, which provided many industry-leading features such as exclusive rocker-shifter, full floor boards, and a 50-inch wheelbase. Since that time, the Arctic Cat ATV line has grown to include seven models: the Arctic Cat 500 4x4 automatic and the following manual models: Arctic Cat 500 4x4, Arctic Cat 400 4x4, Arctic Cat 400 2x4, Arctic Cat 300 4x4, Arctic Cat 300 2x4, and Arctic Cat 250 2x4. These heavy duty models feature aspects ensuring ease of handling and agility over rough terrain. Features like independent front suspensions, hydraulic disc brakes, hi-low range and a plentiful 4.25 gallon fuel tank, all make Arctic Cat ATVs consumer friendly. The 2000 Arctic Cat ATV models carry suggested U.S. retail prices ranging from $3,799 to $3,999.

     Arctic Cat believes its ATVs are renown for their power and durability and are well received within the market. For model year 1998, the Arctic Cat 300 was named "Editors Choice" by Sports Afield and "Best In Class" by ATV Magazine. For model year 1999, ATV Magazine named the 300 4x4 as "Best in Class" and the 500 4x4 as the Editors Pick for "Best-for-Work" machine. Farm Industry News gave Arctic Cat 2000 models the FinOvation Award for having the greatest reader interest.

     Personal Watercraft (PWC). Similar to Arctic Cat snowmobiles, Tigershark PWC were a blend of performance, durability and style, with attention to comfort and economy. In fiscal 2000, the Company offered seven 1999 models to cover major market segments in the current PWC market ranging in U.S. retail price from $4,899 to $8,299. For the High Performance market, the Company offered the TS 770 R and TS 1100 R, two-passenger models designed for superior performance and optimum power. Three Family Touring models were, including the TS 770 L, TS 900 L and TS 1100 Li, three-passenger models designed for ample power and handling with the capacity to tow skiers or water toys. For the Economy market the Company offers the TS 640 and TS 770 both two-passenger models built for exceptional quality and stability. The Company exited the PWC business in September 1999.

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

     The Company offered Tigershark garments under the "Sharkwear" label. Included in the stylish line are neoprene and lycra wet suits, goggles, sunglasses, coolers, duffle bags, water shoes and gloves, T-shirts, sweatshirts, jackets, golf shirts, shorts and towels. The Company has discontinued this line of products due to its exit from the PWC business.

     The Company offers ATV garments under the "Arcticwear ATV Gear" label. This line of clothing is geared toward function and comfort and includes suits, jackets, gloves, boots, helmets, sweatshirts, T-shirts, and caps.

     The Company has in the past, and may in the future, consider adding other products consistent with its manufacturing and marketing expertise.

Manufacturing and Engineering

     Arctic Cat snowmobiles and ATVs are manufactured at the Company's facilities in Thief River Falls, Minnesota. The Company paints hoods and produces other parts for its Arctic Cat snowmobiles and ATVs in Madison, South Dakota. The Company also has a facility in Bucyrus, Ohio which houses its service parts, garments and accessories distributor operations. The Company has strategically identified specific core manufacturing competencies for vertical integration and has chosen outside vendors to provide other parts. The Company has developed relationships with selected high quality vendors in order to obtain access to particular capabilities and technologies outside the scope of the Company's expertise. The Company designs component parts often in cooperation with its vendors, contracts with them for the development of tooling, and then enters into agreements with these vendors to purchase component parts manufactured utilizing the tooling. In its vertically integrated operations, the Company manufactures hoods, foam seats and seat covers and machines, welds and paints other components. The Company then completes the total assembly of its products at its facilities in Thief River Falls. Manufacturing operations include digital and computer-automated equipment to speed production, reduce costs and improve the quality, fit and finish of every product. The Company believes that all raw materials used in its manufacturing process and all component parts, with the exception of engines and carburetors, are available from multiple alternative vendors on short notice at competitive prices.

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

     The Company and Suzuki have enjoyed an excellent relationship since the Company's inception. Suzuki purchased approximately 31% of the Company's then outstanding capital stock in July 1988, prior to the Company's initial public offering, and is currently the Company's largest shareholder with approximately 30% of the Company's outstanding capital stock. If Suzuki were ever to cease supplying engines to the Company, such an interruption could materially and adversely affect production. The Company believes it could take up to two model years for a new engine supplier to be in a position to manufacture the Company's specially designed engines.

     Since the Company began production, it has followed a build-to-order policy to control inventory levels. Under this policy, the Company only manufactures a number of machines equivalent to the orders received from its dealers and distributors, plus a small number of uncommitted machines used for new dealer development, in-house testing and miscellaneous promotional purposes. Speculative production and excessive inventories in certain periods during the 1970's and early 1980's contributed to significant price discounting in the snowmobile industry. Since the consolidation of the snowmobile industry in the mid-1970's through the early 1980's, speculative production in the industry has been reduced and dealer inventories have remained consistently below historic peak levels. The Company believes dealer inventory levels of non-current Arctic Cat model snowmobiles, PWC and ATVs have regularly been and are currently among the lowest in the industry.

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

     Retail sales of ATVs occur throughout the year with seasonal highs occurring in the spring and fall. As with the snowmobiles, the Company produces ATV units on a build-to-order basis. The Company builds ATVs throughout the year to coincide with dealer and consumer demands.

     Sales of PWC to retail customers generally began in the spring and continued during the summer. Orders by dealers and distributors for the Company's model line were placed in the fall, following dealer and distributor meetings. The PWC were then built to order commencing in the fall and continuing through the early spring.

    The Company is committed to an ongoing engineering program dedicated to innovation and to continued improvements in the quality and performance of its products as well as product diversification. The Company currently employs 117 individuals in the design and development of new and existing products, with an additional 34 individuals directly involved in the testing of snowmobiles, and ATVs in normal and extraordinary conditions at the Company's test track. In addition, snowmobiles and ATVs are tested in conditions and locations similar to those in which they are used. The Company uses computer-aided design and manufacturing systems to shorten the time between initial concept and final production. For 1998, 1999 and 2000, the Company spent approximately $10,273,000, $9,545,000 and $9,872,000, or 2.0%, 2.0% and 2.0%, of net sales for the year, on engineering, research and development, all of which was Company sponsored. In addition, utilizing their particular expertise, the Company's vendors regularly test and apply new technologies to the design and production of component parts.

Sales and Marketing

     The Company's products are currently sold through an extensive network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia and other international markets. See Note L of Notes to Consolidated Financial Statements for discussion of international sales.
To promote new dealerships and to service its existing dealer network, the Company also employs sales representatives throughout the United States and Canada to represent its products.

     The Company's dealers enter into an annual renewable contract and are required to maintain status as an authorized dealer in order to continue selling the Company's products. To obtain and maintain such status, dealers are required to order a sufficient number of snowmobiles and/or ATVs to service their market area adequately. In addition, the dealers must perform service on these units and maintain satisfactory service performance levels, and their mechanics must complete special training provided by the Company. Dealers are also required to carry an inventory of genuine Arctic Cat parts and accessories. As is typical in the industry, most of the Company's dealers also sell some combination of motorcycles, marine products, lawn and garden products and other related products. Approximately 50% of the Company's dealers sell only Arctic Cat snowmobiles, versus multiple brands of snowmobiles. Relations with dealers are generally considered excellent.

     The Company utilizes exclusive distributors outside the contiguous 48 United States and Canada to take advantage of their knowledge and experience in their respective markets and to increase market penetration of its products. Each distributor is subject to a distribution agreement which stipulates an exclusive territory for a term ranging from one to three years with specified minimum sales and service requirements for their territory. In fiscal 1997, the Company began marketing its complete product lines to Canadian dealers. The Company believes that marketing directly through dealers brings the Company closer to its Canadian customers, which enables improved service and more competitive prices on snowmobiles, ATVs and parts, garments and accessories. Canadian sales are made in Canadian dollars, a major portion of which is financed through certain Canadian financial institutions. Sales outside North America are made in U.S. dollars and most are supported by irrevocable letters of credit.

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

     Since 1985, the Company has entered into an annual arrangement with certain financial institutions to provide floor plan financing for the Company's North American dealers. These agreements improve the Company's liquidity by financing dealer purchases of products without requiring substantial use of the Company's working capital. The Company is paid by the floorplan companies shortly after shipment and as part of its marketing programs the Company pays the floorplan financing of its dealers for certain set time periods depending on the size of a dealer's order. The financing agreements require repurchase of repossessed new and unused units and sets limits upon the Company's potential liability for annual repurchases. The aggregate potential liability was approximately $11,100,000 at March 31, 2000. No material losses have been incurred by the Company under these agreements, which are terminable by either party upon 30 days notice. The Company has also guaranteed approximately 50% of the amounts financed by its dealers with one of the finance companies. At March 31, 2000, the Company's maximum level of exposure under this guarantee is approximately $73,589,000. No material losses have been incurred by the Company under this agreement.

Competition

     The snowmobile and ATV markets are highly competitive, based on a number of factors, including performance, styling, fit and finish, brand loyalty, reliability, durability and price. The Company believes Arctic Cat snowmobiles and ATVs are highly regarded by consumers in all of these competitive categories. Certain of the Company's competitors are more diversified and have financial and marketing resources which are substantially greater than those of the Company.

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

     California has recently enacted legislation setting emission standards for ATVs and the federal government has finalized legislation setting emission standards for a number of vehicles including PWC. Currently, the Company's ATVs meet the emission standard requirements in California. The federal government has also enacted legislation mandating emission standards for PWC beginning in 1999 with annual reductions in the emission standards through the year 2006. The Company's 1999 models were engineered and tested to meet emission standards. The Company has signed an agreement with Outboard Marine Corporation (OMC) to supply it's FICHT(TM) Fuel Injection system in order to ensure compliance with these emission standards for the 1999 model year, the last year of PWC production. The Company supports balanced and appropriate programs that educate the customer on safe use of its products and that protects the environment. Although currently the snowmobile industry is not regulated by any federal or state legislation (see discussion below), the Environmental Protection Agency (EPA) has initiated the regulations process to regulate snowmobile and ATV engines. A final ruling is expected no earlier than September of 2001 affecting the 2004 or 2005 model years.

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

     Certain materials used in snowmobile and ATV manufacturing that are toxic, flammable, corrosive or reactive are classified by the federal and state governments as "hazardous materials." Control of these substances is regulated by the EPA and various state pollution control agencies, which require reports and inspection of facilities to monitor compliance. The Company's cost of compliance with environmental regulations has not been, and is not expected to be, material. The Company's manufacturing facilities are subject to the regulations promulgated by, and may be inspected by, the Occupational Safety and Health Administration.

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

Effects of Weather

     While from time to time lack of snowfall in a particular region of the United States or Canada may adversely affect snowmobile retail sales within that region, the Company works to mitigate this effect by taking snowmobile orders in the spring for the following winter season and by working with its dealers to move snowmobiles out of a region with light snowfall to another region with heavier snowfall. Nonetheless, there is no assurance that weather conditions will not materially effect the Company's future sales of snowmobiles or ATVs.

Employees

     At March 31, 2000, the Company had approximately 1,400 employees including 250 salaried and 1,150 hourly and production personnel. Due to the seasonal nature of sales and the Company's production schedules, prior to the introduction of the PWC and ATV, approximately 60% of hourly personnel worked only during the spring through the late fall production period. However, during the past five fiscal years, most employees remained employed throughout the year to produce the Arctic Cat ATV and the now discontinued PWC. The Company's employees are not represented by a union or subject to a collective bargaining agreement. The Company has never experienced a strike or work stoppage and considers its relations with its employees to be excellent.

Intellectual Property

     The Company makes an effort to patent all significant innovations that it considers patentable and owns numerous patents and know-how which relate to production of its snowmobiles, ATVs and other products. Trademarks are important to the Company's snowmobile, ATVs and related parts, garments and accessories business activities. While from time to time the Company becomes aware of the unauthorized use of its trademarks, particularly in the sale of promotional items, the Company has a vigorous program of trademark enforcement to eliminate the unauthorized use of its trademarks, thereby strengthening the value of its trademarks and improving its image and customer goodwill. The Company believes that its "Arctic Cat " registered United States trademark is its most significant trademark. Additionally, the Company has numerous registered trademarks, trade names and logos, both in the United States and internationally.


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

     The Company owns a 37,000 square foot building located in Madison, South Dakota, which is used to paint hoods and produce parts for the Company's Arctic Cat snowmobiles and ATVs. The Company also owns a 220,000 square foot facility in Bucyrus, Ohio, to house its service parts, garments and accessories distribution operations. The Company believes the Bucyrus facility's proximity to central shipping hubs and close access to Canada provides decreased delivery times to the majority of its dealers.

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



Item 4.  Submission of Matters to a Vote of Security Holders

                              None

Item 4(A).  Executive Officers of Registrant

       Name                Age                 Position
      ______              _____               __________
William G. Ness            62       Chairman of the Board of Directors
Christopher A. Twomey      52       President and Chief Executive Officer
Mark E. Blackwell          47       Vice President--Marketing
Terry J. Blount            57       Vice President--Human Resources
Timothy C. Delmore         46       Chief Financial Officer and Secretary
Ronald G. Ray              51       Vice President--Manufacturing
Roger H. Skime             57       Vice President--Research & Development
Ole E. Tweet               53       Vice President--New Product Development

     Mr. Ness has been Chairman of the Board of Directors of the Company since its inception in 1983. He is also a director of Northern Woodwork (specialty furniture manufacturer), a director of Northern State Bank, Itasca Bemidji Incorporated, and May Corporation.

     Mr. Twomey has been President and Chief Executive Officer of the Company since January 1986 and a director since 1987. He has held various executive officer positions with the Company since 1983. Mr. Twomey is currently serving as a director of The Toro Company.

     Mr. Blackwell has been Vice President--Marketing since May of 1992 and has over 18 years of marketing experience in the recreational vehicle field. Previously he served for five years as Marketing Director for American Suzuki Motor Corporation, including responsibilities in the motorcycle and marine divisions.

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

     Mr. Ray has been Vice President-Manufacturing since April of 1992 and has over 30 years of manufacturing experience. Before joining Arctic Cat he served eight years as Vice President of Manufacturing for a Minnesota based company.

     Mr. Skime has been Vice President--Research and Development of the Company since its inception in 1983 and has been employed in the snowmobile industry for 39 years.

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

                                                    Years Ended
                                   --------------------------------------------
                                    March 31, 2000             March 31, 1999
                                    --------------             --------------
   Quarterly Prices                High         Low            High       Low
                                   ----         ----           ----      ----
   First Quarter                   $10.00       $ 7.75        $10.25    $  8.69
   Second Quarter                  $10.50       $ 8.88        $ 9.88    $  8.50
   Third Quarter                   $10.50       $ 8.63        $10.88    $  8.38
   Fourth Quarter                  $10.31       $ 9.75        $10.50    $  7.69

     As of June 12, 2000, the Company had approximately 587 stockholders of record, including the nominee of Depository Trust Company which held 14,855,565 shares of common stock.

     On March 2, 1992, the Company initiated a $0.0267 per share regular quarterly dividend. The quarterly dividend was increased to $0.0355 per share on March 2, 1993 and subsequently increased to $0.0467 per share on March 2, 1994. The Company has paid a quarterly dividend of $0.06 per share since February 2, 1995.









                    (This space intentionally left blank.)



















Item 6.    Selected Financial Data
Years Ended March 31,
(in thousands, except per share amounts)

                             2000      1999       1998      1997    1996
                             ____      ____       ____      ____    ____
Income Statement Data:
Net sales                  $484,011  $480,348   $504,206  $468,595 $404,996
Cost of goods sold          363,458   357,137    368,688   351,249  308,946
                           ________   ________  ________  ________ _________
Gross profit                120,553   123,211    135,518   117,346   96,050

Selling, general and
  administrative expenses   114,845    90,280     97,840    83,282   72,473
                           ________   ________  ________  ________ ________
Operating profit              5,708    32,931     37,678    34,064   23,577

Interest income               4,591     2,933      1,837     1,798    2,228

Interest expense                  -       (27)       (59)     (109)       -
                           ________   ________  ________  ________ _________

Earnings before income taxes 10,299    35,837     39,456    35,753   25,805

Income taxes                  2,678    12,722     14,007    12,692    9,159
                           ________   ________  ________  ________ _________

Net earnings                $ 7,621*  $23,115   $ 25,449  $ 23,061 $ 16,646
                           --------   --------  --------  -------- ---------
                           --------   --------  --------  -------- ---------
Net earnings per share
        Basic               $  0.30*  $  0.84   $  0.88   $   0.78 $  0.56
        Diluted             $  0.30*  $  0.84   $  0.88   $   0.78 $  0.56

Cash dividends per share    $  0.24   $  0.24   $  0.24   $   0.24 $  0.24
                           --------   -------   -------   -------- ---------
                           --------   -------   -------   -------- ---------
Weighted average shares
outstanding
        Basic                25,535    27,632     28,974    29,476   29,661
        Diluted              25,586    27,668     29,059    29,653   29,928

* During fiscal 2000 the Company announced that it was exiting the personal watercraft (PWC) business effective September 30, 1999. Fiscal 2000 results include a pretax charge of $26.2 million ($16.9 million after tax) or $0.66 per share for certain costs related to the discontinued PWC business. The charge consists of $21.5 million of exit related costs. In addition, other PWC related charges include a $3.1 million change in estimate and $1.6 million in other costs.
___________________________________________________________________________

As of March 31,                  2000      1999      1998      1997      1996
Balance Sheet Data (in thousands)

Cash & short-term investments $ 108,277 $  95,208 $  58,545 $  50,740 $  44,002
Working capital                 132,072   142,039   142,243   131,604   130,142
Total assets                    246,535   240,146   229,718   217,967   207,996
Long-term debt                     --        --        --        --        --
Shareholders' equity            162,558   175,479   177,505   166,738   156,193
___________________________________________________________________________


QUARTERLY FINANCIAL DATA (unaudited)
(in thousands, except per share amounts)
                   Total  First     Second    Third     Fourth
                   Year   Quarter   Quarter   Quarter   Quarter
Net Sales          ______  ______    ______    ______    ______
    2000         $484,011 $86,928   $205,507  $109,009  $82,567
    1999          480,348  88,651    193,382   109,750   88,565
    1998          504,206  85,467    196,846   139,808   82,085

Gross Profit
    2000         $120,553 $21,715   $ 48,806  $ 33,414  $16,618
    1999          123,211  21,951     53,264    31,523   16,473
    1998          135,518  21,392     55,315    41,056   17,755

Net Earnings (Loss)
    2000         $  7,621 $ 1,861   $  2,172  $  4,311  $  (723)
    1999           23,115   1,529     19,039     4,278   (1,731)
    1998           25,449     872     19,904     6,193   (1,520)

Net Earnings (Loss) Per Share
2000 - Basic & Diluted   $   0.30 $  0.07    $  0.08   $  0.17  $ (0.03)

1999 - Basic & Diluted       0.84    0.05       0.68      0.16    (0.06)

1998 - Basic & Diluted       0.88    0.03       0.68      0.21    (0.05)






Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Fiscal 2000 was a year of numerous accomplishments for Arctic Cat.
ATV sales increased 46% as Arctic Cat outpaced the ATV industry's double-digit growth. ATV growth continues to diversify the Company's sales mix. One third of all sales are now from ATV's. During the year Arctic Cat made a strategic decision to exit the PWC business to enhance focus on the fast growing ATV business and snowmobile business. Due to weather conditions the snowmobile market decreased for the third year in a row. However, given normal snow and Arctic Cat's excellent product line, the Company believes snowmobile sales will begin growing again in fiscal 2002. Also during the year the Company repurchased 1.5 million shares of Arctic Cat stock and reduced inventories by nearly 11% or $7 million. Since 1996 the Company has repurchased nearly 5,000,000 shares of Arctic Cat stock under various repurchase programs.

Results of Operations
     2000 vs. 1999

     During fiscal 2000 net sales increased 0.8% to $484,011,000 from $480,348,000 in fiscal 1999. ATV unit volume increased 44.2% offset by a 13.3% decrease in snowmobile unit volume, a 69.2% decrease in PWC unit volume and a 7.6% increase in dollar sales of parts, garments and accessories. The Company believes the continued increase in its ATV sales is due both to enthusiastic dealer and consumer reception of the Arctic Cat ATV and growth in the ATV market. Snowmobile unit volume decreased because of lower dealer orders related to warmer than usual weather during the prior winter season.
PWC unit volume decreased because of the Company's decision to exit the PWC business.

     Gross profit decreased 2.2% to $120,553,000 in 2000 from $123,211,000 in 1999 and the gross profit percentage decreased to 24.9% from 25.7% in 1999. These decreases are due to exit and related costs associated with the PWC business.

     Selling, general and administrative expenses increased 27.2% to $114,845,000 in 2000 from $90,280,000 in 1999. The increase is mainly due to $18,627,000 of exit costs associated with the discontinued PWC business. These charges mainly consist of items such as consumer incentive programs, write-offs of equipment and tooling, and costs related to the Company's dealers. Year-to-date operating expenses also increased due to costs of $2,410,000 relating to legal and other matters. The remainder of the increase is attributable to increased ATV marketing expenses related to higher sales levels. Without the exit costs associated with the discontinued PWC business operating expenses would have increased 6.6% to $96,218,000 from $90,280,000 compared to the same period last year. As a percent of net sales, year-to-date operating expenses, excluding PWC exit costs would have been 19.9% compared with 18.8% for the same period last year.

     Operating profits decreased 82.7% to $5,708,000 in 2000 from $32,931,000 in 1999. As a percent of net sales, operating profits decreased to 1.2% in 2000 compared to 6.8% in 1999 (see gross profit and operating expenses discussion).

     Net earnings decreased 67.0% to $7,621,000 or $0.30 per share on a diluted basis, as compared to net earnings of $23,115,000 or $0.84 per share on a diluted basis for fiscal 1999. Net earnings as a percent of net sales were 1.6% and 4.8% in 2000 and 1999, respectively. Without the exit costs and related costs associated with the discontinued PWC business, year-to-date net earnings would have been $24,520,000 or $0.96 per diluted share, as compared to net earnings of $23,115,000 or $0.84 per diluted share, for the same period last year.

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

Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company believes current available cash and cash generated from operations will provide sufficient funds to finance the Company for the foreseeable future or twelve months.

Cash and Short-Term Investments

     Cash and short-term investments were $108,277,000 at March 31, 2000 compared to $90,208,000 at March 31, 1999. The Company's cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company's snowmobile and spring ATV production cycles begin. The Company's investment objectives are first, safety of principal and second, rate of return.

Working Capital

     The Company has an unsecured credit agreement with a bank for the issuance of up to $75,000,000 of documentary and stand-by letters of credit and for working capital. Total working capital borrowings under the credit agreement are limited to $30,000,000. The total letters of credit issued at March 31, 2000 were $15,930,000, of which $15,009,000 was issued to Suzuki Motor Corporation for engine purchases. During fiscal 1996 and 1998, the Company's Board of Directors authorized the repurchase of a total of 3,000,000 shares of common stock. Since 1996, the Company's Board of Directors has authorized the repurchase total of 4,500,000 shares and an additional $30,000,000 in shares of common stock. During 2000, 1999 and 1998, the Company invested $14,411,000 , $18,493,000 and $8,392,000 to repurchase and cancel 1,500,800, 2,049,114, and 834,900 shares.

     In 2000, the Company invested $11,200,000 in capital expenditures. The Company expects that fiscal 2001 capital expenditures, including tooling, will be approximately $12,500,000. The Company believes that cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program and capital expenditure requirements for the foreseeable future or twelve months.

     The Company has agreements with certain finance companies to provide floor plan financing for the Company's North American dealers. These agreements improve the Company's liquidity by financing dealer purchases of products without requiring substantial use of the Company's working capital. The Company is paid by the floor plan companies shortly after shipment and as part of its marketing programs the Company pays the floor plan financing of its dealers for certain set time periods depending on the size of a dealer's order. The financing agreements require repurchase of repossessed new and unused units and set limits upon the Company's potential liability for annual repurchases. The aggregate potential liability was approximately $11,100,000 at March 31, 2000. No material losses have been incurred by the Company under these agreements, which are terminable by either party upon 30 days notice. The Company has also guaranteed approximately 50% of the amounts financed by its dealers with one of the finance companies. At March 31, 2000, the Company's maximum level of exposure under this guarantee is approximately $73,589,000. No material losses have been incurred by the Company under this agreement. The Company believes current available cash and cash generated from operations provide sufficient funding in the event there is a requirement to perform under this guarantee.

Inflation and Exchange Rates

     Inflation is not expected to have a significant impact on the Company's business. The Company generally has been able to offset the impact of increasing costs through a combination of productivity gains and price increases.

     During fiscal 2000, 32% of the Company's cost of sales were purchased from Japanese yen denominated suppliers. The majority of these purchases were made from Suzuki Motor Corporation who supplies engines for the Company's snowmobiles and ATVs. The Company has an agreement with Suzuki Motor Corporation for snowmobile and PWC engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually. During fiscal 2000, the exchange rate fluctuation between the U.S. dollar and the Japanese yen had a modest negative impact on its operating results. From time to time the Company utilizes foreign exchange hedging contracts to minimize the impact of exchange rate fluctuations. At March 31, 2000, there were foreign exchange contracts outstanding, totalling $15,304,000.

     Sales to Canadian dealers are made in Canadian dollars with the U.S. dollar serving as the functional currency. During fiscal 2000, sales to Canadian dealers comprised 14.5% of total net sales. During fiscal 2000, the exchange rate fluctuation between the U.S. dollar and the Canadian dollar had a slightly positive impact on operating profits. The Company did not hedge for this exchange rate fluctuation.



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


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

          The Company is subject to certain market risk relating to changes in interest rates and foreign currency exchange rates. Information regarding foreign currency exchange rates is discussed within "Management's Discussion and Analysis -- Inflation and Exchange
          Rate" and footnote A to Financial Statements. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of available-for-sale debt securities approximate related fair value and the associated market risk is not deemed to be significant.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                      None

























                                Part III

Item 10.  Directors and Executive Officers of the Registrant

     The information included under the heading "Election of Directors" and "Beneficial Ownership of Capital Stock-Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 3, 2000, is incorporated herein by reference.

     Pursuant to instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Item 4(A) of this Form 10-K.

Item 11.  Executive Compensation

     The information included under the heading "Executive Compensation and Other Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 3, 2000, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information included under the heading "Beneficial Ownership of Capital Stock" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 3, 2000, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions, appearing under the heading "Executive Compensation and Other Information-Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 3, 2000, is incorporated herein by reference.























                                 PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)  Documents filed as part of report

     1. Financial Statements.

          The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K:

                                                              Form 10-K
                                                            Page Reference
          (i)    Consolidated Balance Sheets                      F-1
                 as of March 31, 2000 and 1999


          (ii)   Consolidated Statements of Earnings              F-2
                 for the three years ended March 31, 2000, 1999 and 1998

          (iii)  Consolidated Statements of Shareholders'         F-3
                 Equity for the three years ended March 31, 2000, 1999 and 1998

          (iv)   Consolidated Statements of Cash Flows            F-4
                 for the three years ended March 31, 2000, 1999 and 1998

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

          4(b) Rights Agreement by and between the Company and Norwest Bank Minnesota, N.A., dated September 5, 1991 (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed with the SEC on September 9, 1991).

         10(a) 1989 Stock Option Plan, as amended                 (3)

         10(b) 1995 Stock Option Plan, as amended                 (3)

         10(c) Purchase/Supply Agreement dated as of              (1)
               March 1, 1985 between Suzuki Motor Co.,
               Ltd. and the Company, and related Agreement on Implementation of Warranty Provision.

         10(d) Form of Employment Agreement between the           (1)
               Company and each of its executive officers

         10(e) Floorplan Repurchase Agreement dated               (1)
               July 13, 1984, between the Company
               and ITT Commercial Finance Corp.

         10(f) Floorplan Repurchase Agreement dated as            (1)
               of June 15, 1988, between the Company
               And ITT Commercial Finance, a division
               Of ITT Industries of Canada, Ltd.

         10(g) Discretionary Revolving Credit Facility,           (3)
               dated as of June 6, 1997, between the Company and Norwest Bank Minnesota, National Association.

           21  Subsidiaries of the Registrant                     (2)

           23  Consent of Independent Certified Public Accountants(2)

           27  Financial Data Schedule-March 31, 2000             (2)


    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended March 31, 2000.

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





                                     SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of June, 2000.
                                   ARCTIC CAT INC.

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

/s/William G. Ness                                      June 29, 2000
___________________________                             ___________________
William G. Ness
Chairman of the Board and Director

/s/Christopher A. Twomey                                June 29, 2000
___________________________                             ___________________
Christopher A. Twomey
President, Chief Executive Officer
and Director
(Principle Executive Officer)

/s/Timothy C. Delmore                                   June 29, 2000
___________________________                             ___________________
Timothy C. Delmore
Chief Financial Officer
(Principle Financial and Accounting Officer)

/s/Robert J. Dondelinger                                June 29, 2000
___________________________                             ___________________
Robert J. Dondelinger, Director

/s/William I. Hagen                                     June 29, 2000
___________________________                              ___________________
William I. Hagen, Director

/s/John C. Heinmiller                                   June 29, 2000
___________________________                              ___________________
John C. Heinmiller, Director

/s/Gregg A. Ostrander                                   June 29, 2000
___________________________                              ___________________
Gregg A. Ostrander, Director

/s/Kenneth J. Roering                                   June 29, 2000
___________________________                              ___________________
Kenneth J. Roering, Director
                                                        June 29, 2000
___________________________                              ___________________
Takekazu Kaito, Director

                             Arctic Cat Inc.
                       CONSOLIDATED BALANCE SHEETS
                                March 31,


ASSETS                                           2000             1999
 CURRENT ASSETS
   Cash and equivalents                      $ 60,028,000      $51,413,000
   Short-term investments                      48,249,000       43,795,000
   Accounts receivable, less allowances        18,348,000       23,263,000
   Inventories                                 61,669,000       68,644,000
   Prepaid expenses                             2,880,000        2,925,000
   Deferred income taxes                       18,975,000       12,220,000
                                               __________       __________
        Total current assets                  210,149,000      202,260,000

 PROPERTY AND EQUIPMENT - AT COST
   Machinery, equipment and tooling            71,936,000       75,500,000
   Land, buildings and improvements            16,861,000       15,548,000
                                               __________       __________
                                               88,797,000       91,048,000
   Less accumulated depreciation               52,411,000       53,162,000
                                               __________       __________
                                               36,386,000       37,886,000
                                               __________       __________
                                             $246,535,000     $240,146,000
                                               ----------       ----------
                                               ----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                          $ 27,318,000     $ 23,665,000
   Accrued expenses                            49,777,000       33,244,000
   Income taxes payable                           982,000        3,312,000
                                               ----------       ----------
        Total current liabilities              78,077,000       60,221,000

 DEFERRED INCOME TAXES                          5,900,000        4,446,000

 COMMITMENTS AND CONTINGENCIES                          -                -

 SHAREHOLDERS' EQUITY
   Preferred stock, par value $1.00;
    2,050,000 shares authorized; none issued            -                -
   Preferred stock - Series A Junior
    Participating, par value $1.00;
    450,000 shares authorized; none issued              -                -
   Common stock, par value $.01; 37,440,000
    shares authorized; shares issued and
    outstanding, 17,327,975 in 2000;
    18,828,775 in 1999                            173,000          188,000
   Class B common stock, par value $0.01;
    7,560,000 shares authorized, issued,
    and outstanding                                76,000           76,000
   Retained earnings                          162,309,000      175,215,000
                                               __________       __________
                                              162,558,000      175,479,000
                                               __________       __________
                                             $246,535,000     $240,146,000
                                               ----------       ----------
                                               ----------       ----------
The accompanying notes are an integral part of these statements.




                                      F-1





                            Arctic Cat Inc.
                  Consolidated Statements of Earnings
                         Years Ended March 31,



                                   2000           1999             1998
                                -----------    -----------      -----------
Net sales                      $484,011,000   $480,348,000     $504,206,000
Cost of goods sold              360,623,000    357,137,000      368,688,000
Watercraft inventory writedown    2,835,000              -                -
                                ___________    ___________      ___________
     Gross profit               120,553,000    123,211,000      135,518,000

Selling, general and
     administrative expenses     96,218,000     90,280,000       97,840,000
Watercraft exit costs            15,147,000              -                -
Watercraft asset impairment       3,480,000              -                -
                                ___________    ___________      ___________
     Operating profit             5,708,000     32,931,000       37,678,000

Other income (expense)
     Interest income              4,591,000      2,933,000        1,837,000
     Interest expense                     -        (27,000)         (59,000)
                                ___________    ___________      ___________
                                  4,591,000      2,906,000        1,778,000
                                ___________    ___________      ___________

Earnings before income taxes     10,299,000     35,837,000       39,456,000
Income tax expense                2,678,000     12,722,000       14,007,000
                                ___________    ___________      ___________

     Net earnings               $ 7,621,000    $23,115,000      $25,449,000
                                -----------    -----------      -----------
                                -----------    -----------      -----------
Basic and diluted net
     earnings per share         $      0.30    $      0.84      $      0.88
                                -----------    -----------      -----------
                                -----------    -----------      -----------
Weighted average shares outstanding

     Basic                       25,535,000     27,632,000       28,974,000
     Diluted                     25,586,000     27,668,000       29,059,000
                                 ----------    -----------      -----------
                                 ----------    -----------      -----------
The accompanying notes are an integral part of these statements.
                                   F-2

                            Arctic Cat Inc.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Years Ended March 31,

                                       Class B     Additional
                   Common Stock     Common Stock    Paid-in  Retained
                  Shares  Amount   Shares   Amount  Capital  Earnings Total
________________  ______  ______   ______   _______ ________ _____    ______
Balances at April 1, 1997
             21,533,136 $215,000 7,560,000 $76,000 $17,069,000 $149,378,000
$166,738,000
Exercise of stock options
                230,949    3,000      -       -      1,382,000         -
   1,385,000
Repurchase of common stock
               (906,176)  (9,000)     -       -     (9,095,000)        -
  (9,104,000)
Dividends ($0.24 per share)
                   -        -         -       -           -      (6,963,000)
  (6,963,000)
Net earnings       -        -         -       -           -      25,449,000
  25,449,000
________________________________________________________________________

Balances at March 31, 1998
             20,857,909  209,000 7,560,000  76,000   9,356,000  167,864,000
 177,505,000
Exercise of stock options
                 49,950     -         -       -        299,000         -
     299,000
Repurchase of common stock
             (2,079,084) (21,000)     -       -     (9,655,000)  (9,116,000)
 (18,792,000)
Dividends ($0.24 per share)
                   -        -         -       -           -      (6,648,000)
  (6,648,000)
Net earnings       -        -         -       -           -      23,115,000
  23,115,000
 _______________________________________________________________________

Balances at March 31, 1999
             18,828,775  188,000 7,560,000  76,000        -     175,215,000
 175,479,000
Repurchase of common stock
             (1,500,800) (15,000)     -       -           -     (14,396,000)
 (14,411,000)
Dividends ($0.24 per share)
                   -        -         -       -           -      (6,131,000)
  (6,131,000)
Net earnings       -        -         -       -           -       7,621,000
   7,621,000
 _______________________________________________________________________

Balances at March 31, 2000
             17,327,975 $173,000 7,560,000 $76,000        -    $162,309,000
$162,558,000
------------------------------------------------------------------------
------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.
                                 F-3

                               Arctic Cat Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended March 31,


                                                2000        1999      1998
                                            ----------  ----------  ----------
Cash flows from operating activities       $ 7,621,000 $23,115,000 $25,449,000
 Net earnings
   Adjustments to reconcile net earnings to
    net cash provided by operating activities
     Depreciation                           10,569,000  12,486,000  13,369,000
     Deferred income taxes                  (5,301,000) (3,261,000)   (517,000)
     Watercraft inventory writedown, exit
      costs and asset impairment            21,462,000           -           -
     Changes in operating assets and
      liabilities, net of effect of
      watercraft charges:
       Trading securities                   (5,009,000)(10,566,000) 11,670,000
       Accounts receivable                   4,915,000   6,954,000  (2,824,000)
       Inventories                           1,689,000  19,505,000  (1,647,000)
       Prepaid expenses                       (305,000) (1,154,000)   (153,000)
       Accounts payable                      3,303,000   2,994,000    (915,000)
       Accrued expenses                      3,207,000   6,277,000   1,697,000
       Income taxes                         (2,330,000)  5,423,000   1,727,000
                                             ---------   ---------   ---------
 Net cash provided by operating activities  39,821,000  61,773,000  47,856,000

Cash flows from investing activities
 Purchase of property and equipment        (11,219,000)(10,535,000)(13,699,000)
 Sale and maturity of available-for-sale
    securities                                 555,000     552,000   1,070,000
 Purchase of available-for-sale securities           -           -  (1,321,000)
                                             ---------   ---------   ---------
     Net cash used in investing activities (10,664,000) (9,983,000)(13,950,000)

Cash flows from financing activities
    Proceeds from issuance of common stock           -           -     827,000
    Repurchase of common stock             (14,411,000)(18,493,000) (8,546,000)
    Dividends paid                          (6,131,000) (6,648,000) (6,963,000)
                                             ---------   ---------   ---------
     Net cash used in financing activities (20,542,000)(25,141,000)(14,682,000)
                                             ---------   ---------   ---------
Net increase in cash and equivalents         8,615,000  26,649,000  19,224,000

Cash and equivalents at beginning of year   51,413,000  24,764,000   5,540,000
                                             ---------   ---------   ---------
Cash and equivalents at end of year        $60,028,000 $51,413,000 $24,764,000
                                             ---------   ---------   ---------
                                             ---------   ---------   ---------
Supplemental disclosure of cash payments for
income taxes                               $11,168,000 $12,191,000 $15,797,000
                                             ---------   ---------   ---------
                                             ---------   ---------   ---------
The accompanying notes are an integral part of these statements.
                                     F-4



                          Arctic Cat Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   March 31, 2000, 1999 and 1998


Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Arctic Cat Inc.(the "Company") operates in a single industry segment and designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, and related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota. The Company's products are sold through a network of independent dealers and distributors located throughout the United States, Canada, Scandinavia and other international markets.

Use of Estimates:
Preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements. Actual results could differ from the estimates used by management.

Principles of Consolidation:
The consolidated financial statements include the accounts of Arctic Cat Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents:
The Company considers highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of commercial paper and put bonds and are stated at cost, which approximates market value based upon quoted market prices. Cash equivalents totaled $65,468,000 and $57,432,000 at March 31, 2000 and 1999.

Fair Values of Financial Instruments:
Due to their short-term nature, the carrying value of current financial assets and liabilities approximates their fair value.

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

Property and Equipment:
Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using the units of production method for tooling and the straight-line method for all other property and equipment. Tooling is amortized over the life of the product, generally three years. Estimated services lives range from 15-20 years for buildings and improvements and 5-7 years for machinery and equipment. Accelerated and straight-line methods are used for income tax reporting.

                                  F-5

Product Warranties:
     The Company provides for estimated warranty costs at the time of sale and accrues for specific items after the sale when their existence is known and the amounts are determinable. During fiscal 2000, the Company recognized a $3,100,000 change in the estimate of its warranty costs.

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

Research and Development:
     Research and development costs are expensed as incurred and are reported as a component of selling, general and administrative expenses. Research and development expense was $9,872,000, $9,545,000 and $10,273,000 during 2000,
1999 and 1998.

Advertising:
     The Company expenses advertising costs as incurred. Advertising expense was $17,225,000, $16,238,000 and $19,605,000 during 2000, 1999 and 1998.

Stock-Based Compensation:
     The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation plans. Pro forma information related to the fair value based method of accounting is contained in Note K.

Net Earnings Per Share:
     The Company's diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 1,206,084, 1,363,236 and 892,380 shares of common stock with weighted average exercise prices of $11.47, $11.65 and $12.44 were outstanding during 2000, 1999 and 1998, but were excluded from the computation of common share equivalents because they were anti-dilutive.

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

      The Company enters into forward exchange contracts to hedge purchase commitments denominated in Japanese yen for ATV engines. Gains and losses on the forward exchange contracts are deferred and included in the valuation of the acquired inventory as the forward exchange contracts hedge the underlying foreign exchange exposure. At March 31, 2000, the Company had open Japanese yen forward exchange purchase contracts with notional amounts totaling $15,304,000 maturing through April 2000. The Company does not enter into forward exchange contracts for trading purposes.
                                  F-6

New Accounting Pronouncements:
     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS")No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires entities to recognize derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for derivatives used in risk management strategies (hedging activities), prescribes the items and transactions that may be hedged, and specifies detailed criteria required to qualify for hedge accounting. Management believes the adoption of SFAS 133 will not have a material effect on the consolidated financial statements.

     FASB Interpretation 44, Interpretation of APB Opinion 25 ("FIN 44"), was issued in March 2000. FIN 44 provides an interpretation of APB Opinion 25 on accounting for employee stock compensation and describes its application to certain transactions. FIN 44 is effective on July 1, 2000. It applies on a prospective basis to events occurring after that date, except for certain transactions involving options granted to nonemployees, repriced fixed options, and modifications to add reload option features, which apply to awards granted after December 31, 1998. The provisions of FIN 44 are not expected to have a material effect on transactions entered into through March 31, 2000.


NOTE B - SHORT-TERM INVESTMENTS

     Short-term investments consist primarily of a diversified portfolio of municipal bonds and money market funds and are classified as follows at March 31:

                                              2000                1999
                                           ----------          ----------
Trading securities                        $36,395,000         $31,386,000
Available-for-sale debt securities         11,854,000          12,409,000
                                           ----------          ----------
                                          $48,249,000         $43,795,000
                                           ----------          ----------
                                           ----------          ----------

     The contractual maturities of available-for-sale debt securities at March 31, 2000, are as follows: $630,000 within one year, $8,453,000 from one year through five years, and $2,771,000 from five years through ten years. Gross realized and unrealized gains and losses related to available-for-sale securities were not material.

     At March 31, 2000, $21,994,000 of the trading securities were invested in three money market funds. At March 31, 1999, $19,059,000 of the trading securities were invested in two money market funds.

NOTE C - INVENTORIES
Inventories consist of the following at March 31:
                                          2000                    1999
                                       ----------              ----------
Raw materials and sub-assemblies      $20,669,000             $22,067,000
Finished goods                         15,607,000              24,291,000
Parts, garments and accessories        25,393,000              22,286,000
                                       ----------              ----------
                                      $61,669,000             $68,644,000
                                       ----------              ----------
                                       ----------              ----------

                                  F-7


NOTE D - ACCRUED EXPENSES

Accrued expenses consist of the following at March 31:

                                  2000                     1999
                                ---------                ---------
Marketing                     $12,158,000              $10,888,000
Compensation                    6,802,000                8,622,000
Warranties                     11,097,000                5,560,000
Insurance                       5,400,000                4,952,000
Watercraft exit costs          10,893,000                        -
Other                           3,427,000                3,222,000
                                ---------                ---------
                              $49,777,000              $33,244,000
                                ---------                ---------
                                ---------                ---------

NOTE E - DISCONTINUED PERSONAL WATERCRAFT BUSINESS AND RELATED COSTS

     On October 7, 1999, the Company annnounced that it was exiting the personal watercraft (PWC) business effective September 30, 1999 and recorded a charge of $21,462,000. The charge included $8,961,000 for consumer incentives to aid Company dealers in the disposition of their current inventory. Additionally, the Company analyzed all long-lived PWC assets in connection with this exit that indicated an impaired carrying value. The Company expects to utilize a portion of these assets in other production areas. All long-lived assets with no alternative use, totalling $3,480,000, were taken out of service and written off. Costs to dispose as well as any gain on sale of long-lived assets are expected not to be significant. The Company also analyzed inventories and recorded a charge of $2,835,000 to reduce the current carrying value to a net realizable value. The Company has not produced additional PWC units beyond the completed production of the 1999 model. Therefore, the Company identified inventories of $2,451,000 that will not be used beyond September 30, 1999 and has written off. The Company has also accrued $2,400,000 relating to other dealer matters. The Company has written off certain PWC technology of $700,000, and accrued $635,000 for other costs. The Company anticipates the majority of the PWC exit plan costs will be incurred by September 2000, although some exit costs will be incurred through September 2001.

     The approximate net sales of the PWC product line was $4,425,000 for the year ended March 31, 2000.

     During the period ending March 31, 2000, activity within the consumer incentives, other dealer matters and PWC technology, tooling and other exit costs were $1,992,000, $0, and $441,000. The remaining accrued expenses, included within the balance sheet caption other accrued expense, for these items at March 31, 2000 were $6,334,000, $2,400,000, and $1,524,000. There were no adjustments to the initial recorded accrual in conjunction with the PWC exit plan for the period ending March 31, 2000. Current activity includes consumer incentive paid to dealers and costs to dismantle non-production PWC assets and inventory.

NOTE F - FINANCING

     The Company has a $75,000,000 unsecured bank credit agreement for documentary and stand-by letters of credit and for working capital purposes. Total working capital borrowings under the credit agreement are limited to $30,000,000. The credit agreement is due on demand and expires July 31, 2000, however, management believes they will be able to renew the existing line of credit under materially similar terms. Interest on the working capital borrowings is payable monthly at alternative interest rates, at the Company's election. The credit agreement contains certain covenants. At March 31, 2000, there were $15,930,000 of issued letters of credit outstanding and no working capital borrowings outstanding. Of the issued letters of credit outstanding, $15,009,000 were issued to Suzuki for engine purchases (see note H). Outstanding letters of credit will be repaid over the following seven months in accordance with the credit agreement and any such renewal.


NOTE G - RETIREMENT SAVINGS PLAN

     The Company's 401(k) retirement savings plan covers substantially all eligible employees. Employees may contribute up to 20% of their compensation with the Company matching 100% of the employee contributions, up to a maximum of 3% of the employee's compensation. The Company can elect to make additional contributions at its discretion. Total Company matching contributions were $1,066,000, $964,000 and $851,000 in 2000, 1999 and 1998. There were no discretionary contributions made during 2000, 1999 and 1998.

NOTE H - RELATED PARTY TRANSACTIONS

     The Company purchases engines and related parts from Suzuki Motor Corporation (Suzuki-see note K) in Japan. Such purchases totaled $120,505,000, $91,724,000 and $94,955,000 in 2000, 1999 and 1998. The purchase price of the engines and related parts is determined annually. The Company has an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually.

     The Company is dependent on Suzuki for the near term supply of its engines and related parts. An interruption of this supply could have a material adverse effect on the Company's operations.

     Freight services and certain raw materials are purchased from companies where certain of the Company's directors are officers or significant shareholders. In 2000, 1999 and 1998, these transactions aggregated $7,612,000, $4,791,000 and $5,053,000.

                                  F-8


NOTE I - INCOME TAXES

Income tax expense consists of the following for the years ended March 31:

                          2000            1999           1998
Current                ----------        ---------     ----------
      - Federal       $ 6,923,000      $14,313,000    $13,057,000
      - State           1,047,000        1,670,000      1,467,000

Deferred               (5,301,000)      (3,261,000)      (517,000)
                       ----------        ---------     ----------
                      $ 2,678,000      $12,722,000    $14,007,000
                       ----------        ---------     ----------
                       ----------        ---------     ----------

     The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended March 31:

                                    2000        1999          1998
                                    ----        ----          ----
Statutory income tax rate           35.0%       35.0%         35.0%
State taxes                          4.0         2.5           2.4
Tax exempt interest                 (5.1)       (1.0)         (0.7)
Foreign sales corporation           (6.7)       (1.4)         (1.3)
Other                               (1.2)        0.4           0.1
                                    -----       -----         -----
                                    26.0%       35.5%         35.5%
                                    -----       -----         -----
                                    -----       -----         -----

     The effective rate decrease for the year ended March 31, 2000 is due to the effect of decreased earnings subject to tax and implementation of new income tax reduction strategies.

     The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes are as follows at March 31:
                                                    2000            1999
Short-term deferred income taxes                  ---------        ---------
      Accrued expenses                          $11,591,000      $ 8,762,000
      PWC exit costs                              4,085,000                -
      Inventory capitalization and writedowns     2,530,000        2,720,000
      Other                                         769,000          738,000
                                                  ---------        ---------
          Net short-term deferred tax asset     $18,975,000      $12,220,000
                                                  ---------        ---------
                                                  ---------        ---------
Long-term deferred income taxes
      Property and equipment                    $ 2,182,000      $ 2,219,000
      Other                                       3,718,000        2,227,000
                                                  ---------        ---------
          Net long-term deferred tax liability  $ 5,900,000      $ 4,446,000
                                                  ---------        ---------
                                                  ---------        ---------


NOTE J - COMMITMENTS AND CONTINGENCIES

Dealer Financing:
     Finance companies provide certain of the Company's dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At March 31, 2000, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $11,100,000. The Company has also guaranteed approximately 50% of the amounts financed by its dealers and distributors with one of the finance companies. At March 31, 2000, the Company's maximum exposure under this guarantee was $73,589,000. Losses incurred under these agreements during the periods presented have not been significant.

Litigation:
     The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not be material to the Company's consolidated financial position, results of operations or cash flows. During fiscal 2000, the Company recognized an approximately $1,600,000 change in the estimate of litigation costs.
                                      F-9


NOTE K - SHAREHOLDERS' EQUITY

Stock Option Plans:
     The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant. At March 31, 2000, the Company had 557,721 shares of common stock available for grant under the plans.

     Transactions under the plans during each of the three years in the period ended March 31, 2000 are summarized as follows:

                                        Number of           Weighted
                                      shares under           average
                                         option           exercise price
                                        --------             -------
Outstanding at April 1, 1997           1,744,512             $10.31
          Granted                         45,000              10.83
          Exercised                     (230,949)              6.00
          Canceled                       (15,000)             10.45
                                        --------             -------
Outstanding at March 31, 1998          1,543,563              10.96
          Granted                        391,000               9.70
          Exercised                      (49,950)              6.00
          Canceled                      (120,573)             11.05
                                        --------             -------
Outstanding at March 31, 1999          1,764,040              10.80
          Granted                        320,000               9.38
          Canceled                       (87,848)             14.35
                                        --------             -------
Outstanding at March 31, 2000          1,996,192             $10.42
                                        --------             -------
                                        --------             -------
Options exercisable at March 31 are as follows:
1998                                     965,380             $11.08

1999                                   1,210,318             $11.24

2000                                   1,425,526             $10.78

The following tables summarize information concerning currently outstanding and exercisable stock options at March 31, 2000:

Options Outstanding

                                      Weighted Average
Range of             Number           Remaining          Weighted Average
Exercise Prices      Outstanding      Contractual Life   Exercise Price
------------         ---------        -----------        -----------
$ 6.00 - $8.03        150,921           2.2 years         $ 6.00
  9.38 - 13.33      1,668,648           6.9 years          10.16
 16.33 - 19.75        176,623           3.9 years          16.67
--------------------------------------------------------------------
                    1,996,192                             $10.42
--------------------------------------------------------------------

Options Exercisable

Range of                 Number           Weighted Average
Exercise Prices          Exercisable      Exercise Price
---------------          --------         -----------
$ 6.00 - $8.03           150,921            $ 6.00
  9.38 - 13.33         1,097,982             10.50
 16.33 - 19.75           176,623             16.67
--------------------------------------------------------------------
                       1,425,526            $10.78
--------------------------------------------------------------------

The Company's pro forma net earnings and basic and diluted net earnings per share would have been as follows had the fair value method been used for valuing stock options granted to employees:

                                   2000           1999            1998
                                   ----           ----            ----
Pro forma net earnings         $ 6,667,000    $22,190,000    $24,351,000
Pro forma basic and diluted
   net earnings per share      $      0.26    $      0.80    $      0.84

     The impact on net earnings may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996.

     The weighted average fair value of options granted and the weighted average assumptions used in the binomial options pricing model are as follows:

                               2000             1999            1998
                               ----             ----            ----

Fair value of options granted $3.75             $3.93          $4.44

Assumptions:
  Dividend yield                2%                2%             2%
  Average term                 8 years        7.7 years         8 years
  Volatility                    35%               35%            35%
  Risk-free rate of return      6.2%              6.2%           6.2%

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

Share Repurchase Authorization:
     The Company invested $14,411,000, $18,493,000 and $8,392,000 during 2000,
1999 and 1998 to repurchase and cancel 1,500,800, 2,049,114, and 834,900 shares, pursuant to Board of Directors' authorizations for the repurchase of up to 4,500,000 and an additional $30,000,000 of shares. Cumulative shares repurchased through March 31, 2000 under these authorizations totaled 4,996,722 for a total of $47,154,000.

NOTE L - EXPORT SALES
     Sales to foreign customers, located primarily in Canada, amounted to $93,497,000, $101,471,000 and $113,442,000 in 2000, 1999 and 1998.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Board of Directors
Arctic Cat Inc.

     We have audited the accompanying consolidated balance sheets of Arctic Cat Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arctic Cat Inc. and subsidiaries as of March 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/Grant Thornton LLP
-------------------------------
Minneapolis, Minnesota
May 12, 2000

                                      ARCTIC CAT INC.
                                       EXHIBIT INDEX


Exhibit Number

   21                   Subsidiaries of Registrant

   23                   Consent of Independent Certified Public
                        Accountants

   27                   Financial Data Schedule - March 31, 2000