Form 10-Q
period 2000-06-30
ARCTIC CAT INC
filed 2000-08-15
CIK 719866

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2000 or

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

                           Yes   X     No

At August 10, 2000, 16,681,475 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.










                        Part I - Financial Information
                               Arctic Cat Inc.
                         CONSOLIDATED BALANCE SHEETS
                                (unaudited)
                                                  June 30,            March 31,
ASSETS                                              2000                2000
CURRENT ASSETS
    Cash and equivalents                       $ 28,923,000        $ 60,028,000
    Short-term investments                       28,439,000          48,249,000
    Accounts receivable, less allowances         37,159,000          18,348,000
    Inventories                                  88,479,000          61,669,000
    Prepaid expenses                              1,839,000           2,880,000
    Deferred income taxes                        18,544,000          18,975,000
                                                ___________         ___________
         Total current assets                   203,383,000         210,149,000

PROPERTY AND EQUIPMENT - at cost
    Machinery, equipment and tooling             76,143,000          71,936,000
    Land, buildings and improvements             17,147,000          16,861,000
                                                 __________          __________
                                                 93,290,000          88,797,000
    Less accumulated depreciation                54,470,000          52,411,000
                                                 __________          __________
                                                 38,820,000          36,386,000
                                                 __________          __________
                                               $242,203,000        $246,535,000
                                               ============         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                           $ 29,597,000        $ 27,318,000
    Accrued expenses                             45,462,000          49,777,000
    Income tax payable                               14,000             982,000
                                                ___________          __________
         Total current liabilities               75,073,000          78,077,000

DEFERRED INCOME TAXES                             5,787,000           5,900,000
COMMITMENTS AND CONTINGENCIES                             -                   -
SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,050,000 shares authorized; none issued            -                   -
    Preferred stock - Series A Junior
      Participating, par value $1.00;
      450,000 shares authorized; none issued              -                   -
    Common stock, par value $.01; 37,440,000
      shares authorized, shares issued and
      outstanding; 17,157,975 at June 30, 2000;
      17,327,975 at March 31, 2000                  171,000             173,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                                76,000              76,000
    Retained earnings                           161,096,000         162,309,000
                                               ____________         ___________
                                                161,343,000         162,558,000
                                               ____________         ___________
                                               $242,203,000        $246,535,000
                                               ============         ===========
    The accompanying notes are an integral part of these statements.



                             Arctic Cat Inc.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (unaudited)


                                                Three Months Ended June 30,
                                                ___________________________

                                                  2000                 1999
                                                _______               ______

Net sales                                      $85,961,000         $86,928,000

Cost of goods sold                              64,387,000          65,213,000
                                                __________          __________
Gross profit                                    21,574,000          21,715,000

Selling, general and
 administrative expenses                        19,619,000          19,600,000
                                                __________          __________
Operating profit                                 1,955,000           2,115,000

Other income
   Interest income                               1,107,000             770,000
                                                __________          __________

Earnings before income taxes                     3,062,000           2,885,000

Income tax expense                               1,010,000           1,024,000
                                                __________          __________
Net earnings                                    $2,052,000          $1,861,000
                                                ==========          ==========
Net earnings per share
   Basic                                            $0.08               $0.07
   Diluted                                          $0.08               $0.07
                                                ==========          ==========
Weighted average shares outstanding
   Basic                                        24,807,000          25,952,000
   Diluted                                      24,903,000          25,983,000
                                                ==========          ==========


    The accompanying notes are an integral part of these statements.


                               Arctic Cat Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                    Three Months Ended June 30,
                                                    ___________________________

                                                       2000            1999
Cash flows from operating activities                 ________         _______
  Net earnings                                      $2,052,000      $1,861,000
  Adjustments to reconcile net earnings
   to net cash provided by (used in)
   operating activities
    Depreciation                                     2,065,000       2,553,000
    Deferred income taxes                              318,000        (699,000)
    Changes in operating assets
     and liabilities:
    Trading securities                              19,805,000      21,592,000
    Accounts receivable                            (18,811,000)    (13,778,000)
    Inventories                                    (26,810,000)    (27,999,000)
    Prepaid expenses                                 1,041,000         468,000
    Accounts payable                                 2,279,000       6,072,000
    Accrued expenses                                (4,315,000)       (683,000)
    Income taxes                                      (968,000)     (3,312,000)
      Net cash used in                              __________      __________
       operating activities                        (23,344,000)    (13,925,000)

Cash flows from investing activities
  Additions of property and equipment               (4,499,000)       (476,000)
  Sale and maturity of
   available-for-sale securities                         5,000           5,000
      Net used in investing                         __________      __________
        activities                                  (4,494,000)       (471,000)

Cash flows from financing activities
  Dividends paid                                    (1,487,000)     (1,557,000)
  Repurchase of common stock                        (1,780,000)     (5,572,000)
      Net cash used in                              __________      __________
        financing activities                        (3,267,000)     (7,129,000)
                                                    __________      __________
Net decrease in cash and
  equivalents                                      (31,105,000)    (21,525,000)

Cash and equivalents at the beginning
  of period                                         60,028,000      51,413,000
                                                    __________      __________
Cash and equivalents at the end of
  period                                           $28,923,000     $29,888,000
                                                    ==========      ==========
Supplemental disclosure of cash payments
  for income taxes                                 $   650,000     $ 3,474,000
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

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000, and the results of operations and the cash flows for the three month periods ended June 30, 2000 and 1999. Results of operations for the three months ended June 30, 2000 are not necessarily indicative of results for the full year.

        Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.


NOTE B--NET EARNINGS PER SHARE

        The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 936,021 and 1,543,271 shares of common stock with weighted average exercise prices of $12.00 and $11.04 were outstanding during the three months ended June 30, 2000 and 1999, but were excluded from the computation of common share equivalents because they were anti-dilutive.


NOTE C--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                     June 30,         March 31,
                                                       2000             2000
                                                    ___________      __________

        Trading securities                          $16,590,000     $36,395,000
        Available-for-sale debt securities           11,849,000      11,854,000
                                                    ___________      __________
                                                    $28,439,000     $48,249,000
                                                    ===========      ==========

NOTE D--INVENTORIES
        Inventories consist of the following:
                                                     June 30,         March 31,
                                                       2000             2000
                                                    ___________      __________

        Raw materials and sub-assemblies            $14,495,000     $20,669,000
        Finished goods                               41,359,000      15,607,000
        Parts, garments and accessories              32,625,000      25,393,000
                                                    ___________      __________
                                                   $ 88,479,000    $ 61,669,000
                                                    ===========      ==========

NOTE E--ACCRUED EXPENSES

        Accrued expenses as of June 30, 2000 consisted of marketing, $10,730,000, warranties, $12,838,000, PWC exit costs, $9,545,000 and other
$12,349,000. Accrued expenses as of June 30, 1999 consisted of marketing, $10,305,000, warranties, $8,036,000 and other $14,220,000. Accrued expenses as of March 31, 2000 consisted of marketing, $12,158,000, warranties, $11,097,000, PWC exit costs, $10,893,000 and other $15,629,000.


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

        The approximate net sales of the watercraft product line was $184,000 for the three month period ended June 30, 2000.

        During the period ending June 30, 2000, activity within the consumer incentives and other exit costs were $1,334,000 and $13,000. The remaining accrued expenses, included within the balance sheet caption accrued expenses, for these items at June 30, 2000 were $5,000,000 and $3,911,000. There were no adjustments to the initial recorded accrual in conjunction with the PWC exit plan for the period ending June 30, 2000.


NOTE G--OTHER MATTERS
        Dividend Declaration

        On July 27, 2000, the Company's Board of Directors declared a regular quarterly cash dividend of $0.06 per share, payable on September 1, 2000 to shareholders of record on August 18, 2000.

        Share Repurchase

        The Company invested $14,411,000, $18,493,000 and $8,392,000 during
2000, 1999 and 1998 to repurchase and cancel 1,500,800, 2,049,114, and
834,900 shares pursuant to two Board of Directors' authorizations for the repurchase of up to 4,500,000 shares and an additional $30,000,000 of shares. Cumulative shares repurchased through June 30, 2000 under these authorizations totaled 5,166,722 for a total of $48,933,688 and the Company has approximately $25,000,000 remaining under its current authorization.



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

Results of Operations

        THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

        Net sales were down slightly from the first quarter last year, as the Company continues to cycle out the discontinuation of its personal watercraft
(PWC) business. The Company anticipates growth in the ATV business will more than offset the weather-related decrease in snowmobile sales and as a result the Company expects record-breaking revenues in fiscal 2001.

        Net sales for the quarter decreased 1.1% to $85,961,000 from $86,928,000 for the same quarter in fiscal 2000. This decrease is due to a 27.9% decrease in snowmobile unit volume as discussed above, and a $1,480,000 decrease in discontinued personal watercraft sales. Offsetting these decreases is a 204.5% ATV unit volume increase or a $24,130,000 increase. Based on ATV orders received from dealers, the Company continues to expect to outpace the ATV industry's double digit growth again this year. Parts, garments and accessories sales decreased 16.5% primarily due to lower sales of generators related to last year's successful one-time Y2K sales program.

        Gross profits were essentially flat at $21,574,000 compared to $21,715,000 for the same quarter of fiscal 2000. As a percent of net sales, the gross profit percentage for the quarter was 25.1% versus 25.0% for the same quarter last year.

        Operating expenses for the quarter were flat at $19,619,000 compared to $19,600,000 for the same quarter of fiscal 2000. As a percent of net sales, operating expenses were 22.8% versus 22.5% for the same quarter last year.

       Interest income increased 43.8% to $1,107,000 for the quarter compared to $770,000 for the first quarter last year due to increased average cash balances and higher interest rates.

        Net earnings for the first quarter of fiscal 2001 were $2,052,000 or $0.08 per share on a diluted basis, as compared to net earnings of $1,861,000 or $0.07 per diluted share, for the first quarter of fiscal 2000.

Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Cash and short-term investments were $57,362,000 at June 30, 2000. The Company's cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company's snowmobile and spring ATV production cycles begin. The Company's investment objectives are first, safety of principal and second, rate of return.

        The Company believes that cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program, and capital expenditure requirements for the short and long-term basis.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          The Company is subject to certain market risk relating to changes in interest rates and foreign currency exchange rates. Information regarding foreign currency exchange rates is discussed within "Management's Discussion and Analysis -- Inflation and Exchange
          Rate" in the 2000 Annual Report on 10-K. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of available-for-sale debt securities approximate related fair value and the associated market risk is not deemed to be significant.


                        PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
________________________________________

    (a)  Exhibits
         27.1 financial data schedule

    (b) There were no reports on Form 8-K filed during the quarter ended June 30, 2000.













                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ARCTIC CAT INC.


Date: August 14, 2000                      By /s/Christopher A. Twomey
     ________________                      _________________________
                                            Christopher A. Twomey
                                            Chief Executive Officer


Date: August 14, 2000                      By /s/Timothy C. Delmore
     ________________                      _________________________
                                            Timothy C. Delmore
                                            Chief Financial Officer