Form 10-Q
period 2000-09-30
ARCTIC CAT INC
filed 2000-11-14
CIK 719866

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2000 or

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

                                   Yes   X     No

At November 13, 2000, 16,416,003 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.



                         PART I - FINANCIAL INFORMATION
                                 Arctic Cat Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                September 30,         March 31,
ASSETS                                              2000                2000
CURRENT ASSETS                                  ___________         ___________
    Cash and equivalents                       $ 37,163,000        $ 60,028,000
    Short-term investments                       25,823,000          48,249,000
    Accounts receivable, less allowances         73,521,000          18,348,000
    Inventories                                  73,976,000          61,669,000
    Prepaid expenses                                957,000           2,880,000
    Deferred income taxes                        19,501,000          18,975,000
                                                ___________         ___________
         Total current assets                   230,941,000         210,149,000

PROPERTY & EQUIPMENT - at cost
    Machinery, equipment and tooling             80,147,000          71,936,000
    Land, buildings and improvements             17,474,000          16,861,000
                                                 __________          __________
                                                 97,621,000          88,797,000
    Less accumulated depreciation                57,522,000          52,411,000
                                                 __________          __________
                                                 40,099,000          36,386,000
                                                 __________          __________
                                               $271,040,000        $246,535,000
                                                ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                           $ 33,923,000        $ 27,318,000
    Accrued expenses                             52,524,000          49,777,000
    Income tax payable                            8,699,000             982,000
                                                 __________          __________
         Total current liabilities               95,146,000          78,077,000

DEFERRED INCOME TAXES                             5,712,000           5,900,000
COMMITMENTS AND CONTINGENCIES                             -                   -
SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,050,000 shares authorized; none issued            -                   -
    Preferred stock - Series A Junior
      Participating, par value $1.00;
      450,000 shares authorized; none issued              -                   -
    Common stock, par value $.01; 37,440,000
      shares authorized; shares issued and
      outstanding, 16,500,483 at September 30,
      2000; 17,327,975 at March 31, 2000            165,000             173,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                                76,000              76,000
    Additional paid-in-capital                    1,176,000                   -
    Retained earnings                           168,765,000         162,309,000
                                                __________          ___________
                                                170,182,000         162,558,000
                                                __________          ___________
                                               $271,040,000        $246,535,000
                                                ===========         ===========
  The accompanying notes are an integral part of these condensed statements.



                              Arctic Cat Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (unaudited)



                               Three Months                  Six Months
                            Ended September 30,          Ended September 30,
                        __________________________     ______________________
                            2000           1999          2000         1999
                           ______         ______        ______       ______

Net sales              $192,854,000   $205,507,000   $278,815,000 $292,435,000

Cost of goods sold      141,206,000    153,866,000    205,593,000  219,079,000

Watercraft inventory
 writedown                        -      2,835,000              -    2,835,000
                        ___________    ___________    ___________  ___________
Gross profit             51,648,000     48,806,000     73,222,000   70,521,000

Selling, general and
 administrative expenses 24,682,000     27,671,000     44,301,000   47,271,000
Watercraft exit costs             -     15,147,000              -   15,147,000
Watercraft asset
 impairment                       -      3,480,000              -    3,480,000
                        ___________    ___________    ___________  ___________
Operating profit         26,966,000      2,508,000     28,921,000    4,623,000

Other income
 Interest income            804,000        859,000      1,911,000    1,629,000
 Interest expense                 -              -              -            -
                         __________    ___________    ___________   ___________
                            804,000        859,000      1,911,000    1,629,000

Earnings before
 income taxes            27,770,000      3,367,000     30,832,000    6,252,000

Income tax expense        9,164,000      1,195,000     10,174,000    2,219,000
                        ___________    ___________    ___________  ___________
Net earnings            $18,606,000    $ 2,172,000    $20,658,000  $ 4,033,000
                        ===========    ===========    ===========  ===========
Net earnings
 per share
 Basic                        $0.77          $0.08          $0.84        $0.16
 Diluted                      $0.76          $0.08          $0.84        $0.16
                        ===========    ===========    ===========  ===========

Weighted average
 shares outstanding
 Basic                   24,294,000     25,705,000     24,550,000   25,828,000
 Diluted                 24,544,000     25,740,000     24,724,000   25,862,000
                        ===========    ===========    ===========  ===========

The accompanying notes are an integral part of these condensed statements.



                               Arctic Cat Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                 Six Months Ended September 30,
                                                 _____________________________

                                                     2000              1999
Cash flows from operating activities               ________          ________
  Net earnings                                   $20,658,000       $ 4,033,000
  Adjustments to reconcile net earnings
  to net cash used in
   operating activities
    Depreciation                                   5,121,000         6,245,000
    Deferred income taxes                           (714,000)      (11,369,000)
    Watercraft inventory writedown exit costs
     and asset impairment                                  -        21,462,000
    Changes in operating assets
     and liabilities, net effect of watercraft
     charges:
    Trading securities                            21,781,000        (6,069,000)
    Accounts receivable                          (55,173,000)      (52,979,000)
    Inventories                                  (12,307,000)          734,000
    Prepaid expenses                               1,923,000         1,416,000
    Accounts payable                               6,605,000        10,738,000
    Accrued expenses                               2,747,000        16,626,000
    Income taxes                                   7,717,000         7,794,000
      Net cash used in                            __________        __________
       operating activities                       (1,642,000)       (1,369,000)

Cash flows from investing activities
  Purchase of property and equipment              (8,834,000)       (3,061,000)
  Sale and maturity of available-for-sale
   securities                                        645,000                 -
      Net cash used in                            __________        __________
       investing activities                       (8,189,000)       (3,061,000)

Cash flows from financing activities
  Proceeds from issuance of common stock           1,177,000                 -
  Dividends paid                                  (2,939,000)       (3,097,000)
  Repurchase of common stock                     (11,272,000)       (7,480,000)
      Net cash used in                            __________        __________
           financing activities                  (13,034,000)      (10,577,000)
                                                  __________        __________
Net decrease in cash and equivalents             (22,865,000)      (15,007,000)

Cash and equivalents at the beginning
  of period                                       60,028,000        51,413,000
                                                  __________        __________
Cash and equivalents at the end of
  period                                         $37,163,000       $36,406,000
                                                  ==========        ==========
Supplemental disclosure of cash payments
  for income taxes                                $3,172,000        $5,794,000
                                                  ==========        ==========
The accompanying notes are an integral part of these condensed statements.


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

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and six month periods ended September 30, 2000 and 1999 and cash flows for the six month periods ended September 30, 2000 and 1999. Results of operations for the interim periods are not necessarily indicative of results for the full year.

        Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

NOTE B--NET EARNINGS PER SHARE

        The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 194,344 and 1,434,869 shares of common stock with weighted average exercise prices of $16.37 and $11.47 were outstanding during the three months ended September 30, 2000 and 1999 and options to purchase 468,011 and 1,523,994 shares of common stock with weighted average exercises prices of $14.19 and $11.35 were outstanding during the six months ended September 30, 2000 and 1999, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

NOTE C--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                    September 30,     March 31,
                                                        2000            2000
                                                    ___________      __________

        Trading securities                         $ 14,614,000     $36,395,000
        Available-for-sale debt securities           11,209,000      11,854,000
                                                    ___________      __________
                                                    $25,823,000     $48,249,000
                                                    ===========      ==========
NOTE D--INVENTORIES

        Inventories consist of the following:

                                                    September 30,     March 31,
                                                       2000             2000
                                                    ___________      __________

        Raw materials and sub-assemblies            $17,531,000     $20,669,000
        Finished goods                               23,531,000      15,607,000
        Parts, garments and accessories              32,914,000      25,393,000
                                                    ___________      __________
                                                    $73,976,000     $61,669,000
                                                    ===========      ==========

NOTE E--ACCRUED EXPENSES

        Accrued expenses as of September 30, 2000 consisted of marketing, $11,506,000, warranties, $15,867,000, PWC exit costs, $8,512,000 and other
$16,639,000. Accrued expenses as of September 30, 1999 consisted of marketing, $10,492,000, warranties, $17,748,000, PWC exit costs, $13,326,000 and other
$21,629,000. Accrued expenses as of March 31, 2000 consisted of marketing, $12,158,000, warranties, $11,097,000, PWC exit costs, $10,893,000 and other
$15,629,000.

NOTE F--DISCONTINUED PERSONAL WATERCRAFT BUSINESS AND RELATED COSTS

        On October 7, 1999, the Company announced that it was exiting the personal watercraft (PWC) business effective September 30, 1999 and recorded a charge of $21,462,000. The charge included $8,961,000 for consumer incentives to aid Company dealers in the disposition of their current inventory. Additionally, the Company analyzed all long-lived watercraft assets in connection with this exit that indicated an impaired carrying value. The Company expects to utilize a portion of these assets in other production areas. All long-lived assets with no alternative use, totaling $3,480,000, were taken out of service and written off. Costs to dispose as well as any gain on sale of long-lived assets are not expected to be significant. The Company also analyzed inventories and recorded a charge of $2,835,000 to reduce the current carrying value to a net realizable value. The Company has not produced additional PWC units beyond the completed production of the 1999 model.
The Company identified and wrote off inventories of $2,451,000 that would not be used beyond September 30, 1999. The Company also accrued $3,735,000 relating to other exit costs. The Company anticipates the majority of the PWC exit plan will conclude by September 30, 2001.

        Net sales of the watercraft product line was approximately $184,000 for six month period ended September 30, 2000.

        As of September 30, 2000, cumulative charges related to accrued consumer incentives and other accrued exit costs were $4,204,000 and $610,000. The remaining accrued expenses, included within the balance sheet caption accrued expenses, for these items at September 30, 2000 were $4,757,000 and $3,755,000. There were no adjustments to the initial recorded accrual in conjunction with the PWC exit plan for the period ending September 30, 2000.

NOTE G--OTHER MATTERS

        Dividend Declaration

        On October 31, 2000, the Company announced that its Board of Directors had declared a regular quarterly cash dividend of $0.06 per share, payable on December 4, 2000 to shareholders of record on November 17, 2000.

        Share Repurchase

        The Company invested $14,411,000, $18,493,000 and $8,392,000 during
2000, 1999 and 1998 to repurchase and cancel 1,500,800, 2,049,114, and
834,900 shares pursuant to two Board of Directors' authorizations for the repurchase of up to 4,500,000 shares and additional shares with a value of up to $30,000,000. Cumulative shares repurchased through September 30, 2000 under these authorizations were 5,939,222 for a total of $58,273,532.


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

Results of Operations

        THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1999.

        Net sales were down slightly from the comparable three months and six month period last year. The Company continues to cycle out the discontinuation of its personal watercraft (PWC) business and anticipates growth in the ATV business will more than offset the weather-related decrease in snowmobile sales and as a result Arctic Cat expects record-breaking revenues in fiscal 2001.

        Net sales for the second quarter decreased 6.2% to $192,854,000 from $205,507,000 for the same quarter in fiscal 2000. This decrease is primarily due to a 12.0% decrease in snowmobile unit volume as discussed above, and a $615,000 decrease in discontinued PWC sales. Offsetting these decreases is a 3.5% ATV unit volume increase or $3,447,000 increase. Parts, garments and accessories sales decreased 8.0% or $2,587,000 due to comparatively lower preseason parts, garments and accessories sales. Year-to-date sales decreased 4.7% to $278,815,000 from $292,435,000 for the same period in fiscal 2000.
This decrease is due to a 17.9% decrease in snowmobile unit volume as discussed above, and a $2,095,000 decrease in discontinued PWC sales. Offsetting these decreases is a 33.7% ATV unit volume increase or $27,577,000. Based on ATV orders received from dealers, the Company continues to expect to outpace the ATV industry's double-digit growth again this year. Parts, garments and accessories sales decreased 9.8% to $37,313,000 versus $41,383,000 for the same period a year ago due to lower sales of generators related to last years successful one-time Y2K sales program and lower sales of snowmobile related parts, garments and accessories.

        Gross profits increased 5.8% to $51,648,000 from $48,806,000 for the same quarter in fiscal 2000. As a percent, gross profits were 26.8% of sales versus 23.7% for the same quarter a year ago. Year-to-date gross profits were $73,222,000 versus $70,521,000 for the same quarter a year ago. The increase in gross profits for the quarter and year-to-date primarily relate to the $2,835,000 watercraft inventory writedown recorded last year related to the discontinued PWC business.

        Operating expenses for the quarter decreased 46.7% to $24,682,000 from $46,298,000 a year ago. As a percent of sales, operating expenses were 12.8% of sales versus 22.5% of sales for the same period a year ago. Year-to-date operating expenses were $44,301,000 versus $65,898,000. The decrease in operating expenses for the quarter and year-to-date was mainly due to watercraft exit costs of $18,627,000 recorded for the same period last year and no PWC marketing expenses due to the discontinuation of the PWC business.

        Net earnings for the second quarter were $18,606,000 or $0.76 per diluted share compared to net earnings of $2,172,000 or $0.08 per diluted share a year ago. Without the exit costs associated with the discontinued PWC business, the year-to-date net earnings for the six month period ended September 30, 1999 would have been $20,932,000 or $0.81 per diluted share.


Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Cash and short-term investments were $62,986,000 at September 30, 2000. The Company's cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company's snowmobile and spring ATV production cycles begin. The Company's investment objectives are first, safety of principal and second, rate of return.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        The Company is subject to certain market risk relating to changes in interest rates and foreign currency exchange rates. Information regarding foreign currency exchange rates is discussed within "Management's Discussion and Analysis -- Inflation and Exchange Rate" in the 2000 Annual Report and 10-K. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of available-for-sale debt securities approximate related fair value and the associated market risk is not deemed to be significant.



                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
________________________________________

        (a)     Exhibits
                27.1 financial data schedule

        (b) There were no reports on Form 8-K filed during the Quarter ended September 30, 2000.












                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ARCTIC CAT INC.


Date: November 13, 2000                    By s/Christopher A. Twomey
      __________________                   _________________________
                                            Christopher A. Twomey
                                            Chief Executive Officer


Date: November 13, 2000                    By s/Timothy C. Delmore
      __________________                   _________________________
                                            Timothy C. Delmore
                                            Chief Financial Officer