Form 10-Q
period 2000-12-31
ARCTIC CAT INC
filed 2001-02-12
CIK 719866

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended December 31, 2000 or

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

                                   Yes   X     No

At February 12, 2001, 16,323,390 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.














                         PART I - FINANCIAL INFORMATION
                                 Arctic Cat Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                December 31,         March 31,
ASSETS                                              2000                2000
CURRENT ASSETS                                  ___________         ___________
    Cash and equivalents                       $ 30,460,000        $ 60,028,000
    Short-term investments                       49,268,000          48,249,000
    Accounts receivable, less allowances         54,689,000          18,348,000
    Inventories                                  65,899,000          61,669,000
    Prepaid expenses                              2,382,000           2,880,000
    Deferred income taxes                        22,201,000          18,975,000
                                                ___________         ___________
         Total current assets                   224,899,000         210,149,000

PROPERTY & EQUIPMENT - at cost
    Machinery, equipment and tooling             86,107,000          71,936,000
    Land, buildings and improvements             17,944,000          16,861,000
                                                 __________          __________
                                                104,051,000          88,797,000
    Less accumulated depreciation                60,739,000          52,411,000
                                                 __________          __________
                                                 43,312,000          36,386,000
                                                 __________          __________
                                               $268,211,000        $246,535,000
                                                ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                           $ 22,534,000        $ 27,318,000
    Accrued expenses                             58,901,000          49,777,000
    Income tax payable                            7,306,000             982,000
                                                 __________          __________
         Total current liabilities               88,741,000          78,077,000

DEFERRED INCOME TAXES                             5,806,000           5,900,000
COMMITMENTS AND CONTINGENCIES                             -                   -
SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,050,000 shares authorized; none issued            -                   -
    Preferred stock - Series A Junior
      Participating, par value $1.00;
      450,000 shares authorized; none issued              -                   -
    Common stock, par value $.01; 37,440,000
      shares authorized; shares issued and
      outstanding, 16,301,369 at December 31,
      2000; 17,327,975 at March 31, 2000            163,000             173,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                                76,000              76,000
    Retained earnings                           173,425,000         162,309,000
                                                __________          ___________
                                                173,664,000         162,558,000
                                                __________          ___________
                                               $268,211,000        $246,535,000
                                                ===========         ===========
  The accompanying notes are an integral part of these condensed statements.


                              Arctic Cat Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (unaudited)



                               Three Months                 Nine Months
                            Ended December 31,           Ended December 31,
                        __________________________     ______________________
                            2000           1999          2000         1999
                           ______         ______        ______       ______

Net sales              $154,865,000   $109,009,000   $433,680,000 $401,444,000

Cost of goods sold      112,751,000     75,595,000    318,344,000  294,674,000

Watercraft inventory
 writedown                        -              -              -    2,835,000
                        ___________    ___________    ___________  ___________
Gross profit             42,114,000     33,414,000    115,336,000  103,935,000

Selling, general and
 administrative expenses 32,270,000     28,210,000     76,571,000   75,481,000
Watercraft exit costs             -              -              -   15,147,000
Watercraft asset
 impairment                       -              -              -    3,480,000
                        ___________    ___________    ___________  ___________
Operating profit          9,844,000      5,204,000     38,765,000    9,827,000

Other income
 Interest income          1,149,000      1,480,000      3,060,000    3,109,000
 Interest expense                 -              -              -            -
                         __________    ___________    ___________   ___________
                          1,149,000      1,480,000      3,060,000    3,109,000

Earnings before
 income taxes            10,993,000      6,684,000     41,825,000   12,936,000

Income tax expense        3,628,000      2,373,000     13,802,000    4,592,000
                        ___________    ___________    ___________  ___________
Net earnings            $ 7,365,000    $ 4,311,000    $28,023,000  $ 8,344,000
                        ===========    ===========    ===========  ===========
Net earnings
 per share
 Basic                        $0.31          $0.17          $1.15        $0.32
 Diluted                      $0.30          $0.17          $1.14        $0.32
                        ===========    ===========    ===========  ===========

Weighted average
 shares outstanding
 Basic                   23,939,000     25,542,000     24,347,000   25,733,000
 Diluted                 24,162,000     25,630,000     24,537,000   25,785,000
                        ===========    ===========    ===========  ===========

The accompanying notes are an integral part of these condensed statements.




                               Arctic Cat Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                 Nine Months Ended December 31,
                                                 _____________________________

                                                     2000              1999
Cash flows from operating activities               ________          ________
  Net earnings                                   $28,023,000       $ 8,344,000
  Adjustments to reconcile net earnings
  to net cash provided by
   operating activities
    Depreciation                                   8,328,000         8,919,000
    Deferred income taxes                         (3,320,000)      (10,380,000)
    Watercraft inventory writedown exit costs
     and asset impairment                                  -        21,462,000
    Changes in operating assets
     and liabilities, net effect of watercraft
     charges
    Trading securities                            (1,679,000)       (5,392,000)
    Accounts receivable                          (36,341,000)      (12,065,000)
    Inventories                                   (4,230,000)        6,529,000
    Prepaid expenses                                 498,000         1,280,000
    Accounts payable                              (4,784,000)       (3,954,000)
    Accrued expenses                               9,124,000        13,973,000
    Income taxes                                   6,324,000         7,702,000
      Net cash provided by                        __________        __________
       operating activities                        1,943,000        36,418,000

Cash flows from investing activities
  Purchase of property and equipment             (15,254,000)       (5,161,000)
  Sale and maturity of available-for-sale
   securities                                        660,000                 -
      Net cash used in                            __________        __________
       investing activities                      (14,594,000)       (5,161,000)

Cash flows from financing activities
  Proceeds from issuance of common stock           1,485,000                 -
  Dividends paid                                  (4,380,000)       (4,635,000)
  Repurchase of common stock                     (14,022,000)      (10,611,000)
      Net cash used in                            __________        __________
           financing activities                  (16,917,000)      (15,246,000)
                                                  __________        __________
Net increase (decrease) in cash and equivalents  (29,568,000)       16,011,000

Cash and equivalents at the beginning
  of period                                       60,028,000        51,413,000
                                                  __________        __________
Cash and equivalents at the end of
  period                                         $30,460,000       $67,424,000
                                                  ==========        ==========
Supplemental disclosure of cash payments
  for income taxes                               $10,957,000        $8,022,000
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

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2000, the results of operations for the three and nine month periods ended December 31, 2000 and 1999 and cash flows for the nine month periods ended December 30, 2000 and 1999. Results of operations for the interim periods are not necessarily indicative of results for the full year.

        Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

NOTE B--NET EARNINGS PER SHARE

        The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 446,344 and 1,033,869 shares of common stock with weighted average exercise prices of $13.94 and $12.19 were outstanding during the three months ended December 31, 2000 and 1999 and options to purchase 525,570 and 1,360,619 shares of common stock with weighted average exercises prices of $13.09 and $11.63 were outstanding during the nine months ended December 31, 2000 and 1999, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

NOTE C--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                    December 31,      March 31,
                                                        2000            2000
                                                    ___________      __________

        Trading securities                         $ 38,074,000     $36,395,000
        Available-for-sale debt securities           11,194,000      11,854,000
                                                    ___________      __________
                                                    $49,268,000     $48,249,000
                                                    ===========      ==========


NOTE D--INVENTORIES

        Inventories consist of the following:

                                                    December 31,      March 31,
                                                       2000             2000
                                                    ___________      __________

        Raw materials and sub-assemblies            $12,833,000     $20,669,000
        Finished goods                               22,776,000      15,607,000
        Parts, garments and accessories              30,290,000      25,393,000
                                                    ___________      __________
                                                    $65,899,000     $61,669,000
                                                    ===========      ==========

NOTE E--ACCRUED EXPENSES

        Accrued expenses as of December 31, 2000 consisted of marketing, $15,424,000, warranties, $18,903,000, PWC exit costs, $8,088,000 and other
$16,486,000. Accrued expenses as of December 31, 1999 consisted of marketing, $14,181,000, warranties, $15,365,000, PWC exit costs, $12,739,000 and other
$22,531,000. Accrued expenses as of March 31, 2000 consisted of marketing, $12,158,000, warranties, $11,097,000, PWC exit costs, $10,893,000 and other
$15,629,000.

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

        Net sales of the watercraft product line was approximately $184,000 for nine month period ended December 31, 2000.

        As of December 31, 2000, cumulative charges related to accrued consumer incentives and other accrued exit costs were $3,598,000 and $1,640,000. The remaining accrued expenses, included within the balance sheet caption accrued expenses, for these items at December 31, 2000 were $5,363,000 and $2,725,000. There were no adjustments to the initial recorded accrual in conjunction with the PWC exit plan for the period ending December 31, 2000.


NOTE G--OTHER MATTERS

        Dividend Declaration

        On January 25, 2001, the Company announced that its Board of Directors had declared a regular quarterly cash dividend of $0.06 per share, payable on March 2, 2001 to shareholders of record on February 16, 2001.



        Share Repurchase

        The Company invested $14,411,000, $18,493,000 and $8,392,000 during
2000, 1999 and 1998 to repurchase and cancel 1,500,800, 2,049,114, and
834,900 shares pursuant to two Board of Directors' authorizations for the repurchase of up to 4,500,000 shares and additional shares with a value of up to $30,000,000. Cumulative shares repurchased through December 31, 2000 under these authorizations were 6,169,222 for a total of $61,022,595.


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

Results of Operations

        THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1999.

        Net sales increased as planned from the comparable three months and nine month period last year due to increased shipment of ATVs and the timing of snowmobile shipments. The Company continues to cycle out the discontinuation of its personal watercraft (PWC) business and anticipates growth in the ATV business will more than offset the weather-related decrease in snowmobile unit sales and as a result Arctic Cat expects record-breaking revenues in fiscal 2001.

        Net sales for the third quarter increased 42.1% to $154,865,000 from $109,009,000 for the same quarter in fiscal 2000. This increase is primarily due to a 40.3% ATV unit volume increase, a 16.1% increase in snowmobile unit volume and a 5.4% or $1,137,000 increase in parts, garments and accessory sales. Year-to-date sales increased 8.0% to $433,680,000 from $401,444,000 for the same period in fiscal 2000. This increase is due to a 35.6% ATV unit volume increase, and was offset by an 8.4% decrease in snowmobile unit volume, a $3,630,000 decrease in discontinued PWC sales and a 4.7% or $2,933,000 decrease in parts, garments and accessories sales.

        Gross profits increased 26.0% to $42,114,000 from $33,414,000 for the same quarter in fiscal 2000. As a percent, gross profits were 27.2% of sales versus 30.7% for the same quarter a year ago. The gross profit percentage for the quarter decreased as planned due to lower margins on, and a less rich mix of ATVs as well as a decreased percentage of high margin parts, garments and accessories in the sales mix. Year-to-date gross profits were $115,336,000 versus $103,935,000 for the same quarter a year ago. As a percent, gross profits were 26.6% of sales versus 25.9% for the same period a year ago. The increase in the year-to-date gross profit percentage is primarily due to a $2,835,000 watercraft inventory writedown recorded last year for the discontinued PWC business.

        Operating expenses for the quarter increased 14.4% to $32,270,000 from $28,210,000 a year ago. As a percent of sales, operating expenses were 20.8% of sales versus 25.9% of sales for the same period a year ago. The increase in operating expenses for the quarter is mainly due to increased ATV marketing expenses. Year-to-date operating expenses were $76,571,000 versus $94,108,000. The decrease in operating expenses was mainly due to watercraft exit costs of $18,627,000 recorded for the same period last year.

        Net earnings for the third quarter were $7,365,000 or $0.30 per diluted share compared to net earnings of $4,311,000 or $0.17 for the third quarter a year ago. Year-to-date net earnings were $28,023,000 or $1.14 per diluted share compared to net earnings of $8,344,000 or $0.32 per diluted share a year ago. Without the exit costs associated with the discontinued PWC business, the year-to-date net earnings for the nine month period ended December 31, 1999 would have been $25,243,000 or $0.98 per diluted share.

Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Cash and short-term investments were $79,728,000 at December 31, 2000. The Company's cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company's snowmobile and spring ATV production cycles begin. The Company's investment objectives are first, safety of principal and second, rate of return.

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


Forward Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This form 10-Q contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix and volume; competitive pressure on sales and pricing; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines from Suzuki; warranty expenses; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of insured amounts; environmental and product safety regulatory activity; effects of the weather; overall economic conditions and consumer demand and confidence.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        The Company is subject to certain market risk relating to changes in interest rates and foreign currency exchange rates. Information regarding foreign currency exchange rates is discussed within "Management's Discussion and Analysis -- Inflation and Exchange Rate" in the 2000 Annual Report on form 10-K. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of available-for-sale debt securities approximate related fair value and the associated market risk is not deemed to be significant.



                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
________________________________________

        (a)     None

        (b) There were no reports on Form 8-K filed during the Quarter ended December 31, 2000.






















                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ARCTIC CAT INC.


Date: February 12, 2001                     By s/Christopher A. Twomey
      __________________                   _________________________
                                            Christopher A. Twomey
                                            Chief Executive Officer


Date: February 12, 2001                     By s/Timothy C. Delmore
      __________________                   _________________________
                                            Timothy C. Delmore
                                            Chief Financial Officer