Form 10-K
period 2001-03-31
ARCTIC CAT INC
filed 2001-06-28
CIK 719866

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2001 or

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

601 Brooks Avenue South
Thief River Falls, Minnesota 56701
(Address of principal executive offices) (Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 11, 2001 (based on the closing sale price of the Common Stock on such date) was approximately $225,161,752.

At June 11, 2001, 16,273,178 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held on August 9, 2001 is incorporated by reference into Part III of this Form 10-K.



                         ARCTIC CAT INC.
                           FORM 10-K
                        TABLE OF CONTENTS

         Description                                    Page Numbers
PART I
ITEM 1.  Business                                                3-8
ITEM 2.  Properties                                                8
ITEM 3.  Legal Proceedings                                         8
ITEM 4.  Submission of Matters to a Vote of Security Holders       9
ITEM 4A. Executive Officers of Registrant                          9

PART II
ITEM 5.  Market for Registrant's Common Equity and Related        10
         Stockholder Matters
ITEM 6.  Selected Financial Data                                  10
         Quarterly Financial Data                                 11
ITEM 7. Management's Discussion and Analysis of Financial 11-14 Condition and Results of Operations
ITEM 7A. Quantitative and Qualitative Disclosures About           14
         Market Risk
ITEM 8.  Financial Statements and Supplementary Data              14
ITEM 9.  Changes in and Disagreements with Accountants on         14
         Accounting and Financial Disclosure
PART III
ITEM 10. Directors and Executive Officers of the Registrant       15
ITEM 11. Executive Compensation                                   15
ITEM 12. Security Ownership of Certain Beneficial Owners and      15
         Management
ITEM 13. Certain Relationships and Related Transactions           15

PART IV
ITEM 14. Exhibits, Financial Statement Schedules, and Reports     16
         on Form 8-K
         Signatures                                               17
         Consolidated Balance Sheets                              18
         Consolidated Statements of Earnings                      19
         Consolidated Statements of Shareholders' Equity          20
         Consolidated Statements of Cash Flows                    21
         Notes to Consolidated Financial Statements            22-27
         Report of Independent Certified Public Accountants       28
         Exhibit Index                                            29
         Exhibit 21                                               29
         Exhibit 23                                               29





                             PART I

ITEM 1. BUSINESS

Arctic Cat Inc. (the "Company"), based in Thief River Falls, Minnesota, operates in a single industry segment and designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, as well as related parts, garments and accessories. The Company markets its products through a network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for more than 30 years and is among the most widely recognized and respected names in the snowmobile industry. The Company trades on the Nasdaq National
Market under the symbol ACAT.

Industry Background
Snowmobiles - The snowmobile, developed in the 1950's, was originally intended to be used as a utility vehicle, but today the overwhelming majority of the industry's sales are for recreational use. Between the late 1950's and early 1970's, the industry expanded dramatically reaching a peak of over 100 manufacturers and a high of almost 495,000 units sold to retail customers in North America in 1971. Gasoline shortages, significant gasoline price increases, high interest rates and recessions in the middle to late 1970's through the early 1980's contributed to a significant industry downsizing. Today the number of major industry participants has decreased to four.
  Industry-wide snowmobile sales to retail customers in North America were approximately 188,000 units for the 2001 model year. The Company believes these sales were due, in part, to a number of factors such as an expanded system of public and private snowmobile trails, a rapidly growing market among the "baby boomer" generation, product innovations that have improved ride, performance and handling, organized snowmobile clubs which promote the sport and ongoing snowmobile replacement. Since 1971, approximately 6,100,000 snowmobiles have been sold in North America, and the Company estimates that over 85 percent of current industry sales are to retail customers who own, or previously owned, a snowmobile.
  The industry consolidation that occurred in the mid-1970's through the early 1980's has left four major participants in the North American market: Arctic Cat, Bombardier (Ski-Doo), Polaris and Yamaha. The
Company believes the industry consolidation has contributed to improved industry profit margins and closer monitoring of industry inventory levels.
The Company believes there are currently more significant barriers to entry into the snowmobile market than existed in the 1970's.
  These barriers include increased brand loyalty, long-standing dealer and distributor networks and relationships, limited engine sources, manufacturing and engineering expertise and higher initial start-up costs.
  Information in this document regarding the worldwide and North American snowmobile market is derived from the International Snowmobile Manufacturers Association. Non-North American sales for the industry are estimated to account for less than 10% of worldwide sales; specific yearly information, with respect to worldwide sales, is not considered by the Company as sufficiently consistent or reliable for presentation in this report. All industry information is based on a model year ending March 31, which is the same as the Company's fiscal year-end, unless otherwise stated.

All-Terrain Vehicles (ATVs) - The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. ATVs are generally one person vehicles used for a variety of off-road uses. The most popular ATV use is general recreation, followed by hunting/fishing, farm/ranch use, hauling/towing, transportation, and commercial uses. From 1970 to 1986, the number of three and four-wheel ATVs sold in the United
States continued to grow until peaking in 1986 with approximately 535,000 units sold during that calendar year. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 151,000 units. Since 1992, sales have gradually climbed until reaching approximately 646,000 units in calendar 2000. Major competitors in the industry include Honda, Yamaha, Kawasaki, Bombardier, Polaris and Suzuki.

Personal Watercraft (PWC) - Arctic Cat entered the personal watercraft business in 1993, during a time of rapid industry growth. North American sales peaked at about 210,000 units in 1995, only two years after the Company entered the market, and declined every year since. By the 1999 model year, the market had dropped by half, to only 110,000 units. While the Company was uncertain how far the industry would continue to fall, the personal watercraft market was not profitable for Arctic Cat or its dealers. On October 7, 1999, Arctic Cat announced that it was exiting the personal watercraft (PWC) business effective September 30, 1999. The Company recorded a pre-tax charge of $26.2 million related to the discontinuation of its Tigershark line of PWCs. This charge includes the cost of closing down the production line, and supporting dealers' efforts to sell remaining PWC inventory and service existing PWC customers. Arctic Cat then refocused management's time and the Company's significant financial resources on the profitable and strong snowmobile business, and profitable and rapidly growing ATV product line.


Products
Snowmobiles - The Company produces a full line of snowmobiles, currently consisting of 32 models, marketed under the Arctic Cat brand name, and designed to satisfy various market niches. The 2001 Arctic
Cat models carry suggested U.S. retail prices ranging from $3,699 to $10,249, excluding a children's model which is sold at a suggested
U.S. retail price of $1,899. Arctic Cat snowmobiles are sold in the United States, Canada, Scandinavia and other international markets.
  The Company's 2001 year snowmobile models are categorized as High Performance, Trail Performance, Powder, Luxury Touring, Family
Trail, Family Touring and Sport Utility. The Company markets: High Performance Arctic Cat snowmobiles under the names Thundercat, ZRT, and ZR; Trail Performance Arctic Cat snowmobiles under the name ZL; Powder snowmobiles under the name Mountain Cat; Luxury
Touring models under the names Triple Touring and Pantera; Family
Trail snowmobiles under the name Z; Family Touring snowmobiles under the name Panther; and Sport Utility models under the name
Bearcat. In addition, to encourage family involvement in snowmobiling, the Company offers snowmobiles designed especially for small children, marketed under the Z120 name.
  The Company believes the Arctic Cat brand name enjoys a premier image among snowmobile enthusiasts and that its snowmobiles have a long-standing reputation for quality, performance, style, comfort, ride and handling. Arctic Cat snowmobiles offer a wide range of standard and optional features which enhance the operation, riding comfort and performance. Such features include hydraulic disc brakes and a technologically advanced front and rear suspension. Arctic Cat is the only company in the industry that offers an electronic fuel injection (EFI) system on its snowmobiles. In 1999, the Company developed a new corporate brand "ACT"TM (Arctic Cat Technology) in order to recognize and leverage its industry-leading technology and engineering.
  The above named features as well as other future exclusive Arctic
Cat innovations will carry this new ACT brand. Additional features on certain models include electronic engine gauges and indicator lights, electric starters, handlebar and thumb warmers, reverse gears, 2-up seats, mirrors, custom windshields, hitches and luggage racks as well as other features. These features may also be purchased separately from independent Arctic Cat dealers as accessories.
  Arctic Cat's on-going commitment to both high performance and its retail customers has led the Company in a series of "firsts". In 1988, the Company and Suzuki introduced a new line of compact, lightweight, liquid-cooled twin cylinder engines. In 1990, the Prowler was the first snowmobile to offer a new double-wishbone suspension. With its high performance 1991 Wildcat model, the Company became the first in the industry to offer a 700cc electronic fuel injection engine. In 1992, the Arctic FasTrack, extra-long travel rear suspension was introduced on several high performance models. In 1993, the Company became the first to offer a 900cc, 3 cylinder snowmobile, called the Thundercat.
In 1997, Arctic Cat offered the first batteryless EFI system and in 2000 unveiled the first useable four-stroke snowmobile. In 2001, Arctic Cat was the first company to offer a trail smoothing computerized rear suspension system.
  Arctic Cat believes that its leadership in innovation, technology, style and performance has been demonstrated by its models being voted
"Snowmobile of the Year" by Snowmobile, Snowgoer and Sno West magazines with respect to the EL Tigre 6000 in 1984, the Wildcat 650 in 1988, the Prowler in 1990, the EXT Special in 1991, the ZR 440 in
1994, the Powder Special EFI and the ZR 600 EFI in 1998. In 1999, the
ZR 500 EFI received the "Best in Class" award and the Powder Special
500 EFI received "Sport Mountain Sled of the Year". In 2000,
Snowmobile magazine rated the following machines "Best in Class":
Thundercat, ZRT 600, ZR 600 and Z370. In 2001, Snowmobile magazine rated the following machines "Best in Class": ZR 500, ZL 650
EFI, Z120, Triple Touring, Panther 440 and Mountain Cat 500 EFI.
  Arctic Cat believes that it has been able to grow in the worldwide snowmobile retail sales due to its emphasis on new product development. A new model has been introduced by the Company early each year since its formation, and in recent years new models have been among the Company's best sellers. In the 2001 model year, approximately 85 percent of the Company's snowmobile sales were from models or model variations not available three years earlier.

All-Terrain Vehicles (ATVs) - In December 1995, the Company introduced its first ATV, the Bearcat 454 4X4, which provided many industry-leading features such as exclusive rocker-shifter, full floor boards, and a 50-inch wheelbase. Since that time, the Arctic Cat ATV line has grown to include eight models: the Arctic Cat 500 4x4 automatic and the following manual models: 500 4x4, 400 4x4 and 400
2x4, 300 4x4, and 300 2x4, and 250 4x4 and 2x4. These heavy duty models feature aspects ensuring ease of handling and agility over rough terrain. Features like independent front suspensions, hydraulic disc brakes, hi-low range and a plentiful 4.75 gallon fuel tank, all make Arctic Cat ATVs consumer friendly. The 2001 Arctic Cat ATV models carry suggested U.S. retail prices ranging from $3,599 to $6,999.
  Arctic Cat believes its ATVs are renown for their power and durability and are well received within the market. For model year 1998, the Arctic Cat 300 was named "Editors Choice" by Sports Afield and "Best In
Class" by ATV Magazine. For model year 1999, ATV Magazine named the 300 4x4 as "Best in Class" and the 500 4x4 as the Editors Pick for "Best-for-Work" machine. Farm Industry News gave Arctic Cat 2000 models the FinOvation Award for having the greatest reader interest.
ATV magazine awarded the Arctic Cat 250 4x4 model "Best in Class" in fiscal 2001.

Parts, Garments and Accessories - The Company is the exclusive provider of genuine Arctic Cat snowmobile and ATV parts as well as garments and accessories. Included are replacement parts for Arctic
Cat snowmobiles, items to upgrade a snowmobile such as an electric start kit, a reverse gear kit and a two-speed transmission kit, as well as accessories such as mirrors, windshields, luggage racks, backrests, two-person seats, saddlebags, bumpers, gauges, tail light protectors and snowmobile covers. Other items include maintenance supplies such as oil and fuel additives, clutch and carburetor parts, track studs and carbide runners, shocks and springs, accessory fuel tanks, vinyl protectant, touch-up paint, hood and windshield cleaners, windshield defogger and engine storage preservers. Arctic Cat ATV parts and accessories include winch kits, plow kits, portable lights, utility bags as well as maintenance supplies such as brake fluid, fuel de-icer, anti-freeze, and fuel stabilizers. The Company also sells generators under the "Arctic Cat" label.
  The Company offers snowmobile garments for adults and children under the "Arcticwear" label. Suits, jackets, pants and accessory garments are offered in a wide variety of styles and sizes combining fashion with functional utility designed for the demands of snowmobiling and other winter activities. The Arcticwear line of clothing also includes crew neck sweaters, pull-overs, riding gloves, hats, fog-resistant face shields, helmets, boots, duffel bags, jerseys and T-shirts. The colors and designs of many of these items are coordinated with specific Arctic Cat snowmobile models.
  The Company offers ATV garments under the "Arcticwear ATV Gear" label. This line of clothing is geared toward function and comfort and includes suits, jackets, gloves, boots, helmets, sweatshirts, T-shirts, and caps.
  The Company has in the past, and may in the future, consider adding other products consistent with its manufacturing and marketing expertise.

Manufacturing and Engineering
Arctic Cat snowmobiles and ATVs are manufactured at the Company's facilities in Thief River Falls, Minnesota. The Company paints hoods and produces other parts for its Arctic Cat snowmobiles and ATVs in Madison, South Dakota. The Company also has a facility in Bucyrus,
Ohio which houses its service parts, garments and accessories distribution operations. The Company has strategically identified specific core manufacturing competencies for vertical integration and has chosen outside vendors to provide other parts. The Company has developed relationships with selected high quality vendors in order to obtain access to particular capabilities and technologies outside the scope of the Company's expertise. The Company designs component parts often in cooperation with its vendors, contracts with them for the development of tooling, and then enters into agreements with these vendors to purchase component parts manufactured utilizing the tooling.
In its vertically integrated operations, the Company manufactures hoods, foam seats and seat covers and machines, welds and paints other components. The Company then completes the total assembly of its products at its facilities in Thief River Falls. Manufacturing operations include digital and computer-automated equipment to speed production, reduce costs and improve the quality, fit and finish of every product.
The Company believes that all raw materials used in its manufacturing process and all component parts, with the exception of engines and carburetors, are available from multiple alternative vendors on short notice at competitive prices.
  Since the Company's inception, its snowmobile engines have been manufactured by Suzuki Motor Corporation ("Suzuki") pursuant to a supply agreement which is automatically renewed annually unless terminated. While notice of termination of the supply agreement may be given annually, effective cessation of supply would take at least one model year due to the contractual notice requirement. The Company's
ATV models also incorporate engines manufactured by Suzuki.
  The Company and Suzuki have enjoyed an excellent relationship since the Company's inception. Suzuki purchased approximately 31% of the Company's then outstanding capital stock in July 1988, prior to the Company's initial public offering, and is currently the Company's largest shareholder with approximately 32% of the Company's outstanding capital stock. If Suzuki were ever to cease supplying engines to the Company, such an interruption could materially and adversely affect production. The Company believes it could take up to two model years for a new engine supplier to be in a position to manufacture the Company's specially designed engines.
  Since the Company began production, it has followed a build-to-order policy to control inventory levels. Under this policy, the Company only manufactures a number of machines equivalent to the orders received from its dealers and distributors, plus a small number of uncommitted machines used for new dealer development, in-house testing and miscellaneous promotional purposes. Speculative production and excessive inventories in certain periods during the 1970's and early
1980's contributed to significant price discounting in the snowmobile industry. Since the consolidation of the snowmobile industry in the mid-1970's through the early 1980's, speculative production in the industry has been reduced and dealer inventories have remained consistently below historic peak levels. The Company believes dealer inventory levels of non-current Arctic Cat model snowmobiles and ATVs have regularly been and are currently among the lowest in the industry.
  Most sales of snowmobiles to retail customers begin in the early fall and continue during the winter. Orders by dealers and distributors for each year's production are placed in the spring following a series of dealer and distributor meetings. Snowmobiles are built-to-order commencing in the spring and continuing through late autumn or early winter. Since its inception, the Company has experienced a low level of snowmobile order cancellations. Approximately 30% to 40% of the Company's snowmobiles have historically been sold to retail customers prior to the end of October, long before the season's snow conditions are known.
  Retail sales of ATVs occur throughout the year with seasonal highs occurring in the spring and fall. As with the snowmobiles, the Company produces ATV units on a build-to-order basis. The Company builds
ATVs throughout the year to coincide with dealer and consumer demands.
  The Company is committed to an ongoing engineering program dedicated to innovation and to continued improvements in the quality and performance of its products as well as product diversification. The Company currently employs 132 individuals in the design and development of new and existing products, with an additional 35 individuals directly involved in the testing of snowmobiles, and ATVs in normal and extraordinary conditions at the Company's test track. In addition, snowmobiles and ATVs are tested in conditions and locations similar to those in which they are used. The Company uses computer-aided design and manufacturing systems to shorten the time between initial concept and final production. For 2001, 2000 and 1999, the Company spent approximately $10,449,000, $9,872,000 and $9,545,000, or 2.0%
of net sales each year, on engineering, research and development, all of which was Company sponsored. In addition, utilizing their particular expertise, the Company's vendors regularly test and apply new technologies to the design and production of component parts.

Sales and Marketing
The Company's products are currently sold through an extensive network of independent dealers located throughout the contiguous
United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia and other international markets. See Note L to the Consolidated Financial Statements for discussion of international sales. To promote new dealerships and to service its existing dealer network, the Company also employs sales representatives throughout the United States and Canada to represent its products.
  The Company's dealers enter into an annual renewable contract and are required to maintain status as an authorized dealer in order to continue selling the Company's products. To obtain and maintain such status, dealers are required to order a sufficient number of snowmobiles and/or ATVs to service their market area adequately. In addition, the dealers must perform service on these units and maintain satisfactory service performance levels, and their mechanics must complete special training provided by the Company. Dealers are also required to carry an inventory of genuine Arctic Cat parts and accessories. As is typical in the industry, most of the Company's dealers also sell some combination of motorcycles, marine products, lawn and garden products and other related products. Approximately 50% of the Company's dealers sell only Arctic Cat snowmobiles, versus multiple brands of snowmobiles. Relations with dealers are generally considered excellent.
  The Company utilizes exclusive distributors outside the contiguous
48 United States and Canada to take advantage of their knowledge and experience in their respective markets and to increase market penetration of its products. Each distributor is subject to a distribution agreement which stipulates an exclusive territory for a term ranging from one to three years with specified minimum sales and service requirements for their territory. In fiscal 1997, the Company began marketing its complete product lines to Canadian dealers. The
Company believes that marketing directly through dealers brings the Company closer to its Canadian customers, which enables improved service and more competitive prices on snowmobiles, ATVs and parts, garments and accessories. Canadian sales are made in Canadian dollars, nearly all of which is financed through certain Canadian financial institutions. Sales outside North America are normally made in U.S. dollars and most are supported by letters of credit or credit insurance.
  The Company's marketing efforts are comprised of dealer, distributor and customer promotions, advertising and cooperative programs with its dealers and distributors. Each year, the Company and its distributors conduct dealer shows in order to introduce the upcoming year's models and to promote dealer orders. Marketing activities are also designed to promote directly to consumers. Products are advertised by the Company in consumer magazines and through other media. In addition, the Company engages in extensive dealer cooperative advertising, on a local and national level, whereby the Company and its dealers share advertising costs. Each season the Company produces promotional films, product brochures, point of purchase displays, leaflets, posters and banners, and other promotional items for use by dealers. The
Company also participates in consumer shows and rallies with dealers and sponsors independent drivers who participate in races throughout the world. In order for its dealers and distributors to remain price competitive and to reduce retail inventories, the Company will from time to time make available to them rebate programs, discounts, or other incentives. The Company publishes and mails, four times a year, the Pride magazine to all registered owners of its products.
  The Company places strong emphasis on identifying and addressing the specific needs of its customers by periodically conducting dealer and consumer focus group meetings and surveys.
  The Company warrants its snowmobiles and ATVs under a limited warranty against defects in materials and workmanship for a period ranging from six months to one year from the date of retail sale or for a period of 90 days from the date of commercial or rental use. Repairs or replacements under warranty are administered through the Company's dealers and distributors.

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

Regulation
Both federal and state authorities have vigorous environmental control requirements relating to air, water and noise pollution that affect the manufacturing operations of the Company. The Company endeavors to insure that its facilities comply with applicable environmental regulations and standards. Various states and other governmental agencies have also promulgated safety regulations regarding the use of snowmobiles and ATVs. The Company has supported laws and regulations pertaining to safety and noise abatement. The Company believes that the adoption of any pending laws or regulations would not negatively affect its products to any greater degree than those of its competitors.
  California has enacted legislation setting emission standards for ATVs, and the company currently meets these requirements. The
Company supports balanced and appropriate programs that educate the customer on safe use of its products and protect the environment. Although currently the snowmobile industry is not regulated by any federal or state legislation, the Environmental Protection Agency (EPA) has initiated a process to regulate snowmobile and ATV engines. The
Company expects a final ruling no earlier than September of 2002 affecting the model years 2006 and beyond.
  Certain materials used in snowmobile and ATV manufacturing that are toxic, flammable, corrosive or reactive are classified by the federal and state governments as "hazardous materials." Control of these substances is regulated by the EPA and various state pollution control agencies, which require reports and inspection of facilities to monitor compliance. The Company's cost of compliance with environmental regulations has not been, and is not expected to be, material. The Company's manufacturing facilities are subject to the regulations promulgated by, and may be inspected by, the Occupational Safety and Health Administration.
  The Company is a member of the International Snowmobile
Manufacturers Association (ISMA), a trade association formed to promote safety in the manufacture and use of snowmobiles, among other things. The ISMA is currently made up of Arctic Cat, Bombardier (Ski-Doo), Yamaha, and Polaris. The ISMA members are also members of the Snowmobile Safety and Certification Committee
(SSCC), which promulgated voluntary safety standards for snowmobiles. The SSCC standards, which require testing and evaluation by an independent testing laboratory of each model produced by participating snowmobile manufacturers, have been adopted by the Canadian Department of Transport. Following the development of the SSCC standards, the U.S. Consumer Products
Safety Commission denied a petition to develop a mandatory federal safety standard for snowmobiles in light of the high degree of adherence to the SSCC standards in the United States. Since the Company's inception, all of its models have complied with the SSCC standards.
  The Company is a member of the Specialty Vehicle Institute of America (SVIA), a trade association organized to foster and promote the safe and responsible use of specialty vehicles manufactured and/ or distributed throughout the United States of America. The Company is also a member of the Canadian All-Terrain Vehicle Distributors
Council (CATV), a council of similar function. In addition, the Arctic Cat ATV conforms to certain U.S. Consumer Product Safety Commission standards.

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

Employees
At March 31, 2001, the Company had approximately 1,122 employees including 276 salaried and 846 hourly and production personnel. Due to the seasonal nature of sales and the Company's snowmobile production schedule, prior to the introduction of the ATV, approximately 60% of hourly personnel worked only during the spring through the late fall production period. However, during the past five fiscal years, a majority of employees remained employed throughout the year to produce the Arctic Cat ATV. The Company's employees are not represented by a union or subject to a collective bargaining agreement. The Company has never experienced a strike or work stoppage and considers its relations with its employees to be excellent.

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

ITEM 2. PROPERTIES

The Company owns its manufacturing facilities and executive offices in Thief River Falls, Minnesota. The facilities consist of approximately 498,000 square feet of manufacturing, office and warehouse space on
49.5 acres, including approximately 417,000 square feet devoted to manufacturing, and approximately 81,000 square feet devoted to office and administrative uses. The Company also owns a separate building on land contiguous to the manufacturing facilities and executive offices. The building consists of approximately 60,000 square feet on two floors of which the Company utilizes approximately two-thirds for its sewing production of Arcticwear garments and snowmobile seats.
  The Company owns three separate parcels of undeveloped land adjacent to its Thief River Falls property totaling approximately 94.8 acres. This property is used by the Company for some of its testing activities and remains available for future expansion.
  The Company owns a 37,000 square foot building located in Madison, South Dakota, which is used to paint hoods and produce parts for snowmobiles and ATVs. The Company also owns a 220,000 square foot facility in Bucyrus, Ohio, to house its service parts, garments and accessories distribution operations. The Company believes the Bucyrus facility's proximity to central shipping hubs and close access to Canada provides decreased delivery times to the majority of its dealers.

ITEM 3. LEGAL PROCEEDINGS

Accidents involving personal injury and property damage occur in the use of snowmobiles, PWC, and ATVs. Claims have been made against the Company from time to time. It is the Company's policy to vigorously defend against these actions. The Company believes that the cases in discovery are adequately covered by reserves and product liability insurance. Although the Company from time to time has been named as a defendant in lawsuits involving product liability claims against Arctic Enterprises, Inc. on the theory that the Company is a successor of Arctic Enterprises, Inc., the Company is not a successor of Arctic Enterprises, Inc. and has never been found liable in any such lawsuits. The Company is not involved in any legal proceedings which are considered to have the potential for a materially adverse impact on the Company's business or financial condition.
  Product liability insurance is presently maintained by the Company on a "per occurrence" basis (with coverage being provided in respect of accidents which occurred during the policy year, regardless of when the related claim is made) in the amount of $10,000,000 in the aggregate, with a $1,000,000 self-insured retention. The Company believes such insurance is adequate.





ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders' during the fourth quarter of fiscal 2001.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT

Name                    Age     Position
---------------         ---     ---------------------------
William G. Ness 	63	Chairman of the Board of Directors
Christopher A. Twomey	53	President and Chief Executive Officer
Terry J. Blount 	58 	Vice President - Human Resources
Robert Bonev            43      Vice President - Marketing
Timothy C. Delmore 	47  	Chief Financial Officer and Corporate Secretary
Ronald G. Ray           52      Vice President - Manufacturing
Roger H. Skime          58      Vice President - Research & Development
Ole E. Tweet            54      Vice President - New Product Development

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

Mr. Bonev has been Vice President - Marketing since June of 2001 and has over 18 years of marketing experience including senior marketing positions with Mercury Marine, a division of Brunswick and Outboard Marine Corporation.

Mr. Blount has been Vice President - Human Resources since August of 1996. Mr. Blount has over 31 years of Human Resource experience in the manufacturing field. Prior to joining the Company, Mr. Blount worked as Vice President-Human Resources at Washington Scientific Industries since 1981.

Mr. Delmore has been Chief Financial Officer of the Company since 1986 and has been Corporate Secretary of the Company since 1989. Mr. Delmore, a CPA with seven years of prior public accounting experience, joined the Company in 1985 as Controller.

Mr. Ray has been Vice President - Manufacturing since April of 1992 and has over 30 years of manufacturing experience. Before joining Arctic Cat he served eight years as Vice President of Manufacturing for a Minnesota based company.

Mr. Skime has been Vice President - Research and Development of the Company since its inception in 1983 and has been employed in the snowmobile industry for 40 years.

Mr. Tweet has been Vice President of New Product Development and General Manager of the Marine Division since May 1992. Prior to that, he had been the Company's Vice President - Marketing since its inception in 1983 and has been employed in the snowmobile industry for 36 years.



                                 PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



The Company's common stock is traded on the Nasdaq National
Market under the Nasdaq symbol "ACAT". Quotations below represent the high and low sale prices as reported by Nasdaq. The Company's stock began trading on the Nasdaq National Market on June 26, 1990.

Years ended March 31,         2001                  2000
Quarterly Prices         High      Low          High    Low
                        ------   -------      ------  -------
First Quarter           $12.00   $  9.94      $10.00  $  7.75
Second Quarter          $13.13   $ 11.25      $10.50  $  8.88
Third Quarter           $13.00   $ 11.38      $10.50  $  8.63
Fourth Quarter          $15.00   $ 11.63      $10.31  $  9.75




As of June 11, 2001, the Company had approximately 558 stockholders of record, including the nominee of Depository Trust Company which held 14,280,591 shares of common stock.
On March 2, 1992, the Company initiated a $0.0267 per share regular quarterly dividend. The quarterly dividend was increased to $0.0355 per share on March 2, 1993 and subsequently increased to $0.0467 per share on March 2, 1994. The Company has paid a quarterly dividend of $0.06 per share since February 2, 1995.







ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts)
Years ended March 31,        2001     2000     1999     1998     1997
INCOME STATEMENT DATA:       ----     ----     ----     ----     ----
Net sales                $530,648 $494,875 $489,503 $514,106 $477,007
Cost of goods sold        394,228  374,322  366,292  378,588  359,661
                          -------  -------  -------  -------  -------
Gross profit              136,420  120,553  123,211  135,518  117,346
Selling, general and
 administrative expenses  100,702  114,845   90,280   97,840   83,282
                          -------  -------  -------  -------  -------
Operating profit           35,718    5,708   32,931   37,678   34,064
Interest income             4,563    4,591    2,933    1,837    1,798
Interest expense                -        -      (27)     (59)    (109)
                          -------  -------  -------  -------  -------
Earnings before income
 taxes                     40,281   10,299   35,837   39,456   35,753
Income taxes               13,293    2,678   12,722   14,007   12,692
                          -------  -------  -------  -------  -------
Net earnings              $26,988   $7,621* $23,115  $25,449  $23,061
                          -------  -------  -------  -------  -------
                          -------  -------  -------  -------  -------

Net earnings per share
    Basic                  $1.11    $0.30*   $0.84    $0.88    $0.78
    Diluted                $1.10    $0.30*   $0.84    $0.88    $0.78
Cash dividends per share   $0.24    $0.24    $0.24    $0.24    $0.24
                          -------  -------  -------  -------  -------
                          -------  -------  -------  -------  -------

Weighted average shares outstanding
    Basic                  24,231   25,535   27,632   28,974   29,476
    Diluted                24,457   25,586   27,668   29,059   29,653
_____________________________________________________________________
As of March 31,              2001     2000     1999     1998     1997
BALANCE SHEET DATA
 (In thousands):
Cash & short-term
 investments              $99,828 $108,277  $95,208  $58,545  $50,740
Working capital           127,216  132,072  142,039  142,243  131,604
Total assets              255,658  246,535  240,146  229,718  217,967
Long-term debt                  -        -        -        -        -
Shareholders' equity      170,442  162,558  175,479  177,505  166,738

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




QUARTERLY FINANCIAL DATA (unaudited)


(In thousands, except   Total      First      Second     Third      Fourth
 per share amounts)     Year       Quarter    Quarter    Quarter    Quarter
Net Sales              -------    -------     -------    -------    -------
  2001                $530,648    $87,965    $197,074   $158,032    $87,577
  2000                 494,875     88,916     209,759    111,402     84,798
  1999                 489,503     90,592     196,359    111,958     90,594
Gross Profit
  2001                $136,420    $21,574     $51,648    $42,114    $21,084
  2000                 120,553     21,715      48,806     33,414     16,618
  1999                 123,211     21,951      53,264     31,523     16,473
Net Earnings (Loss)
  2001                 $26,988     $2,052     $18,606     $7,365    $(1,035)
  2000                   7,621      1,861       2,172      4,311       (723)
  1999                  23,115      1,529      19,039      4,278     (1,731)
Net Earnings (Loss) Per Share
  2001   Basic           $1.11      $0.08       $0.77      $0.31     $(0.04)
         Diluted          1.10       0.08        0.76       0.30      (0.04)
  2000   Basic & Diluted  0.30       0.07        0.08       0.17      (0.03)
  1999   Basic & Diluted  0.84       0.05        0.68       0.16      (0.06)






ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal 2001 was a very successful year for Arctic Cat. The Company reported record breaking revenues of $530.6 million. ATV sales increased 20% as Arctic Cat continued to outpace the ATV industry's double-digit growth. ATV growth continues to diversify the Company's sales mix. In fiscal 2001 37% of net sales were from ATVs. U.S. industry-wide retail sales of snowmobiles increased during the year as a result of the first normal winter snowfall in four years and Arctic Cat retail snowmobile sales outpaced the industry. Based on dealer orders, last season's normal snow fall and Arctic Cat's excellent product line, the Company believes snowmobile sales will increase in fiscal 2002. During the year the Company repurchased 1.3 million shares of Arctic
Cat stock. Since 1996 the Company has repurchased over 6 million shares of stock under various repurchase authorizations.



Results of Operations
2001 vs. 2000 - During fiscal 2001 net sales increased 7.2% to $530,648,000 from $494,875,000 in fiscal 2000. ATV unit volume increased 22.3% offset by a 7.1% decrease in snowmobile unit volume and a $4,240,000 decrease in PWC sales dollars. Dollar sales of parts, garments and accessories increased 3.2%. The Company believes the continued increase in ATV sales is due both to enthusiastic dealer and consumer reception of the Arctic Cat ATV and growth in the ATV market. Snowmobile unit volume decreased because of lower dealer orders related to warmer than usual weather during the prior winter season. PWC dollar sales decreased because of the Company's decision to exit the PWC business in mid fiscal 2000.
  Gross profit increased 13.2% to $136,420,000 in 2001 from $120,553,000 in 2000 and the gross profit percentage increased to 25.7% from 24.4% in 2000. The increase in the year-to-date gross profit percentage was primarily due to exit and related costs recorded last year for the discontinued PWC business.
  Selling, general and administrative expenses decreased 12.3% to $100,702,000 in 2001 from $114,845,000 in 2000. The decrease in operating expenses was mainly due to watercraft exit costs of $18,627,000 recorded last year, which were offset to a certain extent by increased ATV marketing expenses this year. As a percent of net sales, operating expenses were 19.0% compared with 19.4%, excluding PWC exit costs for the same period last year. During mid fiscal 2000 the Company exited the PWC business. There were no adjustments to the initial exit plan restructuring charge during fiscal 2001. The Company estimates the following cash requirements for the exit related costs after March 31, 2001; $5,097,000 for consumer incentives and $2,861,000 for other exit costs.
  Operating profits increased to $35,718,000 in 2001 from $5,708,000 in 2000. As a percent of net sales, operating profits increased to 6.7% in 2001 compared to 1.2% in 2000 (see gross profit and operating expense discussion).
  Net earnings were $26,988,000 or $1.10 per share on a diluted basis, as compared to net earnings of $7,621,000 or $0.30 per share on a diluted basis for fiscal 2000. Net earnings as a percent of net sales were 5.1% and 1.5% in 2001 and 2000, respectively. Without the exit costs and related costs associated with the discontinued PWC business, fiscal 2000 net earnings would have been $24,520,000 or $0.96 per diluted share.

2000 vs. 1999 - During fiscal 2000 net sales increased 1.1 % to $494,875,000 from $489,503,000 in fiscal 1999. ATV unit volume increased 44.2% offset by a 13.3% decrease in snowmobile unit volume, a 69.2% decrease in PWC unit volume and a 8.4 % increase in dollar sales of parts, garments and accessories. The Company believes the continued increase in its ATV sales was due both to enthusiastic dealer and consumer reception of the Arctic Cat ATV and growth in the ATV market. Snowmobile unit volume decreased because of lower dealer orders related to warmer than usual weather during the prior winter season. PWC unit volume decreased because of the Company's decision to exit the PWC business in fiscal 2000.
  Gross profit decreased 2.2% to $120,553,000 in 2000 from $123,211,000 in 1999 and the gross profit percentage decreased to 24.4 % from 25.2 % in 1999. These decreases were due to exit and related costs associated with the PWC business.
  Selling, general and administrative expenses increased 27.2% to $114,845,000 in 2000 from 90,280,000 in 1999. The increase was mainly due to $18,627,000 of exit costs associated with the discontinued PWC business. These charges mainly consisted of items such as consumer incentive programs, write-offs of equipment and tooling, and costs related to the Company's dealers. Fiscal 2000 operating expenses also increased due to costs of $2,410,000 relating to legal and other matters. The remainder of the increase was attributable to increased ATV marketing expenses related to higher sales levels.
Without the exit costs associated with the discontinued PWC business operating expenses would have increased 6.6% to $96,218,000 from $90,280,000 compared to the same period last year. As a percent of net sales, year-to-date operating expenses, excluding PWC exit costs would have been 19.9% compared with 18.8% for the same period last year.
  Operating profits decreased 82.7% to $5,708,000 in 2000 from $32,931,000 in 1999. As a percent of net sales, operating profits decreased to 1.2% in 2000 compared to 6.7 % in 1999 (see gross profit and operating expense discussion).
  Net earnings for fiscal 2000 decreased 67.0% to $7,621,000 or $0.30 per share on a diluted basis, as compared to net earnings of $23,115,000 or $0.84 per share on a diluted basis for fiscal 1999. Net earnings as a percent of net sales were 1.5 % and 4.7 % in 2000 and 1999, respectively. Without the exit costs and related costs associated with the discontinued PWC business, net earnings for fiscal 2000 would have been $24,520,000 or $0.96 per diluted share, as compared to net earnings of $23,115,000 or $0.84 per diluted share, in fiscal 1999.

Liquidity and Capital Resources
The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company believes current available cash and cash generated from operations will provide sufficient funds to finance the Company on a short and long-term basis.

Cash and Short-Term Investments
Cash and short-term investments were $99,828,000 at March 31, 2001 compared to $108,277,000 at March 31, 2000. The Company's cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company's snowmobile and spring ATV production cycles begin. The Company's investment objectives are first, safety of principal and second, rate of return.

Working Capital
The Company has an unsecured credit agreement with a bank for the issuance of up to $75,000,000 of documentary and stand-by letters of credit and for working capital. Total working capital borrowings under the credit agreement are limited to $30,000,000. The total letters of credit issued at March 31, 2001 were $20,372,000, of which $17,253,000 was issued to Suzuki Motor Corporation for engine purchases. Since 1996, the Company has repurchased 6,360,814 shares of common stock. In May 2001, the Company's Board of Directors has authorized an additional $20,000,000 share repurchase.
  In 2001, the Company invested $23,100,000 in capital expenditures.
The Company expects that fiscal 2001 capital expenditures, including tooling, will be approximately $20,000,000. The Company believes that cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program and capital expenditure requirements on a short and long-term basis.
  The Company has agreements with certain finance companies to provide snowmobile and ATV floor plan financing for the Company's
North American dealers. These agreements improve the Company's liquidity by financing dealer purchases of products without requiring substantial use of the Company's working capital. The Company is paid by the floor plan companies shortly after shipment and as part of its marketing programs the Company pays the floor plan financing of its dealers for certain set time periods depending on the size of a dealer's order. The financing agreements require repurchase of repossessed new and unused units and set limits upon the Company's potential liability for annual repurchases. The aggregate potential liability was approximately $11,807,000 at March 31, 2001. No material losses have been incurred by the Company under these agreements, which are terminable by either party upon 30 days notice. The Company has also guaranteed approximately 50% of the amounts financed by its dealers with one of the finance companies. At March 31, 2001, the Company's maximum level of exposure under this guarantee was approximately $73,698,000. No material losses have been incurred by the Company under this agreement. The Company believes current available cash and cash generated from operations provide sufficient funding in the event there is a requirement to perform under this guarantee.


Inflation and Exchange Rates
Inflation is not expected to have a significant impact on the Company's business. The Company generally has been able to offset the impact of increasing costs through a combination of productivity gains and price increases.
  During fiscal 2001, 32% of the Company's cost of sales were purchased from Japanese yen denominated suppliers. The majority of these purchases were made from Suzuki Motor Corporation who supplies engines for the Company's snowmobiles and ATVs. The
Company has an agreement with Suzuki Motor Corporation for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually. During fiscal 2001, the exchange rate fluctuation between the U.S. dollar and the Japanese yen had a modest negative impact on the Company's operating results. From time to time the Company utilizes foreign exchange hedging contracts to minimize the impact of exchange rate fluctuations. At March 31, 2001, there were $21,495,000 of foreign exchange contracts outstanding for Japanese yen.
  Sales to Canadian dealers are made in Canadian dollars with the U.S. dollar serving as the functional currency. During fiscal 2001, sales to Canadian dealers comprised 13.6% of total net sales. During fiscal 2001, the exchange rate fluctuation between the U.S. dollar and the Canadian dollar had a modest negative impact on operating profits.
The Company hedged for this exchange rate fluctuation. At March 31, 2001 there were no foreign exchange contracts outstanding related to the Canadian dollar.



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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risk relating to changes in interest rates and foreign currency exchange rates. Information regarding foreign currency exchange rates is discussed within "Management's Discussion and Analysis - Inflation and Exchange
Rate" and footnote A to Financial Statements. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of available-for-sale debt securities approximate related fair value and the associated market risk is not deemed to be significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements, Notes, and Report of Independent Certified
Public Accountants appear on pages 18 through 28. Quarterly financial data appears in Item 6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                              None


                           PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the heading "Election of Directors" and "Beneficial Ownership of Capital Stock-Section 16(a) Beneficial
Ownership Reporting Compliance" in the Company's definitive Proxy
Statement for the Annual Meeting of Shareholders to be held August 9, 2001, is incorporated herein by reference.
Pursuant to instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information included under the heading "Executive Compensation and Other Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 9, 2001, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information included under the heading "Beneficial Ownership of Capital Stock" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 9, 2001, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions, appearing under the heading "Executive Compensation and Other Information-Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 9, 2001, is incorporated herein by reference.


                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of report

1. Financial Statements.
   The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K:
                                                           Form 10-K
                                                      Page Reference
  (i)   Consolidated Balance Sheets                               19
        as of March 31, 2001 and 2000

 (ii)   Consolidated Statements of Earnings                       20
        for the three years ended March 31, 2001, 2000 and 1999

(iii)   Consolidated Statements of Shareholders'                  21
        Equity for the three years ended March 31, 2001, 2000 and 1999

 (iv)   Consolidated Statements of Cash Flows                     22
        for the three years ended March 31, 2001, 2000 and 1999

  (v)   Notes to Consolidated Financial                        23-28
        Statements

 (vi)   Report of Independent Certified Public                    29
        Accountants

2. Schedules filed as part of this Form 10-K:
   None

3. Exhibits
                                                          Method of Filing
3(a)    Amended and Restated Articles of Incorporation            (3)
        of Company

3(b)    Restated By-Laws of the Company                           (1)

4(a)    Form of specimen Common Stock Certificate                 (1)

4(b)    Rights Agreement by and between the Company and           (4)
        Norwest Bank Minnesota, N.A., dated September 5, 1991

10(a)   1989 Stock Option Plan, as amended                        (3)

10(b)   1995 Stock Option Plan, as amended                        (3)

10(c)   Purchase/Supply Agreement dated as of                     (1)
        March 1, 1985 between Suzuki Motor Co.,
        Ltd. and the Company, and related Agreement on Implementation of Warranty Provision.

10(d)   Form of Employment Agreement between the                  (1)
        Company and each of its executive officers

10(e)   Floorplan Repurchase Agreement dated                      (1)
        July 13, 1984, between the Company and
        ITT Commercial Finance Corp.

10(f)   Floorplan Repurchase Agreement dated as                   (1)
        of June 15, 1988, between the Company and ITT Commercial Finance, a division Of ITT
        Industries of Canada, Ltd.

10(g)   Discretionary Revolving Credit Facility, dated            (3)
        as of June 6, 1997, between the Company and Norwest Bank Minnesota, National Association.

21      Subsidiaries of the Registrant                            (2)

23      Consent of Independent Certified Public Accountants       (2)


(b) Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended
March 31, 2001.

(c) Exhibits
Reference is made to Item 14(a) 3.

(1) Incorporated herein by reference to the Company's Form S-1 Registration Statement (File Number 33-34984).
(2) Filed with this Form 10-K.
(3) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(4) Incorporated by reference to Exhibit 1 to the Company's Registration on Form 8-A filed with the SEC on September 9, 1991.




                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of June, 2001.

                            ARCTIC CAT INC.

                       /s/Christopher A. Twomey
                       _________________________
                          Christopher A. Twomey
                   President, Chief Executive Officer
                            and Director
               (Principle Executive Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/William G. Ness                                      June 28, 2001
___________________________                             ___________________
William G. Ness
Chairman of the Board and Director

/s/Christopher A. Twomey                                June 28, 2001
___________________________                             ___________________
Christopher A. Twomey
President, Chief Executive Officer
and Director
(Principle Executive Officer)

/s/Timothy C. Delmore                                   June 28, 2001
___________________________                             ___________________
Timothy C. Delmore
Chief Financial Officer
(Principle Financial and Accounting Officer)

/s/Robert J. Dondelinger                                June 28, 2001
___________________________                             ___________________
Robert J. Dondelinger, Director

/s/William I. Hagen                                     June 28, 2001
___________________________                              ___________________
William I. Hagen, Director

/s/John C. Heinmiller                                   June 28, 2001
___________________________                              ___________________
John C. Heinmiller, Director

/s/Gregg A. Ostrander                                   June 28, 2001
___________________________                              ___________________
Gregg A. Ostrander, Director

/s/Kenneth J. Roering                                   June 28, 2001
___________________________                              ___________________
Kenneth J. Roering, Director

/s/Takata Katsumi                                       June 28, 2001
___________________________                              ___________________
Takata Katsumi, Director



                           ARCTIC CAT INC.
                     CONSOLIDATED BALANCE SHEETS
                             March 31,
                                               2001             2000
ASSETS
Current Assets
   Cash and equivalents               $  42,881,000    $  60,028,000
   Short-term investments                56,947,000       48,249,000
   Accounts receivable, less allowances  24,897,000       18,348,000
   Inventories                           60,939,000       61,669,000
   Prepaid expenses                       2,401,000        2,880,000
   Deferred income taxes                 18,045,000       18,975,000
                                        -----------      -----------
              Total current assets      206,110,000      210,149,000
Property and Equipment - At Cost
   Machinery, equipment and tooling      86,799,000       71,936,000
   Land, buildings and improvements      18,319,000       16,861,000
                                        -----------      -----------
                                        105,118,000       88,797,000
   Less accumulated depreciation         55,570,000       52,411,000
                                        -----------      -----------
                                         49,548,000       36,386,000
                                        -----------      -----------
                                       $255,658,000     $246,535,000
                                        -----------      -----------
                                        -----------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                   $  29,309,000    $  27,318,000
   Accrued expenses                      49,585,000       49,777,000
   Income taxes payable                           -          982,000
                                        -----------      -----------
             Total current liabilities   78,894,000       78,077,000
Deferred Income Taxes                     6,322,000        5,900,000
Commitments and Contingencies                     -                -
Shareholders' Equity
   Preferred stock, par value $1.00;
    2,050,000 shares authorized; none issued      -                -
   Preferred stock - Series A Junior
    Participating, par value $1.00;
    450,000 shares authorized; none issued        -                -
   Common stock, par value $.01;
    37,440,000 shares authorized; shares
    issued and outstanding, 16,228,412 in
    2001; 17,327,975 in 2000                162,000          173,000
   Class B common stock, par value $.01;
    7,560,000 shares authorized, issued, and
    outstanding                              76,000           76,000
   Accumulated other comprehensive income   320,000                -
   Retained earnings                    169,884,000      162,309,000
                                        -----------      -----------
                                        170,442,000      162,558,000
                                        -----------      -----------
                                       $255,658,000     $246,535,000
                                        -----------      -----------
                                        -----------      -----------
The accompanying notes are an integral part of these statements.

                                 19


                           ARCTIC CAT INC.
                 CONSOLIDATED STATEMENTS OF EARNINGS
                        Years ended March 31,

                                              2001          2000          1999
                                       -----------   -----------  ------------
Net sales                             $530,648,000  $494,875,000  $489,503,000
Cost of goods sold                     394,228,000   371,487,000   366,292,000
Watercraft inventory writedown                   -     2,835,000             -
                                       -----------   -----------   -----------
           Gross profit                136,420,000   120,553,000   123,211,000
Selling, general and administrative
 expenses                              100,702,000    96,218,000    90,280,000
Watercraft exit costs                            -    15,147,000             -
Watercraft asset impairment                      -     3,480,000             -
                                       -----------   -----------   -----------
           Operating profit             35,718,000     5,708,000    32,931,000
Other income (expense)
        Interest income                  4,563,000     4,591,000     2,933,000
        Interest expense                         -             -       (27,000)
                                       -----------   -----------   -----------
                                         4,563,000     4,591,000     2,906,000
                                       -----------   -----------   -----------
           Earnings before income taxes 40,281,000    10,299,000    35,837,000
Income tax expense                      13,293,000     2,678,000    12,722,000
                                       -----------   -----------   -----------
           Net earnings               $ 26,988,000  $  7,621,000  $ 23,115,000
                                       -----------   -----------   -----------
                                       -----------   -----------   -----------
Net earnings per share
        Basic                                $1.11         $0.30         $0.84
        Diluted                              $1.10         $0.30         $0.84
                                       -----------   -----------   -----------
                                       -----------   -----------   -----------
Weighted average shares outstanding
        Basic                           24,231,000    25,535,000    27,632,000
        Diluted                         24,457,000    25,586,000    27,668,000
                                       -----------   -----------   -----------
                                       -----------   -----------   -----------
The accompanying notes are an integral part of these statements.

                                 20

                            Arctic Cat Inc.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Years Ended March 31,

                                               Accumulated
                        Class B     Additional Other
      Common Stock   Common Stock   Paid-in    Comprhensive Retained
      Shares Amount  Shares  Amount Capital    Income       Earnings Total
________ ______  ______  ______  _______ ________ _____  ______ ________
Balances at April 1, 1998
      20,857,909 $209,000 7,560,000 $76,000 $9,356,000  $     -   $167,864,000
$177,505,000
Exercise of stock options
          49,950        -         -       -    299,000        -              -
     299,000
Repurchase of common stock
      (2,079,084) (21,000)        -       - (9,655,000)       -     (9,116,000)
 (18,792,000)
Net earnings   -        -         -       -          -        -     23,115,000
  23,115,000
Dividends ($0.24 per share)
               -        -         -       -          -        -     (6,648,000)
  (6,648,000)
________________________________________________________________________
Balances at March 31, 1999
      18,828,775  188,000 7,560,000  76,000          -        -    175,215,000
 175,479,000
Repurchase of common stock
      (1,500,800) (15,000)        -       -          -        -    (14,396,000)
 (14,411,000)
Net earnings   -        -         -       -          -        -      7,621,000
   7,621,000
Dividends ($0.24 per share)
               -        -         -       -          -        -     (6,131,000)
  (6,131,000)
 _______________________________________________________________________

Balances at March 31, 2000
      17,327,975  173,000 7,560,000  76,000          -        -    162,309,000
 162,558,000
Exercise of stock options
         290,859    3,000         -       -  2,984,000        -              -
   2,987,000
Tax benefits from stock option exercises
               -        -         -       -     95,000        -              -
      95,000
Repurchase of common stock
      (1,390,422) (14,000)        -       - (3,079,000)       -    (13,598,000)
 (16,691,000)
Net earnings   -        -         -       -          -        -     26,988,000
  26,988,000
Unrealized gain on securities available-
 for-sale, net of tax

               -        -         -       -          -  320,000              -
     320,000
Total other comprehensive income
               -        -         -       -          -        -              -
  27,308,000
Dividends ($0.24 per share)
               -        -         -       -          -        -     (5,815,000)
  (5,815,000)
 _______________________________________________________________________

Balances at March 31, 2001
      16,228,412 $162,000 7,560,000 $76,000          - $320,000   $169,884,000
$170,442,000
------------------------------------------------------------------------
------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                                 21


                               ARCTIC CAT INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended March 31,
                                              2001         2000          1999
Cash flows from operating activities   -----------   ----------   -----------
  Net earnings                        $ 26,988,000  $ 7,621,000  $ 23,115,000
  Adjustments to reconcile net earnings
   to net cash provided
    by operating activities
       Depreciation                      9,985,000   10,569,000    12,486,000
       Deferred income taxes             1,164,000   (5,301,000)   (3,261,000)
       Tax benefit from stock option
        exercises                           95,000            -             -
       Watercraft inventory writedown,
        exit costs and asset impairment          -   21,462,000             -
       Changes in operating assets and
        liabilities, net of effect of
        watercraft charges:
          Trading securities            (8,855,000)  (5,009,000)  (10,566,000)
          Accounts receivable           (6,549,000)   4,915,000     6,954,000
          Inventories                      730,000    1,689,000    19,505,000
          Prepaid expenses                 479,000     (305,000)   (1,154,000)
          Accounts payable               1,991,000    3,303,000     2,994,000
          Accrued expenses                (192,000)   3,207,000     6,277,000
          Income taxes                    (982,000)  (2,330,000)    5,423,000
             Net cash provided by       ----------   ----------    ----------
              operating activities      24,854,000   39,821,000    61,773,000
Cash flows from investing activities
  Purchase of property and equipment   (23,147,000) (11,219,000)  (10,535,000)
  Sale and maturity of available-for-
   sale securities                         665,000      555,000       552,000
             Net cash used in           ----------   ----------    ----------
              investing activities     (22,482,000) (10,664,000)   (9,983,000)
Cash flows from financing activities
  Proceeds from issuance of common stock 2,184,000            -             -
  Repurchase of common stock           (15,888,000) (14,411,000)  (18,493,000)
  Dividends paid                        (5,815,000)  (6,131,000)   (6,648,000)
             Net cash used in financing ----------   ----------    ----------
              activities               (19,519,000) (20,542,000)  (25,141,000)
Net increase (decrease) in cash         ----------   ----------    ----------
 and equivalents                       (17,147,000)   8,615,000    26,649,000
Cash and equivalents at beginning of
 year                                   60,028,000   51,413,000    24,764,000
                                        ----------   ----------    ----------
Cash and equivalents at end of year   $ 42,881,000 $ 60,028,000  $ 51,413,000
                                        ----------   ----------    ----------
                                        ----------   ----------    ----------
Supplemental disclosure of cash
 payments for income taxes            $ 14,686,000 $ 11,168,000  $ 12,191,000
                                        ----------   ----------    ----------
                                        ----------   ----------    ----------
Supplemental disclosure of non-cash investing and financing activities:
During 2001, the unrealized gain on securities available-for-sale, net of tax was $320,000. During 2001 and 1999, mature common shares with a fair market value of $803,000 and $299,000 were exchanged in settlement for the exercise of certain stock options.

The accompanying notes are an integral part of these statements.

                                 22

                            Arctic Cat Inc.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     March 31, 2001, 2000 and 1999

A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Arctic Cat Inc. (the "Company") operates in a single industry segment and designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Catr brand name, and related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota. The Company's products are sold through a network of independent dealers and distributors located throughout the United States, Canada, Scandinavia and other international markets.

Use of Estimates
Preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements. Actual results could differ from the estimates used by management.

Principles of Consolidation
The consolidated financial statements include the accounts of Arctic
Cat Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents
The Company considers highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of commercial paper and put bonds and are stated at cost, which approximates market value based upon quoted market prices. Cash equivalents totaled $39,321,000 and $65,468,000 at March 31, 2001 and 2000.

Fair Values of Financial Instruments
Due to their short-term nature, the carrying value of current financial assets and liabilities approximates their fair value.

Short-Term Investments
Short-term investments are reported at fair value and include trading securities, with unrealized gains and losses included in net earnings, and available-for-sale securities, with unrealized gains and losses reported as a separate component of shareholders' equity. The
Company utilizes the specific identification method in accounting for its short-term investments.

Inventories
Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Property and Equipment
Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using the units of production method for tooling and the straight-line method for all other property and equipment. Tooling is amortized over the life of the product, generally three years. Estimated services lives range from 15 - 20 years for buildings and improvements and 5 - 7 years for machinery and equipment. Accelerated and straight-line methods are used for income tax reporting.

Product Warranties
The Company provides for estimated warranty costs at the time of sale and accrues for specific items after the sale when their existence is known and the amounts are determinable. During fiscal 2000, the Company recognized an increase of approximately $3,100,000 to its accrual for estimates of warranty costs.

Insurance
The Company is self-insured for employee medical, workers' compensation, and product liability claims. Specific stop loss coverages are provided for catastrophic claims. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated.

Revenue Recognition
The Company recognizes revenue and provides for estimated marketing expenses when products are shipped to dealers.

Research and Development
Research and development costs are expensed as incurred and are reported as a component of selling, general and administrative expenses. Research and development expense was $10,449,000, $9,872,000 and $9,545,000 during 2001, 2000 and 1999.

Advertising
The Company expenses advertising costs as incurred. Advertising expense was $16,896,000, $17,225,000 and $16,238,000, during 2001,
2000 and 1999.

Stock-Based Compensation
The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation plans. Pro forma information related to the fair value based method of accounting is contained in Note K.

Net Earnings Per Share
The Company's diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 438,583, 1,206,084 and 1,363,236 shares of common stock with weighted average exercise prices of $13.44, $11.47 and $11.65 were outstanding during 2001, 2000 and 1999, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Foreign Currency
The Company's sales and marketing activities with Canadian dealers are denominated in Canadian currency with the U.S. dollar serving as the functional currency. Assets and liabilities denominated in Canadian currency are translated using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average foreign exchange rate in effect for the period. Exchange gains and losses are reflected in the results of operations.
  The Company enters into forward exchange contracts to hedge purchase commitments denominated in Japanese yen for ATV engines.
Gains and losses on the Japanese yen denominated forward exchange contracts are deferred and included in the valuation of the acquired inventory as the forward exchange contracts hedge the underlying foreign exchange exposure. The Company also enters into forward exchange contracts to hedge Canadian currency transfers to U.S. dollars. Gains and losses on the Canadian currency forward exchange contracts are reflected in the results of operations as they are utilized. At March 31, 2001, the Company had open Japanese yen forward exchange purchase contracts with notional amounts totaling
$21,495,000 maturing through June 2001. There were no open forward contracts relating to Canadian currency transfers at March 31, 2001. The Company does not enter into for-ward exchange contracts for trading purposes.

New Accounting Pronouncements
The Company adopted Emerging Issues Task Force Issue 00-10 (EITF
00-10), "Accounting for Shipping and Handling Fees and Costs", in
2001. EITF 00-10 requires amounts billed to a customer for shipping and handling to be presented as revenue and actual shipping and handling costs presented as cost of goods sold. Historically, the Company had presented shipping and handling revenue as a reduction of cost of goods sold. The adoption of EITF 00-10 required the Company to reclassify $10,923,000, $10,864,000 and $9,155,000 for
2001, 2000 and 1999 to revenue from cost of goods sold.
  The Financial Accounting Standards Board issued Statements of
Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 138, Accounting for
Certain Derivative Instruments and Certain Hedging Activities, which are effective for fiscal years beginning after June 15, 2000. These Standards require entities to recognize derivatives in their financial statements as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The Company adopted these new standards on April 1, 2001 and believes the adoption will not have a material effect on the consolidated financial statements.
  Emerging Issues Task Force Issue 00-14 (EITF 00-14), "Accounting for Certain Sales Incentives", is effective for periods beginning after December 15, 2001. EITF 00-14 requires that cash sale incentives be classified as a reduction of sales and sales incentives that involve a free product or service delivered at the time of sale be classified as a cost of sale. Management believes the adoption of EITF 00-14 will not have a material effect on the consolidated financial statements.
  Emerging Issues Task Force Issue 00-25 (EITF 00-25), "Vendor
Income Statement Characterization of Consideration Paid to a Retailer of Vendor's Products" is effective for periods beginning after December 15, 2001. EITF 00-25 requires that various forms of consideration from a vendor to a retailer be classified as a reduction of revenue. EITF 00-25 also provides certain criteria to classify various forms of consideration as expense if the vendor receives a benefit from the retailer.
Management believes the adoption of EITF 00-25 will not have a material effect on the consolidated financial statements.

B-SHORT-TERM INVESTMENTS

Short-term investments consist primarily of a diversified portfolio of municipal bonds and money market funds and are classified as follows at March 31:

                                           2001            2000
                                     ----------      ----------
Trading securities                  $45,251,000     $36,395,000
Available-for-sale debt securities   11,696,000      11,854,000
                                     ----------      ----------
                                    $56,947,000     $48,249,000
                                     ----------      ----------
                                     ----------      ----------

  The amortized cost and fair value of debt securities classified as available-for-sale was $11,188,000 and $11,696,000, at March 31, 2001. The unrealized gain on available-for-sale debt securities is reported, net of tax, as a separate component of shareholder's equity. The contractual maturities of available-for-sale debt securities at March 31, 2001, are as follows: $1,038,000 within one year, $8,505,000 from one year through five years, and $2,153,000 from five years through ten years.
  At March 31, 2001, $25,549,000 of the trading securities were invested in four money market funds. At March 31, 2000, $21,994,000 of the trading securities were invested in three money market funds.

C-INVENTORIES

Inventories consist of the following at March 31:

                                           2001            2000
                                     ----------      ----------
Raw materials and sub-assemblies    $20,948,000     $20,669,000
Finished goods                       16,147,000      15,607,000
Parts, garments and accessories      23,844,000      25,393,000
                                     ----------      ----------
                                    $60,939,000     $61,669,000
                                     ----------      ----------
                                     ----------      ----------
D-ACCRUED EXPENSES

Accrued expenses consist of the following at March 31:

                                           2001            2000
                                     ----------      ----------
Marketing                           $16,596,000     $12,158,000
Compensation                          6,139,000       6,802,000
Warranties                           11,922,000      11,097,000
Insurance                             3,810,000       5,400,000
Watercraft exit costs                 7,958,000      10,893,000
Other                                 3,160,000       3,427,000
                                     ----------      ----------
                                    $49,585,000     $49,777,000
                                     ----------      ----------
                                     ----------      ----------

E-DISCONTINUED PERSONAL WATERCRAFT BUSINESS AND RELATED COSTS

On October 7, 1999, the Company announced that it was exiting the personal watercraft (PWC) business effective September 30, 1999 and recorded a charge of $21,462,000. The charge included $8,961,000 for consumer incentives to aid Company dealers in the disposition of their current inventory. Additionally, the Company analyzed all long-lived PWC assets in connection with this exit that indicated an impaired carrying value. The Company was able to utilize a portion of these assets in other production areas. All long-lived assets with no alter-native use, totaling $3,480,000, were taken out of service and written off. Costs to dispose as well as any gain on sale of long-lived assets were not significant. The Company also analyzed inventories and recorded a charge of $2,835,000 to reduce the current carrying value to a net realizable value. The Company did not produce additional PWC units beyond the completed production of the 1999 model. Therefore, the Company identified and wrote off inventories of $2,451,000 that were not used beyond September 30, 1999. The Company also accrued $3,735,000 relating to other matters. The Company incurred the majority of the PWC exit plan costs by September 2000, although some exit costs will be incurred through September 2001.
  The approximate net sales of the PWC product line was $200,000 and $4,400,000 for the years ended March 31, 2001 and 2000.
  As of March 31, 2001, cumulative charges related to accrued consumer incentives and other accrued exit costs were $3,864,000 and $874,000. The remaining accrued expenses, included within the balance sheet caption accrued expenses, for these items at March 31, 2001 were $5,097,000 and $2,861,000. There were no adjustments to the initial recorded accrual in conjunction with the PWC exit plan for the period ending March 31, 2001.

F-FINANCING

The Company has a $75,000,000 unsecured bank credit agreement for documentary and stand-by letters of credit and for working capital purposes. Total working capital borrowings under the credit agreement are limited to $30,000,000. The credit agreement is due on demand and expires July 30, 2001, however, management believes they will be able to renew the existing line of credit under materially similar terms. Interest on the working capital borrowings is payable monthly at alternative interest rates, at the Company's election. The credit agreement contains certain covenants. At March 31, 2001, there were $20,372,000 of issued letters of credit out-standing and no working capital borrowings outstanding. Of the issued letters of credit out-standing, $17,253,000 were issued to Suzuki for engine purchases (see note H). Outstanding letters of credit will be repaid over the following seven months in accordance with the credit agreement and any such renewal.



G-RETIREMENT SAVINGS PLAN

The Company's 401(k) retirement savings plan covers substantially all eligible employees. Employees may con-tribute up to 20% of their compensation with the Company matching 100% of the employee contributions, up to a maximum of 3% of the employee's compensation. The Company can elect to make additional contributions at its discretion. Total Company matching contributions were $1,099,000, $1,066,000 and $964,000 in 2001, 2000 and 1999. There were no discretionary contributions made during 2001, 2000 and 1999.

H-RELATED PARTY TRANSACTIONS

The Company purchases engines and related parts from Suzuki Motor Corporation (Suzuki - see note K) in Japan. Such purchases totaled $124,910,000, $120,505,000 and $91,724,000 in 2001, 2000 and 1999.
The purchase price of the engines and related parts is determined annually. The Company has an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually.
  The Company is dependent on Suzuki for the near term sup-ply of its engines and related parts. An interruption of this supply could have a material adverse effect on the Company's operations.
  Freight services and certain raw materials are purchased from companies in which certain of the Company's directors are officers or significant shareholders. In 2001, 2000 and 1999, these transactions aggregated $7,544,000, $7,612,000 and $4,791,000.

I-INCOME TAXES

Income tax expense consists of the following for the years ended
March 31:

                            2001            2000            1999
Current               ----------      ----------      ----------
        Federal      $10,285,000     $ 6,923,000     $14,313,000
        State          1,656,000       1,056,000       1,670,000
                      ----------      ----------      ----------
Deferred               1,352,000      (5,301,000)     (3,261,000)
                      ----------      ----------      ----------
                     $13,293,000     $ 2,678,000     $12,722,000
                      ----------      ----------      ----------
                      ----------      ----------      ----------

The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended March 31:

                            2001            2000            1999
                            -----           -----           -----
Statutory income tax rate   35.0%           35.0%           35.0%
State taxes                  2.1             4.0             2.5
Tax exempt interest         (1.4)           (5.1)           (1.0)
Foreign sales corporation   (1.7)           (6.7)           (1.4)
Other                       (1.0)           (1.2)            0.4
                            -----           -----           -----
                            33.0%           26.0%           35.5%
                            -----           -----           -----
                            -----           -----           -----
  The effective rate decrease for the year ended March 31, 2000 is due to the effect of decreased earnings subject to tax and implementation of income tax reduction strategies.
  The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes are as follows at March 31:

                                                    2001            2000
Short-term deferred income taxes              ----------      ----------
      Accrued expenses                       $11,969,000     $11,591,000
      PWC exit costs                           2,944,000       4,085,000
      Inventory capitalization and writedowns  2,459,000       2,530,000
      Other                                      673,000         769,000
                                              ----------      ----------
        Net short-term deferred tax asset    $18,045,000     $18,975,000
                                              ----------      ----------
                                              ----------      ----------
Long-term deferred income taxes
      Property and equipment                 $ 2,134,000     $ 2,182,000
      Other                                    4,188,000       3,718,000
                                              ----------      ----------
        Net long-term deferred tax liability $ 6,322,000     $ 5,900,000
                                              ----------      ----------
                                              ----------      ----------
J-COMMITMENTS AND CONTINGENCIES

Dealer Financing
Finance companies provide certain of the Company's dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At March 31, 2001, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $11,807,000. The Company has also guaranteed approximately 50% of the amounts financed by its dealers and distributors with one of the finance companies. At March 31, 2001, the Company's maximum exposure under this guarantee was $73,698,000. Losses incurred under these agreements during the periods presented have not been significant.

Litigation
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not be material to the Company's consolidated financial position, results of operations or cash flows. During fiscal 2000, the Company recognized an increase of approximately $1,600,000 to its accrual for estimates of litigation costs.


K-SHAREHOLDERS' EQUITY

Stock Option Plans
The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant.
At March 31, 2001, the Company had 645,301 shares of common stock available for grant under the plans.
  Transactions under the plans during each of the three years in the period ended March 31, 2001 are summarized as follows:

                                        Number of        Weighted
                                     shares under         average
                                           option  exercise price
                                      -----------   -------------
Outstanding at April 1, 1998            1,543,563          $10.96
        Granted                           391,000            9.70
        Exercised                         (49,950)           6.00
        Canceled                         (120,573)          11.05
                                      -----------   -------------
Outstanding at March 31, 1999           1,764,040           10.80
        Granted                           320,000            9.38
        Canceled                          (87,848)          14.35
                                      -----------   -------------
Outstanding at March 31, 2000           1,996,192           10.42
        Granted                           282,000           12.06
        Exercised                        (290,859)          10.27
        Canceled                          (78,721)          11.75
                                      -----------   -------------
Outstanding at March 31, 2001           1,908,612          $10.60

Options exercisable at March 31 are as follows:

                                        Number of        Weighted
                                     shares under         average
                                           option  exercise price
                                     ------------  --------------
     1999                               1,210,318          $11.24
     2000                               1,425,526          $10.78
     2001                               1,403,112          $10.59



The following tables summarize information concerning currently outstanding and exercisable stock options at March 31, 2001:

Options Outstanding

                                        Weighted       Weighted
                                         Average        Average
       Range of        Number          Remaining       Exercise
Exercise Prices   Outstanding   Contractual Life          Price
---------------   -----------   ----------------       --------
 $  6.00-$ 6.11       131,571          1.1 years        $  6.02
    9.38- 13.33     1,628,918          5.3 years          10.42
   16.33- 19.75       148,123          3.1 years          16.74
---------------------------------------------------------------
                    1,908,612                            $10.60
---------------------------------------------------------------
---------------------------------------------------------------

Options Exercisable

                                                       Weighted
                                                        Average
       Range of        Number                          Exercise
Exercise Prices   Exercisable                             Price
---------------   -----------                          --------
  $ 6.00-$ 6.11       131,571                            $ 6.02
    9.38- 13.33     1,123,418                             10.34
   16.33- 19.75       148,123                             16.74
---------------------------------------------------------------
                    1,403,112                            $10.59
---------------------------------------------------------------
---------------------------------------------------------------

The Company's pro forma net earnings and basic and diluted net earnings per share would have been as follows had the fair value method been used for valuing stock options granted to employees:

                               2001           2000             1999
                        -----------     ----------      -----------
Pro forma net earnings	$26,108,000	$6,667,000	$22,190,000
Pro forma net earnings
  per share
            Basic             $1.08          $0.26            $0.80
            Diluted           $1.07          $0.26            $0.80

The weighted average fair value of options granted and the weighted average assumptions used in the binomial options pricing model are as follows:

                               2001           2000             1999
                          ---------       --------        ---------
Fair value of options granted $4.58          $3.75            $3.93
Assumptions:
    Dividend yield               2%             2%               2%
    Average term          6.7 years        8 years        7.7 years
    Volatility                  35%            35%              35%
    Risk-free rate of return   6.2%           6.2%             6.2%

Class B Common Stock
Suzuki owns all outstanding shares of the Company's Class B common stock. At the option of Suzuki, the Class B common stock is convertible into an equal number of shares of the Company's common stock. The
Class B shareholder is entitled to elect one member of the Company's Board of Directors but cannot vote for the election of other directors of the Company. The Class B shareholder can vote on all other matters submitted to the common shareholders. The Class B common stock participates equally with the common stock in all dividends and other distributions duly declared by the Company's Board of Directors.
The Class B common shares are converted into an equal number of shares of common stock if: Suzuki owns less than 15% of the aggregate number of out-standing common and Class B common shares; the Company becomes a non-surviving party due to a merger or recapitalization; the Company sells substantially all of its assets; or Suzuki transfers its Class B common stock to any person.
  In addition, the Company has a Stock Purchase Agreement with Suzuki that prohibits the purchase of additional shares of the Company's common stock unless, following such purchase, Suzuki's owner-ship is less than or equal to 32% of the aggregate outstanding shares of common and Class B common stock. The Company has the first right of refusal to purchase any shares Suzuki intends to sell. Suzuki has agreed not to compete in the manufacture of snowmobiles or related parts so long as it supplies engines to the Company or owns at least 10% of the aggregate common and Class B common shares outstanding.

Preferred Stock
The Company's Board of Directors is authorized to issue 2,050,000 shares of $1.00 par value preferred stock in one or more series. The board can determine voting, conversion, dividend and redemption rights and other preferences of each series. No shares have been issued.

Shareholders' Rights Plan
In connection with the adoption of a Shareholders' Rights Plan, the Company created a Series A Junior Participating preferred stock. Under terms of the Company's Share-holder Rights Plan, upon the occurrence of certain events, registered holders of common stock and Class B common stock are entitled to purchase one-hundredth of a share of Series A Junior Participating preferred stock at a stated price, or to purchase either the Company's common shares or common shares of an acquiring entity at half their market value. The Rights related to this plan expire September 5, 2001.

Share Repurchase Authorization
The Company invested $15,733,000, $14,411,000 and $18,493,000 during 2001, 2000 and 1999 to repurchase and cancel 1,313,500, 1,500,800 and 2,049,114 shares, pursuant to Board of Directors' authorizations. At March 31, 2001, authorizations to repurchase $8,827,000 or approximately 644,000 shares remain outstanding. Cumulative shares repurchased through March 31, 2001 under all current and past authorizations totaled 6,360,814 shares for a total of $63,560,000. In May 2001 the Board of Directors authorized an additional share repurchase of up to $20,000,000 of shares.

L-EXPORT SALES

Sales to foreign customers, located primarily in Canada, amounted to $96,640,000, $93,497,000 and $101,471,000 in 2001, 2000 and 1999.


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Board of Directors
Arctic Cat Inc.

We have audited the accompanying consolidated balance sheets of Arctic Cat Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arctic Cat Inc. and subsidiaries as of March 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
_______________________
Minneapolis, Minnesota
May 11, 2001

                                 29


                          ARCTIC CAT INC.
                          EXHIBIT INDEX


EXHIBIT NUMBER
21	Subsidiaries of Registrant
23	Consent of Independent Certified Public Accountants