Form 10-Q
period 2001-06-30
ARCTIC CAT INC
filed 2001-08-14
CIK 719866

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2001 or

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

                                   Yes   X     No

At August 10, 2001, 16,358,601 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.





                         PART I - FINANCIAL INFORMATION
                                 Arctic Cat Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                  June 30,            March 31,
ASSETS                                              2001                2001
CURRENT ASSETS                                  ___________         ___________
    Cash and equivalents                       $ 18,585,000        $ 42,881,000
    Short-term investments                       14,377,000          56,947,000
    Accounts receivable, less allowances         46,176,000          24,897,000
    Inventories                                 108,214,000          60,939,000
    Prepaid expenses                              3,334,000           2,401,000
    Deferred income taxes                        18,556,000          18,045,000
                                                ___________         ___________
         Total current assets                   209,242,000         206,110,000

PROPERTY & EQUIPMENT - at cost
    Machinery, equipment and tooling             87,469,000          86,799,000
    Land, buildings and improvements             18,318,000          18,319,000
                                                 __________          __________
                                                105,787,000         105,118,000
    Less accumulated depreciation                58,538,000          55,570,000
                                                 __________          __________
                                                 47,249,000          49,548,000
                                                 __________          __________
                                               $256,491,000        $255,658,000
                                                ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                           $ 36,197,000        $ 29,309,000
    Accrued expenses                             43,505,000          49,585,000
                                                 __________          __________
         Total current liabilities               79,702,000          78,894,000

DEFERRED INCOME TAXES                             6,322,000           6,322,000
COMMITMENTS AND CONTINGENCIES                             -                   -
SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,050,000 shares authorized; none issued            -                   -
    Preferred stock - Series A Junior
      Participating, par value $1.00;
      450,000 shares authorized; none issued              -                   -
    Common stock, par value $.01; 37,440,000
      shares authorized; shares issued and
      outstanding, 16,376,975 at June 30,
      2001; 16,228,412 at March 31, 2001            163,000             162,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                                76,000              76,000
    Additional paid-in capital                      366,000                   -
    Accumulated other comprehensive income (loss)  (550,000)            320,000
    Retained earnings                           170,412,000         169,884,000
                                                __________          ___________
                                                170,467,000         170,442,000
                                                __________          ___________
                                               $256,491,000        $255,658,000
                                                ===========         ===========
  The accompanying notes are an integral part of these condensed statements.


                              Arctic Cat Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (unaudited)



                                              Three Months
                                              Ended June 30,
                                       __________________________
                                          2001           2000
                                         ______         ______

Net sales                          $ 79,234,000   $ 87,965,000

Cost of goods sold                   58,822,000     66,391,000
                                    ___________    ___________

Gross profit                         20,412,000     21,574,000

Selling, general and
 administrative expenses             18,268,000     19,619,000
                                    ___________    ___________
Operating profit                      2,144,000      1,955,000

Other income
 Interest income                        726,000      1,107,000
                                    -----------    -----------
Earnings before income taxes          2,870,000      3,062,000

Income tax expense                      913,000      1,010,000
                                    ___________    ___________
Net earnings                        $ 1,957,000    $ 2,052,000
                                    ===========    ===========
Net earnings
 per share
 Basic                                    $0.08          $0.08
 Diluted                                  $0.08          $0.08
                                    ===========    ===========

Weighted average shares outstanding
 Basic                               23,823,000     24,807,000
 Diluted                             24,188,000     24,903,000
                                    ===========    ===========

The accompanying notes are an integral part of these condensed statements.




                               Arctic Cat Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                  Three Months Ended June 30,
                                                 _____________________________

                                                     2001              2000
Cash flows from operating activities               ________          ________
  Net earnings                                   $ 1,957,000       $ 2,052,000
  Adjustments to reconcile net earnings
  to net cash provided by
   operating activities
    Depreciation                                   2,973,000         2,065,000
    Deferred income taxes                                  -           318,000
    Changes in operating assets
     and liabilities:
    Trading securities                            42,561,000        19,805,000
    Accounts receivable                          (21,279,000)      (18,811,000)
    Inventories                                  (48,201,000)      (26,810,000)
    Prepaid expenses                                (933,000)        1,041,000
    Accounts payable                               6,888,000         2,279,000
    Accrued expenses                              (6,535,000)       (4,315,000)
    Income taxes                                           -          (968,000)
      Net cash provided by                        __________        __________
       operating activities                      (22,569,000)      (23,344,000)

Cash flows from investing activities
  Purchase of property and equipment                (674,000)       (4,499,000)
  Sale and maturity of available-for-sale
   securities                                          9,000             5,000
      Net cash used in                            __________        __________
       investing activities                         (665,000)       (4,494,000)

Cash flows from financing activities
  Proceeds from issuance of common stock           3,121,000                 -
  Dividends paid                                  (1,429,000)       (1,487,000)
  Repurchase of common stock                      (2,754,000)       (1,780,000)
      Net cash used in                            __________        __________
           financing activities                   (1,062,000)       (3,267,000)
                                                  __________        __________
Net decrease in cash and equivalents             (24,296,000)      (31,105,000)

Cash and equivalents at the beginning
  of period                                       42,881,000        60,028,000
                                                  __________        __________
Cash and equivalents at the end of
  period                                         $18,585,000       $28,923,000
                                                  ==========        ==========
Supplemental disclosure of cash payments
  for income taxes                               $   329,000        $  650,000
                                                  ==========        ==========
The accompanying notes are an integral part of these condensed statements.


                                     Arctic Cat Inc.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (unaudited)


NOTE A--BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S - X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001, and the results of operations and the cash flows for the three month periods ended June 30, 2001 and 2000. Results of operations for the three months ended June 30, 2001 are not necessarily indicative of results for the full year.

        Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

NOTE B--NET EARNINGS PER SHARE

        The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 170,502 and 936,021 shares of common stock with weighted average exercise prices of $16.69 and $12.00 were outstanding during the three months ended June 30, 2001 and 2000, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

NOTE C--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                      June 30,        March 31,
                                                        2001            2001
                                                    ___________      __________

        Trading securities                         $  2,690,000     $45,251,000
        Available-for-sale debt securities           11,687,000      11,696,000
                                                    ___________      __________
                                                    $14,377,000     $56,947,000
                                                    ===========      ==========


NOTE D--INVENTORIES

        Inventories consist of the following:

                                                     June 30,         March 31,
                                                       2001             2001
                                                    ___________      __________

        Raw materials and sub-assemblies            $17,796,000     $20,948,000
        Finished goods                               55,302,000      16,147,000
        Parts, garments and accessories              35,116,000      23,844,000
                                                    ___________      __________
                                                   $108,214,000     $60,939,000
                                                    ===========      ==========

NOTE E--ACCRUED EXPENSES

        Accrued expenses as of June 30, 2001 consisted of marketing, $12,210,000, warranties, $13,996,000, PWC exit costs, $7,895,000 and other
$9,404,000. Accrued expenses as of June 30, 2000 consisted of marketing, $10,730,000, warranties, $12,838,000, PWC exit costs, $9,545,000 and other
$12,349,000. Accrued expenses as of March 31, 2001 consisted of marketing, $16,596,000, warranties, $11,922,000, PWC exit costs, $7,958,000 and other
$13,109,000.

NOTE F--DISCONTINUED PERSONAL WATERCRAFT BUSINESS AND RELATED COSTS
        On October 7, 1999, the Company announced that it was exiting the personal watercraft (PWC) business effective September 30, 1999. The Company did not produce additional PWC units beyond the completed production of the 1999 models. The Company anticipates the majority of the PWC exit plan will conclude by September 30, 2001.

        Net sales of the watercraft product line was approximately $99,000 for the three month period ended June 30, 2001 and $184,000 for the three months ended June 30, 2000.

        At June 30, 2001 $5,047,000 is accrued for consumer incentives and $2,848,000 for other exit costs in connection with this discontinued product line. There were no adjustments to the initial recorded accrual in conjunction with the PWC exit plan for the period ending June 30, 2001.


NOTE G--ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company adopted SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on April 1, 2001. These standards require entities to recognize derivatives in their financial statements as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative is recognized into earnings unless certain criteria are met. These Standards also require formal documentation, designation and effectiveness assessment of transactions receiving hedge accounting.

        The Company enters into forward exchange contracts to hedge the variability in foreign exchange rates related to purchase commitments denominated in Japanese yen for ATV engines. The Japanese yen contracts are designated as and meet the criteria for cash flow hedges. The Company does not enter into forward exchange contracts for trading purposes. Gains and losses on forward exchange contracts are recorded in accumulated other comprehensive income, net of tax, and subsequently reclassified into cost of goods sold upon the sale of ATV units. During the three month period ending June 30, 2001, there were were no amounts reclassified from accumulated other comprehensive income into costs of goods sold. The Company estimates amounts recorded within accumulated other comprehensive income will be reclassified into cost of goods sold within 12 months.

          At April 1, 2001, the Company had open Japanese yen forward exchange contracts with notional amounts totaling $21,495,000 maturing through June 2001. The adoption of SFAS 133 resulted in a liability of $1,176,000 for the open Japanese yen forward exchange contracts, accumulated other comprehensive income net of tax of $741,000 and current deferred tax assets of $435,000. As of June 30, 2001, the Company had open Japanese yen forward exchange contracts, maturing through August 2001, with notional amounts totaling $18,943,000 and a fair value liability of $455,000. There were no open forward contracts relating to Canadian currency transfers at June 30, 2001.


NOTE H--OTHER MATTERS

        Dividend Declaration

        On July 26, 2001, the Company announced that its Board of Directors had declared a regular quarterly cash dividend of $0.06 per share, payable on September 3, 2001 to shareholders of record on August 17, 2001.


Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

        THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

        Net sales and earnings slightly declined in the first quarter primarily due to the timing of shipments of ATVs. As planned, some first-quarter shipments were moved into the second quarter to better match the retail selling season for 2002 models. The Company continues to expect that ATV revenues will increase during this fiscal year and that Arctic Cat retail sales will again outpace the industry. Arctic Cat also anticipates that fiscal 2002 snowmobile revenues will increase based on orders already received. As a result, the Company expects record-breaking revenues and increased earnings in fiscal 2002.

        Net sales for the quarter decreased 9.9% to $79,234,000 from $87,965,000 for the same quarter in fiscal 2001. This decrease is due to a 28.2% decrease in ATV unit volume, and a 4.0% decrease in parts, garments and accessories sales due to the timing of shipments. Snowmobile sales in dollars increased 4.0% to $46,277,000 due to higher priced units in the sales mix while snowmobile unit volume decreased 6.5%.

        Gross profits decreased 5.4% to $20,412,000 from $21,574,000 for the same quarter in fiscal 2001. This decrease is primarily due to decreased sales. As a percent of net sales, the gross profit percentage for the quarter increased to 25.8% from 24.5% due to a higher percentage of snowmobiles in the sales mix.

        Operating expenses for the quarter decreased 6.9%, in line with decreased sales, to $18,268,000 from $19,619,000 for the same quarter of fiscal 2001. As a percent of sales, operating expenses for the first quarter were 23.1% versus 22.3% for the same period a year ago.

        Net earnings for the first quarter of fiscal 2002 were $1,957,000 or $0.08 per share on a diluted basis, compared to net earnings of $2,052,000 or $0.08 per diluted share, for the first quarter of fiscal 2001.

Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Cash and short-term investments were $32,962,000 at June 30, 2001. The Company's cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company's snowmobile and spring ATV production cycles begin. The Company's investment objectives are first, safety of principal and second, rate of return.

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

New Pronouncements

        In July 2001, the Financial Accounting Standards Board issued two new pronouncements: Business Combinations and Goodwill and Intangible Assets. These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require that the purchase method be used. In addition, they eliminate the amortization of goodwill arising from purchase business combinations but require annual tests for impairment. The implementation of these statements in April 2002 should not have a material effect on the Company as it has no goodwill or intangible assets on its balance sheet.

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



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        The Company is subject to certain market risk relating to changes in interest rates and foreign currency exchange rates. Information regarding foreign currency exchange rates is discussed within "Management's Discussion and Analysis -- Inflation and Exchange Rate" in the 2001 Annual Report on Form 10-K and Note G of the June 30, 2001 Form 10-Q. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of available-for-sale debt securities approximate related fair value and the associated market risk is not deemed to be significant.



                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
________________________________________

        (a)     None

        (b) There were no reports on Form 8-K filed during the Quarter ended June 30, 2001.






















                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ARCTIC CAT INC.


Date: August 14, 2001                       By s/Christopher A. Twomey
      __________________                   _________________________
                                            Christopher A. Twomey
                                            Chief Executive Officer


Date: August 14, 2001                       By s/Timothy C. Delmore
      __________________                   _________________________
                                            Timothy C. Delmore
                                            Chief Financial Officer