Form 10-Q
period 2001-09-30
ARCTIC CAT INC
filed 2001-11-14
CIK 719866

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2001 or

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

                                   Yes   X     No

At November 12, 2001, 15,766,843 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.



                         PART I - FINANCIAL INFORMATION
                                 Arctic Cat Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                September 30,         March 31,
ASSETS                                              2001                2001
CURRENT ASSETS                                  ___________         ___________
    Cash and equivalents                       $ 53,767,000        $ 42,881,000
    Short-term investments                       19,325,000          56,947,000
    Accounts receivable, less allowances         67,781,000          24,897,000
    Inventories                                  89,967,000          60,939,000
    Prepaid expenses                              2,560,000           2,401,000
    Deferred income taxes                        19,416,000          18,045,000
                                                ___________         ___________
         Total current assets                   252,816,000         206,110,000

PROPERTY & EQUIPMENT - at cost
    Machinery, equipment and tooling             92,007,000          86,799,000
    Land, buildings and improvements             18,325,000          18,319,000
                                                 __________          __________
                                                110,332,000         105,118,000
    Less accumulated depreciation                61,742,000          55,570,000
                                                 __________          __________
                                                 48,590,000          49,548,000
                                                 __________          __________
                                               $301,406,000        $255,658,000
                                                ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                           $ 49,433,000        $ 29,309,000
    Accrued expenses                             52,014,000          49,585,000
    Income tax payable                            9,865,000                   -
                                                 __________          __________
         Total current liabilities              111,312,000          78,894,000

DEFERRED INCOME TAXES                             6,463,000           6,322,000
COMMITMENTS AND CONTINGENCIES                             -                   -
SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,200,000 shares authorized; none issued            -                   -
    Preferred stock - Series B Junior
      Participating, par value $1.00;
      300,000 shares authorized; none issued              -                   -
    Common stock, par value $.01; 37,440,000
      shares authorized; shares issued and
      outstanding, 15,931,624 at September 30,
      2001; 16,228,412 at March 31, 2001            159,000             162,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                                76,000              76,000
    Additional paid-in-capital                            -                   -
    Accumulated other comprehensive income          560,000             320,000
    Retained earnings                           182,836,000         169,884,000
                                                ___________         ___________
                                                183,631,000         170,442,000
                                                ___________         ___________
                                               $301,406,000        $255,658,000
                                                ===========         ===========
  The accompanying notes are an integral part of these condensed statements.



                              Arctic Cat Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (unaudited)



                               Three Months                  Six Months
                            Ended September 30,          Ended September 30,
                        __________________________     ______________________
                            2001           2000          2001         2000
                           ______         ______        ______       ______

Net sales              $218,948,000   $197,074,000   $298,182,000 $285,039,000

Cost of goods sold      159,233,000    145,426,000    218,055,000  211,817,000
                        ___________    ___________    ___________  ___________
Gross profit             59,715,000     51,648,000     80,127,000   73,222,000

Selling, general and
 administrative expenses 30,283,000     24,682,000     48,551,000   44,301,000
                        ___________    ___________    ___________  ___________
Operating profit         29,432,000     26,966,000     31,576,000   28,921,000

Other income
 Interest income            476,000        804,000      1,202,000    1,911,000
                        ___________    ___________    ___________  ___________
Earnings before
 income taxes            29,908,000     27,770,000     32,778,000   30,832,000

Income taxes              9,576,000      9,164,000     10,489,000   10,174,000
                        ___________    ___________    ___________  ___________
Net earnings            $20,332,000    $18,606,000    $22,289,000  $20,658,000
                        ===========    ===========    ===========  ===========
Net earnings
 per share
 Basic                        $0.85          $0.77          $0.93        $0.84
 Diluted                      $0.84          $0.76          $0.92        $0.84
                        ===========    ===========    ===========  ===========

Weighted average
 shares outstanding
 Basic                   23,869,000     24,294,000     23,846,000   24,550,000
 Diluted                 24,165,000     24,544,000     24,176,000   24,724,000
                        ===========    ===========    ===========  ===========

The accompanying notes are an integral part of these condensed statements.



                               Arctic Cat Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                 Six Months Ended September 30,
                                                 _____________________________

                                                     2001              2000
Cash flows from operating activities               ________          ________
  Net earnings                                   $22,289,000       $20,658,000
  Adjustments to reconcile net earnings
  to net cash used in
   operating activities
    Depreciation                                   6,172,000         5,121,000
    Deferred income taxes                         (1,372,000)         (714,000)
    Changes in operating assets
     and liabilities:
    Trading securities                            36,730,000        21,781,000
    Accounts receivable                          (42,884,000)      (55,173,000)
    Inventories                                  (28,738,000)      (12,307,000)
    Prepaid expenses                                (159,000)        1,923,000
    Accounts payable                              20,124,000         6,605,000
    Accrued expenses                               2,429,000         2,747,000
    Income taxes                                   9,865,000         7,717,000
      Net cash used in                            __________        __________
       operating activities                       24,456,000        (1,642,000)

Cash flows from investing activities
  Purchase of property and equipment              (5,214,000)       (8,834,000)
  Sale and maturity of available-for-sale
   securities                                        984,000           645,000
      Net cash used in                            __________        __________
       investing activities                       (4,230,000)       (8,189,000)

Cash flows from financing activities
  Proceeds from issuance of common stock           3,594,000         1,177,000
  Dividends paid                                  (2,864,000)       (2,939,000)
  Repurchase of common stock                     (10,070,000)      (11,272,000)
      Net cash used in                            __________        __________
           financing activities                   (9,340,000)      (13,034,000)
                                                  __________        __________
Net increase (decrease) in cash and equivalents   10,886,000       (22,865,000)

Cash and equivalents at the beginning
  of period                                       42,881,000        60,028,000
                                                  __________        __________
Cash and equivalents at the end of
  period                                         $53,767,000       $37,163,000
                                                  ==========        ==========
Supplemental disclosure of cash payments
  for income taxes                                $  908,000        $3,172,000
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

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three and six month periods ended September 30, 2001 and 2000 and cash flows for the six month periods ended September 30, 2001 and 2000. Results of operations for the interim periods are not necessarily indicative of results for the full year.

        Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

NOTE B--NET EARNINGS PER SHARE

        The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 170,502 and 194,344 shares of common stock with weighted average exercise prices of $16.69 and $16.37 were outstanding during the three months ended September 30, 2001 and 2000 and options to purchase 170,502 and 468,011 shares of common stock with weighted average exercises prices of $16.69 and $14.19 were outstanding during the six months ended September 30, 2001 and 2000, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

NOTE C--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                    September 30,     March 31,
                                                        2001            2001
                                                    ___________      __________

        Trading securities                         $  8,521,000     $45,251,000
        Available-for-sale debt securities           10,804,000      11,696,000
                                                    ___________      __________
                                                    $19,325,000     $56,947,000
                                                    ===========      ==========
NOTE D--INVENTORIES

        Inventories consist of the following:

                                                    September 30,     March 31,
                                                       2001             2001
                                                    ___________      __________

        Raw materials and sub-assemblies            $28,628,000     $20,948,000
        Finished goods                               33,172,000      16,147,000
        Parts, garments and accessories              28,167,000      23,844,000
                                                    ___________      __________
                                                    $89,967,000     $60,939,000
                                                    ===========      ==========

NOTE E--ACCRUED EXPENSES

        Accrued expenses as of September 30, 2001 consisted of marketing, $12,594,000, warranties, $16,718,000, PWC exit costs, $7,901,000 and other
$14,801,000. Accrued expenses as of September 30, 2000 consisted of marketing, $11,506,000, warranties, $15,867,000, PWC exit costs, $8,512,000 and other
$16,639,000. Accrued expenses as of March 31, 2001 consisted of marketing, $16,596,000, warranties, $11,922,000, PWC exit costs, $7,958,000 and other
$13,109,000.

NOTE F--DISCONTINUED PERSONAL WATERCRAFT BUSINESS AND RELATED COSTS

        On October 7, 1999, the Company announced that it was exiting the personal watercraft (PWC) business effective September 30, 1999. The Company did not produce additional PWC units beyond the completed production of the 1999 models. The Company currently estimates the majority of the PWC exit plan will conclude by December 31, 2002.

        The Company had no significant sales for the watercraft product line for the three month period ended September 30, 2001 or for the three months ended September 30, 2000.

        At September 30, 2001 $5,047,000 is accrued for consumer incentives and $2,854,000 for other exit costs in connection with this discontinued product line. There were no adjustments to the initial recorded accrual in conjunction with the PWC exit plan for the period ending September 30, 2001.

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

        The Company enters into forward exchange contracts to hedge the variability in foreign exchange rates related to purchase commitments denominated in Japanese yen for ATV engines. The Japanese yen contracts are designated as and meet the criteria for cash flow hedges. The Company does not enter into forward exchange contracts for trading purposes. Gains and losses on forward exchange contracts are recorded in accumulated other comprehensive income, net of tax, and subsequently reclassified into cost of goods sold upon the sale of ATV units. During the six month period ending September 30, 2001, $728,000 was reclassified from accumulated other comprehensive income into costs of goods sold. The Company estimates amounts recorded within accumulated other comprehensive income will be reclassified into cost of goods sold within 12 months.

          At April 1, 2001, the Company had open Japanese yen forward exchange contracts with notional amounts totaling $21,495,000 maturing through June 2001. The adoption of SFAS 133 resulted in a liability of $1,176,000 for the open Japanese yen forward exchange contracts, accumulated other comprehensive income net of tax of $741,000 and current deferred tax assets of $435,000. As of September 30, 2001, the Company had open Japanese yen forward exchange contracts, maturing through December 2001, with notional amounts totaling $11,924,000 and a fair value asset $290,000. There were no open forward contracts relating to Canadian currency transfers at September 30, 2001.

NOTE H--OTHER MATTERS

        Shareholders' Rights Plan

        On September 17, 2001, the Board of Directors adopted a Shareholders' Rights Plan (the "Rights Plan") which replaces the previous Rights Plan that expired on September 5, 2001. On September 17, 2001, the Company filed a Form 8-K concerning the Rights Plan.

        Dividend Declaration

        On October 25, 2001, the Company announced that its Board of Directors had declared a regular quarterly cash dividend of $0.06 per share, payable on December 3, 2001 to shareholders of record on November 16, 2001.


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

Results of Operations

        THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2000.

        Net sales for the second quarter of fiscal 2002 increased 11.1% to $218,948,000 from $197,074,000 for the second quarter of fiscal 2001 due to a 9.8% increase in snowmobile sales, a 11.9% increase in ATV sales and a 14.2% increase in parts, garments and accessory sales. Second quarter fiscal 2002 snowmobile unit volume increased 8.1% and ATV unit volume increased 11.3%. Year-to-date net sales increased 4.6% to $298,182,000 from $285,039,000 for the first six months of fiscal 2001 due to a 7.9% increase in snowmobile sales, a 2.0% decrease in ATV sales and a 10.4% increase in parts, garments and accessory sales. Year-to-date snowmobile unit volume increased 3.3% while ATV unit volume decreased 2.2%.

        Gross profits increased 15.6% to $59,715,000 from $51,648,000 for the same quarter in fiscal 2001. The quarterly gross profit percentage improved to 27.3% from 26.2% for the same quarter last year. Year-to-date gross profits increased 9.4% to $80,127,000 from $73,222,000 for the same period last year. The year-to-date gross profit percentage improved to 26.9% from 25.7% for the same period last year. Both the quarterly and year-to-date improvement in the gross profit percentages were primarily due to the improved yen, dollar relationship.

        Operating expenses increased 22.7% to $30,283,000 from $24,682,000 for the second quarter of last year. Operating expenses, as a percent of sales, increased to 13.8% of sales from 12.5% for the second quarter a year ago. Year-to-date operating expenses increased 9.6% to $48,551,000 from $44,301,000 for the same period last year. As a percent of sales year-to-date operating expenses were 16.3% versus 15.5% last year. The increase in operating expenses for the quarter and year-to-date was due to increased research and development expenses and to a lesser extent increased ERP (computer system) costs.

        Net earnings for the second quarter increased 9.3% to $20,332,000 from $18,606,000 for the same quarter last year. Diluted earnings per share increased 10.5% to $0.84 from $0.76 for the second quarter of fiscal 2001. Year-to-date net earnings increased 7.9% to $22,289,000 from $20,658,000. Year-to-date diluted earnings per share for the first six months of fiscal 2002 increased 9.5% to $0.92 from $0.84 per share for the same period last year.

Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Cash and short-term investments were $73,092,000 at September 30, 2001. The Company's cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company's snowmobile and spring ATV production cycles begin. The Company's investment objectives are first, safety of principal and second, rate of return.

        The Company believes that the cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program, and capital expenditure requirements for the short and long-term basis.

Line of Credit

        The Company has an unsecured credit agreement with banks for the issuance of up to $45,000,000 of documentary and stand-by letters of credit and for working capital and in addition has a $15,000,000 seasonal credit agreement for the Company's peak production period.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        The Company is subject to certain market risk relating to changes in interest rates and foreign currency exchange rates. Information regarding foreign currency exchange rates is discussed within "Management's Discussion and Analysis -- Inflation and Exchange Rate" in the 2001 Annual Report and 10-K and Note G of the September 30, 2001 Form 10-Q. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of available-for-sale debt securities approximate related fair value and the associated market risk is not deemed to be significant.



                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
________________________________________

        (a)     None

        (b) The Company filed a report on Form 8-K on September 17, 2001 relating to the board of directors adoption of a shareholders' rights plan.









                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ARCTIC CAT INC.


Date: November 13, 2001                    By s/Christopher A. Twomey
      __________________                   _________________________
                                            Christopher A. Twomey
                                            Chief Executive Officer


Date: November 13, 2001                    By s/Timothy C. Delmore
      __________________                   _________________________
                                            Timothy C. Delmore
                                            Chief Financial Officer