Form 10-Q
period 2001-12-31
ARCTIC CAT INC
filed 2002-02-14
CIK 719866

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended December 31, 2001 or

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

                                   Yes   X     No

At February 11, 2002, 15,814,356 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.



                         PART I - FINANCIAL INFORMATION
                                 Arctic Cat Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                December 31,          March 31,
ASSETS                                              2001                2001
CURRENT ASSETS                                  ___________         ___________
    Cash and equivalents                       $ 24,018,000        $ 42,881,000
    Short-term investments                       58,863,000          56,947,000
    Accounts receivable, less allowances         49,568,000          24,897,000
    Inventories                                  77,919,000          60,939,000
    Prepaid expenses                              2,239,000           2,401,000
    Deferred income taxes                        19,620,000          18,045,000
                                                ___________         ___________
         Total current assets                   232,227,000         206,110,000

PROPERTY & EQUIPMENT - at cost
    Machinery, equipment and tooling            101,608,000          86,799,000
    Land, buildings and improvements             18,379,000          18,319,000
                                                 __________          __________
                                                119,987,000         105,118,000
    Less accumulated depreciation                67,303,000          55,570,000
                                                 __________          __________
                                                 52,684,000          49,548,000
                                                 __________          __________
                                               $284,911,000        $255,658,000
                                                ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                           $ 28,241,000        $ 29,309,000
    Accrued expenses                             56,963,000          49,585,000
    Income taxes payable                          5,779,000                   -
                                                 __________          __________
         Total current liabilities               90,983,000          78,894,000

DEFERRED INCOME TAXES                             6,824,000           6,322,000
COMMITMENTS AND CONTINGENCIES                             -                   -
SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,200,000 shares authorized; none issued            -                   -
    Preferred stock - Series B Junior
      Participating, par value $1.00;
      300,000 shares authorized; none issued              -                   -
    Common stock, par value $.01; 37,440,000
      shares authorized; shares issued and
      outstanding, 15,782,124 at December 31,
      2001; 16,228,412 at March 31, 2001            157,000             162,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                                76,000              76,000
    Accumulated other comprehensive income (loss)  (243,000)            320,000
    Retained earnings                           187,114,000         169,884,000
                                                ___________         ___________
                                                187,104,000         170,442,000
                                                ___________         ___________
                                               $284,911,000        $255,658,000
                                                ===========         ===========
  The accompanying notes are an integral part of these condensed statements.



                              Arctic Cat Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (unaudited)



                               Three Months                 Nine Months
                            Ended December 31,           Ended December 31,
                        __________________________     ______________________
                            2001           2000          2001         2000
                           ______         ______        ______       ______

Net sales              $178,553,000   $158,032,000   $476,735,000 $443,071,000

Cost of goods sold      130,896,000    115,918,000    348,951,000  327,735,000
                        ___________    ___________    ___________  ___________
Gross profit             47,657,000     42,114,000    127,784,000  115,336,000

Selling, general and
 administrative expenses 36,360,000     32,270,000     84,911,000   76,571,000
                        ___________    ___________    ___________  ___________
Operating profit         11,297,000      9,844,000     42,873,000   38,765,000

Other income
 Interest income            690,000      1,149,000      1,892,000    3,060,000
                        ___________    ___________    ___________  ___________
Earnings before
 income taxes            11,987,000     10,993,000     44,765,000   41,825,000

Income taxes              3,836,000      3,628,000     14,325,000   13,802,000
                        ___________    ___________    ___________  ___________
Net earnings            $ 8,151,000    $ 7,365,000    $30,440,000  $28,023,000
                        ===========    ===========    ===========  ===========
Net earnings
 per share
 Basic                        $0.35          $0.31          $1.29        $1.15
 Diluted                      $0.34          $0.30          $1.27        $1.14
                        ===========    ===========    ===========  ===========

Weighted average
 shares outstanding
 Basic                   23,335,000     23,939,000     23,676,000   24,347,000
 Diluted                 23,671,000     24,162,000     24,008,000   24,537,000
                        ===========    ===========    ===========  ===========

The accompanying notes are an integral part of these condensed statements.



                               Arctic Cat Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                 Nine Months Ended December 31,
                                                 _____________________________

                                                     2001              2000
Cash flows from operating activities               ________          ________
  Net earnings                                   $30,440,000       $28,023,000
  Adjustments to reconcile net earnings
  to net cash provided by
   operating activities
    Depreciation                                  11,749,000         8,328,000
    Tax benefit from stock option exercises          902,000
    Deferred income taxes                           (745,000)       (3,320,000)
    Changes in operating assets
     and liabilities:
    Trading securities                            (2,913,000)       (1,679,000)
    Accounts receivable                          (24,671,000)      (36,341,000)
    Inventories                                  (17,858,000)       (4,230,000)
    Prepaid expenses                                 162,000           498,000
    Accounts payable                              (1,068,000)       (4,784,000)
    Accrued expenses                               7,378,000         9,124,000
    Income taxes                                   5,776,000         6,324,000
      Net cash provided by                        __________        __________
       operating activities                        9,152,000         1,943,000

Cash flows from investing activities
  Purchase of property and equipment             (14,885,000)      (15,254,000)
  Sale and maturity of available-for-sale
   securities                                        985,000           660,000
      Net cash used in                            __________        __________
       investing activities                      (13,900,000)      (14,594,000)

Cash flows from financing activities
  Proceeds from issuance of common stock           4,866,000         1,485,000
  Dividends paid                                  (4,264,000)       (4,380,000)
  Repurchase of common stock                     (14,717,000)      (14,022,000)
      Net cash used in                            __________        __________
           financing activities                  (14,115,000)      (16,917,000)
                                                  __________        __________
Net decrease in cash and equivalents             (18,863,000)      (29,568,000)

Cash and equivalents at the beginning
  of period                                       42,881,000        60,028,000
                                                  __________        __________
Cash and equivalents at the end of
  period                                         $24,018,000       $30,460,000
                                                  ==========        ==========
Supplemental disclosure of cash payments
  for income taxes                                $7,905,000       $10,957,000
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

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2001, the results of operations for the three and nine month periods ended December 31, 2001 and 2000 and cash flows for the nine month periods ended December 31, 2001 and 2000. Results of operations for the interim periods are not necessarily indicative of results for the full year.

        Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

NOTE B--NET EARNINGS PER SHARE

        The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 154,123 and 446,344 shares of common stock with weighted average exercise prices of $16.72 and $13.94 were outstanding during the three months ended December 31, 2001 and 2000 and options to purchase 165,042 and 525,570 shares of common stock with weighted average exercises prices of $16.70 and $13.09 were outstanding during the nine months ended December 31, 2001 and 2000, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

NOTE C--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                    December 31,      March 31,
                                                        2001            2001
                                                    ___________      __________

        Trading securities                          $48,164,000     $45,251,000
        Available-for-sale debt securities           10,699,000      11,696,000
                                                    ___________      __________
                                                    $58,863,000     $56,947,000
                                                    ===========      ==========
NOTE D--INVENTORIES

        Inventories consist of the following:

                                                    December 31,      March 31,
                                                       2001             2001
                                                    ___________      __________

        Raw materials and sub-assemblies            $19,153,000     $20,948,000
        Finished goods                               28,798,000      16,147,000
        Parts, garments and accessories              29,968,000      23,844,000
                                                    ___________      __________
                                                    $77,919,000     $60,939,000
                                                    ===========      ==========

NOTE E--ACCRUED EXPENSES

        Accrued expenses as of December 31, 2001 consisted of marketing, $15,531,000, warranties, $18,514,000, PWC exit costs, $7,827,000 and other
$15,091,000. Accrued expenses as of December 31, 2000 consisted of marketing, $15,424,000, warranties, $18,903,000, PWC exit costs, $8,088,000 and other
$16,486,000. Accrued expenses as of March 31, 2001 consisted of marketing, $16,596,000, warranties, $11,922,000, PWC exit costs, $7,958,000 and other
$13,109,000.

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

        The Company had no significant sales for the watercraft product line for the three month periods ended December 31, 2001 and 2000.

        At December 31, 2001 $4,973,000 is accrued for consumer incentives and $2,854,000 for other exit costs in connection with this discontinued product line. There were no adjustments to the initial recorded accrual in conjunction with the PWC exit plan for the three and nine month periods ending December 31, 2001, except for a reduction of the PWC parts inventory reserve of approximately $450,000 during the three month period ending December 31, 2001.

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

        The Company enters into forward exchange contracts to hedge the variability in foreign exchange rates related to purchase commitments denominated in Japanese yen for ATV engines. The Japanese yen contracts are designated as and meet the criteria for cash flow hedges. The Company does not enter into forward exchange contracts for trading purposes. Gains and losses on forward exchange contracts are recorded in accumulated other comprehensive income (loss), net of tax, and subsequently reclassified into cost of goods sold upon the sale of ATV units. During the nine month period ending December 31, 2001, $949,000 was reclassified from accumulated other comprehensive income into cost of goods sold. The Company estimates amounts recorded within accumulated other comprehensive income (loss) will be reclassified into cost of goods sold within 12 months.

          At April 1, 2001, the Company had open Japanese yen forward exchange contracts with notional amounts totaling $21,495,000 maturing through June 2001. The adoption of SFAS 133 resulted in a liability of $1,176,000 for the open Japanese yen forward exchange contracts, accumulated other comprehensive income net of tax of $741,000 and current deferred tax assets of $435,000. As of December 31, 2001, the Company had open Japanese yen forward exchange contracts, maturing through December 2002, with notional amounts totaling $47,196,000 and a fair value liability $880,000. There were no open forward contracts relating to Canadian currency transactions at December 31, 2001.

NOTE H--OTHER MATTERS

        Shareholders' Rights Plan

        On September 17, 2001, the Board of Directors adopted a Shareholders' Rights Plan (the "Rights Plan") which replaces the previous Rights Plan that expired on September 5, 2001. On September 17, 2001, the Company filed a Form 8-K concerning the Rights Plan.

        Dividend Declaration

        On January 29, 2002, the Company announced that its Board of Directors had declared a regular quarterly cash dividend of $0.06 per share, payable on March 1, 2002 to shareholders of record on February 13, 2002.


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

Results of Operations

        THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2000.

        Net sales for the third quarter of fiscal 2002 increased 13.0% to $178,553,000 from $158,032,000 for the third quarter of fiscal 2002 due to a 23.1% increase in snowmobile sales and a 3.3% increase in parts, garments and accessory sales. These increases were offset to a certain extent by a 3.9% decrease in ATV sales. Third quarter fiscal 2002 snowmobile unit volume increased 31.2% and ATV unit volume increased 3.9%. Year-to-date net sales increased 7.6% to $476,735,000 from $443,071,000 for the first nine months of fiscal 2002 due to a 13.9% increase in snowmobile sales and a 7.8% increase in parts, garments and accessory sales. These increases were offset to a certain extent by a 2.6% decrease in ATV sales. Year-to-date snowmobile unit volume increased 13.2% while ATV unit volume was flat.

        Gross profits increased 13.2% to $47,657,000 from $42,114,000 for the same quarter in fiscal 2001. The quarterly gross profit percentage was 26.7% compared to 26.6% for the same quarter last year. Year-to-date gross profits increased 10.8% to $127,784,000 from $115,336,000 for the same period last year. The year-to-date gross profit percentage improved to 26.8% from 26.0% for the same period last year primarily due to the yen, dollar relationship.

        Operating expenses increased 12.7% to $36,360,000 from $32,270,000 for the third quarter of last year. Operating expenses, as a percent of sales, were 20.4% for both quarters. Year-to-date operating expenses increased 10.9% to $84,911,000 from $76,571,000 for the same period last year. As a percent of sales year-to-date operating expenses were 17.8% versus 17.3% last year. The increase in operating expenses for the quarter and year-to-date was due to increased research and development expenses and to a lesser extent increased ERP (computer system) costs.

        Other income decreased 39.9% to $690,000 from $1,149,000 for the three month period and 38.2% to $1,892,000 from $3,060,000 for the nine month period resulting from lower interest income earned on investments due to lower interest rates.

        Net earnings for the third quarter increased 10.7% to $8,151,000 from $7,365,000 for the same quarter last year. Diluted earnings per share increased 13.3% to $0.34 from $0.30 for the third quarter of fiscal 2001. Year-to-date net earnings increased 8.6% to $30,440,000 from $28,023,000. Year-to-date diluted earnings per share for the first nine months of fiscal 2002 increased 11.4% to $1.27 from $1.14 per share for the same period last year.

Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Cash and short-term investments were $82,881,000 at December 31, 2001. The Company's cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company's snowmobile and spring ATV production cycles begin. The Company's investment objectives are first, safety of principal and second, rate of return.

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

New Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Business Combinations and Goodwill and Intangible Assets. These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require that the purchase method be used. In addition, they eliminate the amortization of goodwill arising from purchase business combinations but require annual tests for impairment. The implementation of these statements in April 2002 should not have a material effect on the Company as it has no goodwill or intangible assets on its balance sheet.

        The FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS 144 clarifies the accounting for accounting for long-lived assets. This statement is effective for the Company beginning April 1, 2002 and is not expected to have a material effect.

        The Company will adopt Emerging Interpretation Task Force (EITF) No. 00-14 and 00-25 during the fourth quarter of fiscal year 2002. EITF No. 00-14 and 00-25 will require the Company to reclassify certain operating expenses as a reduction of revenue. The Company will reclassify these expenses for all periods presented. The reclassification will not change previously reported operating profit.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        The Company is subject to certain market risk relating to changes in interest rates and foreign currency exchange rates. Information regarding foreign currency exchange rates is discussed within "Management's Discussion and Analysis -- Inflation and Exchange Rate" in the 2001 Annual Report and 10-K and Note G of this Form 10-Q. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of available-for-sale debt securities approximate related fair value and the associated market risk is not deemed to be significant.



                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
________________________________________

        (a)     None

        (b) There were no reports on Form 8-K filed during the Quarter ended December 31, 2001.









                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ARCTIC CAT INC.


Date: February 13, 2002                    By s/Christopher A. Twomey
      __________________                   _________________________
                                            Christopher A. Twomey
                                            Chief Executive Officer


Date: February 13, 2002                    By s/Timothy C. Delmore
      __________________                   _________________________
                                            Timothy C. Delmore
                                            Chief Financial Officer