Form 10-K
period 2002-03-31
ARCTIC CAT INC
filed 2002-06-28
CIK 719866

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2002 or

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 11, 2002 (based on the closing sale price of the Common Stock on such date) was approximately $278,000,000.

At June 11, 2002, 15,495,311 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held on August 8, 2002 are incorporated by reference into Part III of this Form 10-K.



                                 PART I

ITEM 1. BUSINESS

        Arctic Cat Inc. (the "Company"), based in Thief River Falls, Minnesota, operates in a single industry segment and designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat(brand name, as well as related parts, garments and accessories. The Company markets its products through a network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for nearly 40 years and is among the most widely recognized and respected names in the snowmobile industry. The Company trades on the Nasdaq National Market under the symbol ACAT.

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

Industry-wide snowmobile sales to retail customers in North America were approximately 185,000 units for the 2002 model year. The Company believes these sales were due, in part, to a number of factors such as an expanded system of public and private snowmobile trails, a rapidly growing market among the "baby boomer" generation, product innovations that have improved ride, performance and handling, organized snowmobile clubs which promote the sport and ongoing snowmobile replacement. Since 1971, over six million snowmobiles have been sold in North America, and the Company estimates that over 85 percent of current industry sales are to retail customers who own, or previously owned, a snowmobile.

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

Information in this document regarding the worldwide and North American snowmobile market is derived from the International Snowmobile Manufacturers Association. Non-North American sales for the industry are estimated to account for less than 10% of worldwide sales; specific yearly information, with respect to worldwide sales, is not considered by the Company as sufficiently consistent or reliable for presentation in this report. All industry information is based on a model year ending March 31, which is the same as the Company's fiscal year -end, unless otherwise stated.

        All-Terrain Vehicles (ATVs) - The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. ATVs are generally one person vehicles used for a variety of off-road uses. The most popular ATV use is general recreation, followed by hunting/fishing, farm/ranch use, hauling/towing, transportation, and commercial uses. From 1970 to 1986, the number of three and four-wheel ATVs sold in the United States continued to grow until peaking in 1986 with approximately 535,000 units sold during that calendar year. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 151,000 units. Since 1992, sales have gradually climbed until reaching approximately 729,000 units in calendar 2001. Major competitors in the industry include Honda, Yamaha, Kawasaki, Bombardier, Polaris and Suzuki.

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

Products
        Snowmobiles - The Company produces a full line of snowmobiles, consisting of 52 models, marketed under the Arctic Cat brand name, and designed to satisfy various market niches. The 2002 Arctic Cat models carry suggested U.S. retail prices ranging from $3,749 to $10,499, excluding a children's model which is sold at a suggested U.S. retail price of $1,949. Arctic Cat snowmobiles are sold in the United States, Canada, Scandinavia and other international markets.

The Company's 2002 year snowmobile models are categorized as Performance, Trail Performance, Mountain, Luxury Touring, Family Trail, Touring and Sport Utility. The Company markets: Performance Arctic Cat snowmobiles under the names Thundercat, ZRT, and ZR; Trail Performance Arctic Cat snowmobiles under the name ZL and Four-Stroke Trail; Mountain snowmobiles under the name Mountain Cat; Luxury Touring models under the names Pantera and Four-Stroke Touring; Family Trail snowmobiles under the name Z; Touring snowmobiles under the name Panther; and Sport Utility models under the name Bearcat. In addition, to encourage family involvement in snowmobiling, the Company offers snowmobiles designed especially for small children, marketed under the ZR120 name.

The Company believes the Arctic Cat brand name enjoys a premier image among snowmobile enthusiasts and that its snowmobiles have a long-standing reputation for quality, performance, style, comfort, ride and handling. Arctic Cat snowmobiles offer a wide range of standard and optional features which enhance the operation, riding comfort and performance. Such features include hydraulic disc brakes and a technologically advanced front and rear suspension. Arctic Cat is the industry leader in offering electronic fuel injection (EFI) system on its snowmobiles. In 1999, the Company developed a new corporate brand "ACT" (Arctic Cat Technology) in order to recognize and leverage its industry-leading technology and engineering.

The above named features as well as other exclusive Arctic Cat innovations distinguish this new ACT brand. Additional features on certain models include electronic engine gauges and indicator lights, electric starters, handlebar and thumb warmers, reverse gears, 2-up seats, mirrors, custom windshields, hitches and luggage racks. These features may also be purchased separately from independent Arctic Cat dealers as accessories.

Arctic Cat's on-going commitment to both high performance and its retail customers has led the Company to a series of "firsts." In 1988, the Company and Suzuki introduced a new line of compact, lightweight, liquid-cooled twin cylinder engines. In 1990, the Prowler was the first snowmobile to offer a new double-wishbone suspension. With its high performance 1991 Wildcat model, the Company became the first in the industry to offer a 700cc electronic fuel injection engine. In 1992, the Arctic FasTrack, extra-long travel rear suspension was introduced on several high performance models. In 1993, the Company became the first to offer a 900cc, 3 cylinder snowmobile, called the Thundercat. In 1997, Arctic Cat offered the first batteryless EFI system and in 2000 unveiled the first useable four-stroke snowmobile. In 2001, Arctic Cat was the first company to offer a trail smoothing computerized rear suspension system.

Arctic Cat believes that its leadership in innovation, technology, style and performance has been demonstrated by its models being awarded numerous honors by Snowmobile, Snowgoer and Snow West magazines. Arctic Cat believes that it has been able to grow in the worldwide snowmobile retail sales due to its emphasis on new product development. A new model has been introduced by the Company nearly every year since its formation, and in recent years new models have been among the Company's best sellers. In the 2002 model year, over 75 percent of the Company's snowmobile sales were from models or model variations not available three years earlier.

        All-Terrain Vehicles (ATVs) - In December 1995, the Company introduced its first ATV. Since that time the Arctic Cat line has grown to 16 models:
500 4x4, 500 4x4 TBX, 375 4x4 and 2x4 automatic models, the following manual models: 500, 400, 300, 250 4x4s, 400, 300, 250 2x4s, a youth model: 90, and a utility model: SBS 1000. Features such as independent suspensions, hydraulic disc brakes, hi-low range and a plentiful 4.75 gallon fuel tank, all make Arctic Cat ATVs consumer friendly. The 2002 Arctic Cat ATV models carry suggested U.S. retail prices ranging from $1,999 to $7,499.

Arctic Cat has continued to expand into international markets by adding new distributors and entering new territories. The Company also produces ATVs for AGCO Corporation under the Massey Ferguson, Delta Allis and Fendt brands for distribution through their dealer network outside of North America.

Arctic Cat believes its ATVs are renown for their power and durability and are well received within the market. For model year 1998, the Arctic Cat 300 was named "Editors Choice" by Sports Afield and "Best In Class" by ATV Magazine. For model year 1999, ATV Magazine named the 300 4x4 as "Best in Class" and the 500 4x4 as the Editors Pick for "Best-for-Work" machine. Farm Industry News gave Arctic Cat 2000 models the FinOvation Award for having the greatest reader interest. ATV magazine awarded the Arctic Cat 250 4x4 model "Best in Class" in fiscal 2001 and "Best Utility" in 2002.

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

Manufacturing and Engineering
        Arctic Cat snowmobiles, ATVs and garments are manufactured at the Company's facilities in Thief River Falls, Minnesota. The Company paints snowmobile hoods and produces other parts for Arctic Cat snowmobiles and ATVs in Madison, South Dakota. In 2002, the Company expanded its operations in South Dakota to include robotic welding. The Company also has a facility in Bucyrus, Ohio which houses its service parts, garments and accessories distribution operations. The Company has strategically identified specific core manufacturing competencies for vertical integration and has chosen outside vendors to provide other parts. The Company has developed relationships with selected high quality vendors in order to obtain access to particular capabilities and technologies outside the scope of the Company's expertise. The Company designs component parts often in cooperation with its vendors, contracts with them for the development of tooling, and then enters into agreements with these vendors to purchase component parts manufactured utilizing the tooling. In its vertically integrated operations, the Company manufactures hoods, foam seats and seat covers and machines, welds and paints other components. The Company completes the total assembly of its products at its facilities in Thief River Falls. Manufacturing operations include digital and computer-automated equipment to speed production, reduce costs and improve the quality, fit and finish of every product. The Company believes that all raw materials used in its manufacturing process and all component parts, with the exception of engines and carburetors, are available from multiple alternative vendors on short notice at competitive prices.

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

The Company is committed to an ongoing engineering program dedicated to innovation and to continued improvements in the quality and performance of its products as well as product diversification. The Company currently employs 142 individuals in the design and development of new and existing products, with an additional 36 individuals directly involved in the testing of snowmobiles, and ATVs in normal and extraordinary conditions at the Company's test track. In addition, snowmobiles and ATVs are tested in conditions and locations similar to those in which they are used. The Company uses computer-aided design and manufacturing systems to shorten the time between initial concept and final production. For 2002, 2001 and 2000, the Company spent approximately $15,244,000, $10,449,000 and $9,872,000, on engineering, research and development. In addition, utilizing their particular expertise, the Company's vendors regularly test and apply new technologies to the design and production of component parts.

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

California currently regulates emission standards for ATVs, and the company currently meets these requirements. The Company supports balanced and appropriate programs that educate the customer on safe use of its products and protect the environment. Although currently the snowmobile industry is not regulated by any federal or state legislation, the Environmental Protection Agency (EPA) has initiated a process to regulate snowmobile and ATV engines. The Company expects a final ruling no earlier than September of 2002 affecting the model years 2006 and beyond.

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

Effects of Weather
        While from time to time lack of snowfall in a particular region of the United States or Canada may adversely affect snowmobile retail sales within that region, the Company works to mitigate this effect by taking snowmobile orders in the spring for the following winter season and by working with its dealers to move snowmobiles out of a region with light snowfall to another region with heavier snowfall. Nonetheless, there is no assurance that weather conditions will not materially effect the Company's future sales of snowmobiles.

Employees
        At March 31, 2002, the Company had approximately 1,162 employees including 331 salaried and 831 hourly and production personnel. Due to the seasonal nature of sales and the Company's snowmobile production schedule, prior to the introduction of the ATV, approximately 60% of hourly personnel worked only during the spring through the late fall production period. However, during the past six fiscal years, a majority of employees remained employed throughout the year to produce the Arctic Cat ATV. The Company's employees are not represented by a union or subject to a collective bargaining agreement. The Company has never experienced a strike or work stoppage and considers its relations with its employees to be excellent.

Intellectual Property
        The Company makes an effort to patent all significant innovations that it considers patentable and owns numerous patents and know-how which relate to the design, engineering and production of its snowmobiles, ATVs and other products. Trademarks are important to the Company's snowmobile, ATVs and related parts, garments and accessories business activities. While from time to time the Company becomes aware of the unauthorized use of its trademarks, particularly in the sale of promotional items, the Company has a vigorous program of trademark enforcement to eliminate the unauthorized use of its trademarks, thereby strengthening the value of its trademarks and improving its image and customer goodwill. The Company believes that its "Arctic Cat " registered United States trademark is its most significant trademark. Additionally, the Company has numerous registered trademarks, trade names and logos, both in the United States and internationally.

ITEM 2. PROPERTIES
The following sets forth the Company's material property holdings as of March 31, 2002.
                                                              Owned or  Sq.Ft.
Location                       Facility Type/Use              Leased    /Acres
----------------------------   ------------------------------ --------  -------
Thief River Falls, Minnesota   Manufacturing/Corporate office Owned     558,000
Thief River Falls, Minnesota   Warehouse                      Leased     24,400
Thief River Falls, Minnesota   Warehouse                      Leased      7,550
Thief River Falls, Minnesota   Land (in acres)                Owned          95
Madison, South Dakota          Manufacturing                  Owned      40,000
Bucyrus, Ohio                  Distribution Center            Owned     220,000
Winnipeg, Manitoba             Distribution/Service Center    Leased     10,602
Island Park, Idaho             Test & Development Facility    Owned       3,000

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

Product liability insurance is presently maintained by the Company on a "per occurrence" basis (with coverage being provided in respect of accidents which occurred during the policy year, regardless of when the related claim is made) in the amount of $10,000,000 in the aggregate, with a $5,000,000 self-insured retention. The Company believes such insurance is adequate.




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the shareholders' during the fourth quarter of fiscal 2002.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT

Name                    Age     Position
---------------------  -----    ---------------------------------
William G. Ness 	64	Chairman of the Board of Directors
Christopher A. Twomey	54	President and Chief Executive Officer
Timothy C. Delmore 	48  	Chief Financial Officer and Corporate Secretary
Terry J. Blount 	59 	Vice President - Human Resources
Robert Bonev            44      Vice President - Marketing
Ronald G. Ray           53      Vice President - Manufacturing
Roger H. Skime          59      Vice President - Research & Development
Ole E. Tweet            55      Vice President - New Product Development

Mr. Ness has been Chairman of the Board of Directors of the Company since its inception in 1983. He is also a director of Northern Woodwork (specialty furniture manufacturer), a director of Northern State Bank and Itasca Bemidji Incorporated.

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

Mr. Bonev has been Vice President - Marketing since June of 2001 and has over 19 years of marketing experience. From February 1999 to January 2000, Mr. Bonev served as Vice President of Marketing for Outdoor Marine Corporation. From December 1998 to February 1999, Mr. Bonev was employed by Teledyne Continental Motors, a business segment of Teledyne Technologies Incorporated, as Vice President of Sales/Marketing. From June 1993 to December 1998, Mr. Bonev was Director of Marketing for Mercury Marine, a division of The Brunswick Corporation.

Mr. Ray has been Vice President - Manufacturing since April of 1992 and has over 30 years of manufacturing experience. Before joining Arctic Cat he served eight years as Vice President of Manufacturing for a Minnesota based company.

Mr. Skime has been Vice President - Research and Development of the Company since its inception in 1983 and has been employed in the snowmobile industry for over 40 years.

Mr. Tweet has been Vice President of New Product Development and General Manager of the Marine Division since May 1992. Prior to that, he had been the Company's Vice President - Marketing since its inception in 1983 and has been employed either in the snowmobile or ATV industry for 30 years.

                                  PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is traded on the Nasdaq National Market under the Nasdaq symbol "ACAT". Quotations below represent the high and low sale prices as reported by Nasdaq. The Company's stock began trading on the Nasdaq National Market on June 26, 1990.

Years ended March 31,                 2002                    2001
Quarterly Prices                 High      Low           High     Low
----------------                ------   -------        ------  -------
First Quarter                   $15.54   $ 12.95        $12.00  $  9.94
Second Quarter                  $16.46   $ 12.91        $13.13  $ 11.25
Third Quarter                   $17.90   $ 12.00        $13.00  $ 11.38
Fourth Quarter                  $20.35   $ 15.95        $15.00  $ 11.63

As of June 11, 2002, the Company had approximately 517 stockholders of record, including the nominee of Depository Trust Company which held 13,987,234 shares of common stock. The Company has paid a quarterly dividend of $0.06 per share since February 2, 1995.





ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

Years ended March 31,    2002       2001        2000        1999        1998
INCOME STATEMENT DATA: --------   --------    --------    --------    --------
Net sales (1)          $556,079   $502,449    $461,460    $464,738    $489,218
Cost of goods sold (1)  433,297    398,019     376,202     367,874     379,368
                       --------   --------    --------    --------    --------
Gross profit            122,782    104,430      85,258      96,864     109,850
Selling, general and
 administrative
  expenses (1)           83,228     68,712      79,550      63,933      72,172
                       --------   --------    --------    --------    --------
Operating profit         39,554     35,718       5,708      32,931      37,678
Interest income           2,543      4,563       4,591       2,933       1,837
Interest expense              -          -           -         (27)        (59)
                       --------   --------    --------    --------    --------
Earnings before income
 taxes                   42,097     40,281      10,299      35,837      39,456
Income taxes             13,471     13,293       2,678      12,722      14,007
                       --------   --------    --------    --------    --------
Net earnings            $28,626    $26,988     $ 7,621(2)  $23,115     $25,449
                       --------   --------    --------    --------    --------
                       --------   --------    --------    --------    --------
Net earnings per share
         Basic            $1.21      $1.11       $0.30(2)    $0.84       $0.88
         Diluted          $1.20      $1.10       $0.30(2)    $0.84       $0.88
Cash dividends per share  $0.24      $0.24       $0.24       $0.24       $0.24
                       --------   --------    --------    --------    --------
                       --------   --------    --------    --------    --------
Weighted average shares outstanding
        Basic            23,587     24,231      25,535      27,632      28,974
        Diluted          23,925     24,457      25,586      27,668      29,059

(1) In fiscal 2002, the Company adopted Emerging Issue Task Force (EITF) issue 00-14, "Accounting for Certain Sales Incentives," and EITF issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer." The adoption of these EITF's resulted in a decrease in net sales and a corresponding decrease in selling, general and administrative expense in fiscal 2002, 2001, 2000, 1999 and 1998 by $ 27.4 million, $ 28.2 million,
    $ 33.4 million, $ 24.8 million and $24.9 million, respectively. In addition, the adoption of these EITF's increased cost of sales and decreased selling, general and administrative expenses in fiscal 2002, 2001, 2000, 1999 and 1998 by $ 1.3 million, $ 3.8 million, $ 1.9 million,
    $ 1.6 million and $ 0.8 million, respectively. See Note A in the Notes to Consolidated Financial Statements for further details.

(2) During fiscal 2000 the Company announced that it was exiting the personal watercraft (PWC) business effective September 30, 1999. Fiscal 2000 results include a pretax charge of $26.2 million ($16.9 million after tax) or $0.66 per share for certain costs related to the discontinued PWC business. The charge consists of $21.5 million of exit related costs. In addition, other PWC related charges include a $3.1 million change in estimate and $1.6 million in other costs.
-------------------------------------------------------------------------------
As of March 31,                       2002     2001      2000     1999     1998
BALANCE SHEET DATA (In thousands):-------- --------  -------- -------- --------
Cash & short-term investments     $102,040 $ 99,828  $108,277 $ 95,208 $ 58,545
Working capital                    133,785  127,216   132,072  142,039  142,243
Total assets                       268,595  255,658   246,535  240,146  229,718
Long-term debt                           -        -         -        -        -
Shareholders' equity               181,638  170,442   162,558  175,479  177,505

QUARTERLY FINANCIAL DATA (unaudited)

(In thousands, except per           Total    First    Second    Third   Fourth
  share amounts)                     Year  Quarter   Quarter  Quarter  Quarter
Net Sales                        -------- --------  -------- -------- --------
        2002                     $556,079 $ 77,821  $211,081 $167,917 $ 99,260
        2001                      502,449   86,024   190,582  145,628   80,215
        2000                      461,460   84,757   195,296   99,710   81,697
Gross Profit
        2002                     $122,782 $ 18,876  $ 51,925 $ 35,642 $ 16,339
        2001                      104,430   19,431    43,937   27,709   13,353
        2000                       85,258   17,198    33,714   21,455   12,891
Net Earnings (Loss)
        2002                     $ 28,626 $  1,957  $ 20,332 $  8,151 $ (1,814)
        2001                       26,988    2,052    18,606    7,365   (1,035)
        2000                        7,621    1,861     2,172    4,311     (723)
Net Earnings (Loss) Per Share
        2002    Basic               $1.21    $0.08     $0.85    $0.35   $(0.08)
                Diluted              1.20     0.08      0.84     0.34    (0.08)
        2001    Basic                1.11     0.08      0.77     0.31    (0.04)
                Diluted              1.10     0.08      0.76     0.30    (0.04)
        2000    Basic & Diluted      0.30     0.07      0.08     0.17    (0.03)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Fiscal 2002 was another successful year for Arctic Cat. The Company reported record breaking revenues of $556.1 million. Snowmobile net sales grew 14%. ATV net sales increased 12% as Arctic Cat continued to outpace the ATV industry's double-digit growth. In fiscal 2002 37% of net sales were from ATVs.

Results of Operations
        2002 vs. 2001 - During fiscal 2002 net sales increased 10.7% to $556,079,000 from $502,449,000 in fiscal 2001. ATV unit volume increased 13.6%, snowmobile unit volume increased 11.1% and dollar sales of parts, garments and accessories were flat. The Company believes the continued increase in ATV net sales is due both to enthusiastic dealer and consumer reception of the Arctic Cat ATV and growth in the ATV market. Snowmobile unit volume increased because of higher dealer orders related to normal snowfalls during the prior winter season.
        Gross profit increased 17.6% to $122,782,000 in 2002 from $104,430,000 in 2001 and the gross profit percentage was 22.1% versus 20.8% in 2001. The majority of the increase in fiscal 2002 gross profit percentage is due to the improved dollar yen relationship.
        Selling, general and administrative expenses increased 21.1% to $83,228,000 in 2002 from $68,712,000 in 2001. The increase in operating expenses was mainly due to increased ATV and snowmobile marketing expenses which were in line with sales increases as well as increased snowmobile and ATV research and development expenses. As a percent of net sales, operating expenses were 15.0% in 2002 compared with 13.7% in 2001.
        Operating profits increased 10.7% to $39,554,000 in 2002 from $35,718,000 in 2001. As a percent of net sales, operating profits were 7.1%
in 2002 and 2001.
        Interest income decreased 44.3% to $2,543,000 in fiscal 2002 from $4,563,000 due to lower yields on invested cash related to lower interest rates.
        Net earnings increased 6.1% to $28,626,000 from $26,988,000 for fiscal 2001. Diluted earnings per share increased 9.1% to $1.20 per share in fiscal 2002 from $1.10 per share in fiscal 2001. Net earnings as a percent of net sales were 5.1% and 5.4% in 2002 and 2001, respectively.

        2001 vs. 2000 - During fiscal 2001 net sales increased 8.9% to $502,449,000 from $461,460,000 in fiscal 2000. ATV unit volume increased 22.3% offset by a 7.1% decrease in snowmobile unit volume. Dollar sales of parts, garments and accessories increased 3.2%. The Company believes the continued increase in ATV net sales is due both to enthusiastic dealer and consumer reception of the Arctic Cat ATV and growth in the ATV market. Snowmobile unit volume decreased because of lower dealer orders related to warmer than usual weather during the prior winter season.
        Gross profit increased 22.5% to $104,430,000 in 2001 from $85,258,000 in 2000 and the gross profit percentage increased to 20.8% from 18.5% in 2000. The increase in the year-to-date gross profit percentage was primarily due to exit and related costs recorded last year for the discontinued PWC business.
        Selling, general and administrative expenses decreased 13.6% to $68,712,000 in 2001 from $79,550,000 in 2000. The decrease in operating expenses was mainly due to watercraft exit costs of $9,666,000 recorded last year, which were offset to a certain extent by increased ATV marketing expenses this year. During mid fiscal 2000 the Company exited the PWC business. There were no adjustments to the initial exit plan restructuring charge during fiscal 2001. The Company estimates the following cash requirements for the exit related costs after March 31, 2001; $5,097,000 for consumer incentives and $2,861,000 for other exit costs.
        Operating profits increased to $35,718,000 in 2001 from $5,708,000 in 2000. As a percent of net sales, operating profits increased to 7.1% in 2001 compared to 1.2% in 2000.
        Net earnings were $26,988,000 or $1.10 per share on a diluted basis, as compared to net earnings of $7,621,000 or $0.30 per share on a diluted basis for fiscal 2000. Net earnings as a percent of net sales were 5.4% and 1.7% in 2001 and 2000, respectively. Without the exit costs and related costs associated with the discontinued PWC business, fiscal 2000 net earnings would have been $24,520,000 or $0.96 per diluted share.

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

Cash and Short-Term Investments
        Cash and short-term investments were $102,040,000 at March 31, 2002 compared to $99,828,000 at March 31, 2001. The Company's cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company's snowmobile and spring ATV production cycles begin. The Company's investment objectives are first, safety of principal and second, rate of return.

Working Capital
        The Company has an unsecured credit agreement with banks for the issuance of up to $45,000,000 of documentary and stand-by letters of credit and for working capital and, in addition, has a $15,000,000 seasonal credit agreement for the Company's peak production period. Total working capital borrowings under the credit agreement are limited to $30,000,000. The total letters of credit issued at March 31, 2002 were $24,436,000, of which $20,862,000 was issued to Suzuki Motor Corporation for engine purchases. Since 1996, the Company has repurchased over 7 million shares of common stock. In May 2001, the Company's Board of Directors authorized an additional $20,000,000 share repurchase of which $19,121,000 remains available for repurchase.
        In 2002, the Company invested $22,231,000 in capital expenditures. The Company expects that fiscal 2003 capital expenditures, including tooling, will be approximately $20,000,000. The Company believes that cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program and capital expenditure requirements on a short and long-term basis.
        The Company has agreements with certain finance companies to provide snowmobile and ATV floor plan financing for the Company's North American dealers. These agreements improve the Company's liquidity by financing dealer purchases of products without requiring substantial use of the Company's working capital. The Company is paid by the floor plan companies shortly after shipment and as part of its marketing programs the Company pays the floor plan financing of its dealers for certain set time periods depending on the size of a dealer's order. The financing agreements require repurchase of repossessed new and unused units and set limits upon the Company's potential liability for annual repurchases. The aggregate potential liability was approximately $11,157,000 at March 31, 2002. No material losses have been incurred by the Company under these agreements, which are terminable by either party upon 30 days notice. The Company has also guaranteed approximately 50% of the amounts financed by its dealers with one of the finance companies. At March 31, 2002, the Company's maximum level of exposure under this guarantee was approximately $73,176,000. No material losses have been incurred by the Company under this agreement. The Company believes current available cash and cash generated from operations provide sufficient funding in the event there is a requirement to perform under this guarantee.

Inflation and Exchange Rates
        Inflation is not expected to have a significant impact on the Company's business. The Company generally has been able to offset the impact of increasing costs through a combination of productivity gains and price increases.
        During fiscal 2002, approximately 30% of the Company's cost of sales were purchased from Japanese yen denominated suppliers. The majority of these purchases were made from Suzuki Motor Corporation who supplies engines for the Company's snowmobiles and ATVs. The Company has an agreement with Suzuki Motor Corporation for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually. During fiscal 2002, the exchange rate fluctuation between the U.S. dollar and the Japanese yen had a modest negative impact on the Company's operating results. From time to time the Company utilizes foreign exchange hedging contracts to minimize the impact of exchange rate fluctuations. At March 31, 2002, there were $30,998,000 of foreign exchange contracts outstanding for Japanese yen.
        Sales to Canadian dealers are made in Canadian dollars with the U.S. dollar serving as the functional currency. During fiscal 2002, sales to Canadian dealers comprised 13.1% of total net sales. During fiscal 2002, the exchange rate fluctuation between the U.S. dollar and the Canadian dollar had a modest negative impact on operating profits. At March 31, 2002 there were no foreign exchange contracts outstanding related to the Canadian dollar.

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

        None.




                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information included under the heading "Election of Directors" and "Beneficial Ownership of Capital Stock-Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 8, 2002, is incorporated herein by reference.
        Pursuant to instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information included under the heading "Executive Compensation and Other Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 8, 2002, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information included under the heading "Beneficial Ownership of Capital Stock" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 8, 2002, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to certain relationships and related transactions, appearing under the heading "Executive Compensation and Other Information-Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 8, 2002, is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of report

1.      Financial Statements.
        The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K:
                                                                 Form 10-K
                                                            Page Reference
        (i)     Consolidated Balance Sheets                             19
                as of March 31, 2002 and 2001

        (ii)    Consolidated Statements of Earnings                     20
                for the three years ended March 31, 2002, 2001 and 2000

        (iii)   Consolidated Statements of Shareholders'                21
                Equity for the three years ended March 31, 2002, 2001 and 2000

        (iv)    Consolidated Statements of Cash Flows                   22
                for the three years ended March 31, 2002, 2001 and 2000

        (v)     Notes to Consolidated Financial                      23-28
                Statements

        (vi)    Report of Independent Certified Public                  29
                Accountants

2.      Schedules filed as part of this Form 10-K:
        None

3.      Exhibits
                                                          Method of Filing
3(a)    Amended and Restated Articles of Incorporation                  (3)
        of Company

3(b)    Restated By-Laws of the Company                                 (1)

4(a)    Form of specimen Common Stock Certificate                       (1)

4(b)    Rights Agreement by and between the Company and                 (4)
        Wells Fargo Bank Minnesota, N.A., dated September 17, 2001

10(a)   1989 Stock Option Plan, as amended                              (3)

10(b)   1995 Stock Option Plan, as amended                              (3)

10(c)   Purchase/Supply Agreement dated as of                           (1)
        March 1, 1985 between Suzuki Motor Co.,
        Ltd. and the Company, and related Agreement on Implementation of Warranty Provision.

10(d)   Form of Employment Agreement between the                        (1)
        Company and each of its executive officers

10(e)   Floorplan Repurchase Agreement dated                            (1)
        July 13, 1984, between the Company and
        ITT Commercial Finance Corp.

10(f)   Floorplan Repurchase Agreement dated as                         (1)
        of June 15, 1988, between the Company and ITT Commercial Finance, a division Of ITT
        Industries of Canada, Ltd.

10(g)   Discretionary Revolving Credit Facility, dated                  (3)
        as of June 6, 1997, between the Company and Wells Fargo Bank Minnesota, National Association.

21      Subsidiaries of the Registrant                                  (2)

23      Consent of Independent Certified Public Accountants             (2)


(b) Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended March 31, 2002.

(c) Exhibits
Reference is made to Item 14(a) 3.

(1) Incorporated herein by reference to the Company's Form S-1 Registration Statement (File Number 33-34984).
(2) Filed with this Form 10-K.
(3) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(4) Incorporated by reference to Exhibit 1 to the Company's Registration on Form 8-A filed with the SEC on September 20, 2001.


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of June, 2002.

                             ARCTIC CAT INC.
                        /s/Christopher A. Twomey
                   ----------------------------------
                         Christopher A. Twomey
                   President, Chief Executive Officer
                             and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                                       Date
----------------                                                ------------
/s/William G. Ness                                              June 27, 2002
------------------------                                       ---------------
William G. Ness
Chairman of the Board and Director

/s/Christopher A. Twomey                                        June 27, 2002
------------------------                                       ---------------
Christopher A. Twomey
President, Chief Executive Officer and Director
(Principle Executive Officer)

/s/Timothy C. Delmore                                           June 27, 2002
------------------------                                       ---------------
Timothy C. Delmore
Chief Financial Officer
(Principle Financial and Accounting Officer)

/s/Robert J. Dondelinger                                        June 27, 2002
------------------------                                       ---------------
Robert J. Dondelinger, Director

/s/William I. Hagen                                             June 27, 2002
------------------------                                       ---------------
William I. Hagen, Director


/s/John C. Heinmiller                                           June 27, 2002
------------------------                                       ---------------
John C. Heinmiller, Director


/s/Gregg A. Ostrander                                           June 27, 2002
------------------------                                       ---------------
Gregg A. Ostrander, Director

/s/Kenneth J. Roering                                           June 27, 2002
------------------------                                       ---------------
Kenneth J. Roering, Director

/s/Katsumi Takata                                               June 27, 2002
------------------------                                       ---------------
Katsumi Takata, Director


                               Arctic Cat Inc.
                        CONSOLIDATED BALANCE SHEETS
                                 March 31,
ASSETS                                          2002                    2001
CURRENT ASSETS                          ------------            ------------
  Cash and equivalents                  $ 43,466,000            $ 42,881,000
  Short-term investments                  58,574,000              56,947,000
  Accounts receivable, less allowances    23,819,000              24,897,000
  Inventories                             61,552,000              60,939,000
  Prepaid expenses                         3,395,000               2,401,000
  Income taxes receivable                  3,937,000                       -
  Deferred income taxes                   16,644,000              18,045,000
                                        ------------            ------------
    Total current assets                 211,387,000             206,110,000

PROPERTY AND EQUIPMENT - AT COST
  Machinery, equipment and tooling       101,296,000              86,799,000
  Land, buildings and improvements        19,257,000              18,319,000
                                        ------------            ------------
                                         120,553,000             105,118,000
  Less accumulated depreciation           63,345,000              55,570,000
                                        ------------            ------------
                                          57,208,000              49,548,000
                                        ------------            ------------
                                        $268,595,000            $255,658,000
                                        ------------            ------------
                                        ------------            ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                      $ 27,788,000            $ 29,309,000
  Accrued expenses                        49,814,000              49,585,000
                                        ------------            ------------
    Total current liabilities             77,602,000              78,894,000
DEFERRED INCOME TAXES                      9,355,000               6,322,000
COMMITMENTS AND CONTINGENCIES                      -                       -
SHAREHOLDERS' EQUITY
  Preferred stock, par value $1.00; 2,050,000
    shares authorized; none issued                 -                       -
  Preferred stock - Series A Junior
    Participating, par value $1.00; 450,000
    shares authorized; none issued                 -                       -
  Common stock, par value $.01; 37,440,000
    shares authorized; shares issued and
    outstanding, 15,694,316 in 2002;
    16,228,412 in 2001                       157,000                 162,000
  Class B common stock, par value $.01;
    7,560,000 shares authorized, issued,
    and outstanding                           76,000                  76,000
  Accumulated other comprehensive income
    (loss)                                  (122,000)                320,000
  Retained earnings                      181,527,000             169,884,000
                                        ------------            ------------
                                         181,638,000             170,442,000
                                        ------------            ------------
                                        $268,595,000            $255,658,000
                                        ------------            ------------
                                        ------------            ------------
The accompanying notes are an integral part of these statements.

                             Arctic Cat Inc.
                  CONSOLIDATED STATEMENTS OF EARNINGS
                         Years ended March 31,

                                        2002            2001            2000
                                ------------    ------------    ------------
Net sales                       $556,079,000    $502,449,000    $461,460,000
Cost of goods sold               433,297,000     398,019,000     373,367,000
Watercraft inventory writedown             -               -       2,835,000
                                ------------    ------------    ------------
    Gross profit                 122,782,000     104,430,000      85,258,000
Selling, general and
  administrative expenses         83,228,000      68,712,000      69,884,000
Watercraft exit costs                      -               -       6,186,000
Watercraft asset impairment                -               -       3,480,000
                                ------------    ------------    ------------
    Operating profit              39,554,000      35,718,000       5,708,000
Other income
  Interest income                  2,543,000       4,563,000       4,591,000
                                ------------    ------------    ------------
    EARNINGS BEFORE INCOME
        TAXES                     42,097,000      40,281,000      10,299,000
Income tax expense                13,471,000      13,293,000       2,678,000
                                ------------    ------------    ------------
    NET EARNINGS                $ 28,626,000    $ 26,988,000    $  7,621,000
                                ------------    ------------    ------------
                                ------------    ------------    ------------
NET EARNINGS PER SHARE
  Basic                                $1.21           $1.11           $0.30
  Diluted                              $1.20           $1.10           $0.30
                                ------------    ------------    ------------
                                ------------    ------------    ------------
Weighted average shares outstanding
  Basic                           23,587,000      24,231,000      25,535,000
  Diluted                         23,925,000      24,457,000      25,586,000
                                ------------    ------------    ------------
                                ------------    ------------    ------------
The accompanying notes are an integral part of these statements.

                            Arctic Cat Inc.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Years Ended March 31,

                                               Accumulated
                        Class B     Additional Other
      Common Stock   Common Stock   Paid-in    Comprhensive Retained
      Shares Amount  Shares  Amount Capital    Income       Earnings Total
________ ______  ______  ______  _______ ________ _____  ______ ________
Balances at April 1, 1999
      18,828,775 $188,000 7,560,000 $76,000 $        -  $     -   $175,215,000
$175,479,000
Repurchase of common stock
      (1,500,800) (15,000)        -       -          -        -    (14,396,000)
 (14,411,000)
Net earnings   -        -         -       -          -        -      7,621,000
   7,621,000
Dividends ($0.24 per share)
               -        -         -       -          -        -     (6,131,000)
  (6,131,000)
________________________________________________________________________
Balances at March 31, 2000
      17,327,975  173,000 7,560,000  76,000          -        -    162,309,000
 162,558,000
Exercise of stock options
         290,859    3,000         -       -  2,984,000        -              -
   2,987,000
Tax benefits from stock option exercises
               -        -         -       -     95,000        -              -
      95,000
Repurchase of common stock
      (1,390,422) (14,000)        -       - (3,079,000)       -    (13,598,000)
 (16,691,000)
Net earnings   -        -         -       -          -        -     26,988,000
  26,988,000
Unrealized gain on securities available-
 for-sale, net of tax
               -        -         -       -          -  320,000              -
     320,000
Total other comprehensive income
               -        -         -       -          -        -              -
  27,308,000
Dividends ($0.24 per share)
               -        -         -       -          -        -     (5,815,000)
  (5,815,000)
 _______________________________________________________________________
Balances at March 31, 2001
      16,228,412 $162,000 7,560,000 $76,000          - $320,000   $169,884,000
$170,442,000
Exercise of stock options
         801,869    8,000         -       -  5,986,000        -      1,936,000
   7,930,000
Tax benefits from stock option exercises
               -        -         -       -  1,256,000        -              -
   1,256,000
Repurchase of common stock
      (1,335,965) (13,000)        -       - (7,242,000)       -    (13,252,000)
 (20,507,000)
Net earnings   -        -         -       -          -        -     28,626,000
  28,626,000
Unrealized loss on securities available-
 for-sale, net of tax
               -        -         -       -          -  (49,000)             -
     (49,000)
Effect of adoption of SFAS No. 133
               -        -         -       -          - (741,000)             -
    (741,000)
Unrealized gain on derivative instruments,
 net of tax
               -        -         -       -          -  348,000              -
     348,000
Total other comprehensive income
               -        -         -       -          -        -              -
  28,184,000
Dividends ($0.24 per share)
               -        -         -       -          -        -     (5,667,000)
  (5,667,000)
------------------------------------------------------------------------
Balances at March 31, 2002
      15,694,316 $157,000 7,560,000 $76,000          -($122,000)  $181,527,000
$181,638,000
------------------------------------------------------------------------
------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.





                             Arctic Cat Inc.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years ended March 31,

                                        2002            2001            2000
                                ------------    ------------    ------------
Cash flows from operating activities
  Net earnings                  $ 28,626,000    $ 26,988,000    $  7,621,000
  Adjustments to reconcile net
    earnings to net cash provided
    by operating activities
       Depreciation               14,571,000       9,985,000      10,569,000
       Deferred income taxes       4,694,000       1,164,000      (5,301,000)
       Tax benefit from stock option
        exercises                  1,256,000          95,000               -
       Watercraft inventory writedown,
        exit costs and asset impairment    -               -      21,462,000
       Changes in operating assets and
        liabilities, net of effect of
        watercraft charges
          Trading securities      (2,845,000)     (8,855,000)     (5,009,000)
          Accounts receivable      1,078,000      (6,549,000)      4,915,000
          Inventories             (1,237,000)        730,000       1,689,000
          Prepaid expenses        (1,536,000)        479,000        (305,000)
          Accounts payable        (1,521,000)      1,991,000       3,303,000
          Accrued expenses           229,000        (192,000)      3,207,000
          Income taxes            (3,395,000)       (982,000)     (2,330,000)
                                ------------    ------------    ------------
            Net cash provided by
             operating activities 39,920,000      24,854,000      39,821,000
Cash flows from investing activities
  Purchase of property and
    equipment                    (22,231,000)    (23,147,000)    (11,219,000)
  Sale and maturity of available-for-
   sale securities                 1,140,000         665,000         555,000
                                ------------    ------------    ------------
           Net cash used in
            investing activities (21,091,000)    (22,482,000)    (10,664,000)
Cash flows from financing activities
  Proceeds from issuance of common
   stock                           6,514,000       2,184,000               -
  Repurchase of common stock     (19,091,000)    (15,888,000)    (14,411,000)
  Dividends paid                  (5,667,000)     (5,815,000)     (6,131,000)
                                ------------    ------------    ------------
            Net cash used in
             financing activities(18,244,000)    (19,519,000)    (20,542,000)
                                ------------    ------------    ------------
Net increase (decrease) in cash and
 equivalents                         585,000     (17,147,000)      8,615,000
Cash and equivalents at beginning
 of year                          42,881,000      60,028,000      51,413,000
                                ------------    ------------    ------------
Cash and equivalents at end of
 year                           $ 43,466,000    $ 42,881,000    $ 60,028,000
                                ------------    ------------    ------------
                                ------------    ------------    ------------
Supplemental disclosure of cash payments
 for income taxes               $ 10,787,000    $ 14,686,000    $ 11,168,000
                                ------------    ------------    ------------
                                ------------    ------------    ------------
Supplemental disclosure of non-cash investing and financing activities
    As of March 31, 2002 and 2001, the unrealized gain on securities available -for-sale, net of tax was $271,000 and $320,000.

    As of March 31, 2002, the unrealized loss on derivative instruments, net of tax was $393,000.

    During 2002 and 2001, mature common shares with a fair market value of $1,416,000 and $803,000 were exchanged in settlement for the exercise of certain stock options.

The accompanying notes are an integral part of these statements.


                              Arctic Cat Inc.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 2002, 2001 and 2000

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Arctic Cat Inc. (the "Company") operates in a single industry segment and designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, and related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota. The Company's products are sold through a network of independent dealers and distributors located throughout the United States, Canada, Scandinavia and other international markets.

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

Cash and Equivalents
The Company considers highly liquid temporary investments with an original maturity of three months or less or with put options exercisable in three months or less to be cash equivalents. Cash and equivalents consist primarily of commercial paper and put bonds. The Company's cash management policy provides for bank disbursement accounts to be reimbursed on a daily basis. Checks issued but not presented to the banks for payment are included in cash and equivalents as a reduction of other cash balances.

Fair Values of Financial Instruments
Except where noted, the carrying value of current financial assets and liabilities approximates their fair value, due to their short-term nature.

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

Derivative Instruments and Hedging Activities
The Company enters into forward exchange contracts to hedge the variability in foreign exchange rates related to purchase commitments denominated in Japanese yen for ATV engines. The Japanese yen contracts are designated as, and meet the criteria for, cash flow hedges. The Company does not enter into forward contracts for the purpose of trading. Gains and loss on forward contracts are recorded in accumulated other comprehensive income (loss), net of tax, and subsequently reclassified into cost of goods sold upon the sale of ATV units. During the year ended March 31, 2002, $1,712,000 was reclassified from accumulated other comprehensive income (loss) into cost of goods sold. The Company estimates amounts recorded within accumulated other comprehensive income (loss) will be reclassified into cost of goods sold within the next 12 months.

As of March 31, 2002, the Company had open Japanese yen forward exchange contracts, maturing through September 2002, with notional amounts totaling $30,998,000 and a fair value liability of $624,000, which is included as a component of inventory.

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

Revenue Recognition
The Company recognizes revenue and provides for estimated marketing and sales incentive costs when products are shipped to dealers.

Marketing and Sales Incentive Costs
At the time product revenue is recognized the Company provides for various marketing and sales incentive costs which are offered to its dealers and product consumers. Examples of these costs, which are recognized as a reduction of revenue when the products are sold, include: dealer and consumer rebates, dealer floor plan financing assistance, sales associate incentives and other incentive and promotion programs. Generally, the Company records costs related to these marketing programs at the later of when the revenue is recognized or when the sales incentive or marketing program is announced for products previously shipped. Sales incentives that involve a free product or service delivered to the consumer are recorded as a component of cost of goods sales. The Company estimates the costs of these various incentive and marketing programs at the time of sale based on historical experience with similar programs for each product line. (See Note A - Accounting Policy and Disclosure Changes).

Research and Development
Research and development costs are expensed as incurred and are reported as a component of selling, general and administrative expenses. Research and development expense was $15,244,000, $10,449,000 and $9,872,000 during 2002,
2001 and 2000.

Advertising
The Company expenses advertising costs as incurred, except for cooperative advertising obligations arising related to the sale of the Company's products to its dealers. The estimated cost of cooperative advertising, which the dealer is required to support, is recorded as marketing expense at the time the product is sold. Total advertising expense, including cooperative advertising, was $20,172,000, $16,896,000 and $10,449,000 in 2002, 2001 and 2000.

Stock-Based Compensation
The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation plans. Pro forma information related to the fair value based method of accounting is contained in Note K.

Net Earnings Per Share
The Company's diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 512,848, 438,583 and 1,206,084 shares of common stock with weighted average exercise prices of $16.80, $13.44 and $11.47 were outstanding during 2002, 2001 and 2000, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Foreign Currency Translation
The Company's sales and marketing activities with Canadian dealers are denominated in Canadian currency with the U.S. dollar serving as the functional currency. Assets and liabilities denominated in Canadian currency are translated using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average foreign exchange rate in effect for the period. Exchange gains and losses are reflected in the results of operations.

Accounting Policy and Disclosure Changes
Sales Incentives and Marketing Promotions - The Company adopted Emerging Issues Task Force Issues 00-14 (EITF 00-14), "Accounting for Certain Sales Incentives," and 01-9 (EITF 01-9), "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Product," in January 2002. EITF 00-14 and 01-9 require that cash sale incentives and various forms of consideration from a vendor to a retailer or reseller be classified as a reduction of sales. Sales incentives that involve a free product or service delivered at the time of sale be classified as a cost of sale. The Company records a reduction of revenue for such expenses based on the estimated amount and type of sales incentives offered to its customers when the related revenue is recognized or upon communication of the cash incentive program. Historically, the Company had presented marketing and sales incentive programs as marketing expense. As a result, the adoption of EITF 00-14 and 01-9 required the Company to reclassify $27,436,000, $28,199,000 and $33,415,000 as a reduction in sales from marketing expense included in selling, general and administrative expense. The Company reclassified $1,329,000, $3,791,000 and $1,880,000 to cost of goods sold from marketing expense for sales incentives that involved a free product or service. The adoption of these EITF issues did not change previously reported operating profit.

Accounting for Derivative Instruments and Hedging Activities - The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," on April 1, 2001. These standards require entities to recognize derivatives in their financial statements as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative is recognized into earnings unless certain criteria are met. These Standards also require formal documentation, designation and effectiveness assessment of transactions receiving hedge accounting. At April 1, 2001, the Company had open Japanese yen forward exchange contracts with notional amounts totaling $21,495,000 maturing through June 2001. Under the new standard the Company recorded a liability of $1,176,000 for the open Japanese yen forward contracts, accumulated other comprehensive income, net of tax, of $741,000, and current deferred tax assets of $435,000.

New Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: "Business Combinations" and "Goodwill and Intangible Assets." These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require that the purchase method be used. In addition, they eliminate the amortization of goodwill arising from purchase business combinations but require annual tests for impairment. The implementation of these statements in April 2002 should not have a material effect on the Company as it has no goodwill or intangible assets on its balance sheet.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 clarifies the accounting impairment of long-lived assets. This statement is effective for the Company beginning April 1, 2002 and is not expected to have a material effect.


NOTE B  -  SHORT-TERM INVESTMENTS

Short-term investments consist primarily of a diversified portfolio of municipal bonds and money market funds and are classified as follows at March 31:

                                                       2002            2001
                                                -----------     -----------
        Trading securities                      $48,096,000     $45,251,000
        Available-for-sale debt securities       10,478,000      11,696,000
                                                -----------     -----------
                                                $58,574,000     $56,947,000
                                                -----------     -----------
                                                -----------     -----------

Trading securities consists of $32,451,000 and $25,549,000 invested in four money market funds at March 31, 2002 and 2001, while the remainder of trading securities and available-for-sale securities consists primarily of A rated or higher municipal bond investments. The amortized cost and fair value of debt securities classified as available-for-sale was $10,048,000 and $10,478,000, at March 31, 2002. The unrealized gain on available-for-sale debt securities is reported, net of tax, as a separate component of shareholders' equity. The contractual maturities of available-for-sale debt securities at March 31, 2002, are as follows: $1,809,000 within one year, $8,300,000 from one year through five years, and $369,000 from five years through ten years.


NOTE C  -  INVENTORIES

Inventories consist of the following at March 31:
                                           2002            2001
                                        -----------     -----------
Raw materials and sub-assemblies        $14,630,000     $20,948,000
Finished goods                           17,111,000      16,147,000
Parts, garments and accessories          29,811,000      23,844,000
                                        -----------     -----------
                                        $61,552,000     $60,939,000
                                        -----------     -----------
                                        -----------     -----------
NOTE D  -  ACCRUED EXPENSES

Accrued expenses consist of the following at March 31:

                                               2002            2001
                                        -----------     -----------
Marketing                               $16,305,000     $17,292,000
Compensation                              9,697,000       6,139,000
Warranties                               12,937,000      11,922,000
Insurance                                 3,062,000       3,810,000
Watercraft exit costs                     7,509,000       7,958,000
Other                                       304,000       2,464,000
                                        -----------     -----------
                                        $49,814,000     $49,585,000
                                        -----------     -----------
                                        -----------     -----------

NOTE E  -  DISCONTINUED PERSONAL WATERCRAFT BUSINESS AND RELATED COSTS

On October 7, 1999, the Company announced that it was exiting the personal watercraft (PWC) business effective September 30, 1999 and recorded a charge of $21,462,000. The charge included $8,961,000 for consumer incentives to aid Company dealers in the disposition of their current inventory. This amount has now been reclassified as a reduction of net sales for presentation purposes at March 31, 2002 to comply with the new accounting standards described in Note
A. Additionally, the Company analyzed all long-lived PWC assets in connection with this exit that indicated an impaired carrying value. The Company was able to utilize a portion of these assets in other production areas. All long-lived assets with no alternative use, totaling $3,480,000, were taken out of service and written off. Costs to dispose as well as any gain on sale of long-lived assets were not significant. The Company also analyzed inventories and recorded a charge of $2,835,000 to reduce the current carrying value to a net realizable value. The Company did not produce additional PWC units beyond the completed production of the 1999 model. Therefore, the Company identified and wrote off inventories of $2,451,000 that were not used beyond September 30, 1999. The Company also accrued $3,735,000 relating to other matters. The majority of the Company's PWC exit plan has concluded while other aspects of the plan will extend beyond calendar 2002.

The Company had no significant sales of the PWC product line in the years ended March 31, 2002, 2001 and 2000.

As of March 31, 2002, cumulative charges related to accrued consumer incentives and other accrued exit costs were $4,306,000 and $1,511,000. The remaining accrued expenses, included within the balance sheet caption accrued expenses, for these items at March 31, 2002 were $4,655,000 and $2,854,000. There were no adjustments to the initial recorded accrual in conjunction with the PWC exit plan for the period ending March 31, 2002, 2001 and 2000.


NOTE F  -  FINANCING

The Company has a $60,000,000 unsecured bank credit agreement for documentary and stand-by letters of credit and for working capital purposes. Total working capital borrowings under the credit agreement are limited to $45,000,000 during the last six months of the fiscal year. The credit agreement is due on demand and expires July 29, 2002, however, management believes they will be able to renew the existing line of credit under materially similar terms. Interest on the working capital borrowings is payable monthly at alternative interest rates, at the Company's election. The credit agreement contains certain covenants. At March 31, 2002, there were $24,436,000 of issued letters of credit outstanding and no working capital borrowings outstanding. Of the issued letters of credit outstanding, $20,862,000 were issued to Suzuki Motor Corporation (Suzuki) for engine purchases (see Note H). Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

NOTE G  -  RETIREMENT SAVINGS PLAN

The Company's 401(k) retirement savings plan covers substantially all eligible employees. Employees may contribute up to 20% of their compensation with the Company matching 100% of the employee contributions, up to a maximum of 3% of the employee's compensation. The Company can elect to make additional contributions at its discretion. Total Company matching contributions were $1,230,000, $1,099,000 and $1,066,000 in 2002, 2001 and 2000. There were no discretionary contributions made during 2002, 2001 and 2000.


NOTE H  -  RELATED PARTY TRANSACTIONS

The Company purchases engines and related parts from Suzuki (see Note K) in Japan. Such purchases totaled $124,438,000, $124,910,000 and $120,505,000 in
2002, 2001 and 2000. The purchase price of the engines and related parts is determined annually. The Company has an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually.

The Company is dependent on Suzuki for the near term supply of its engines and related parts. An interruption of this supply could have a material adverse effect on the Company's operations.

Certain raw materials and freight services are purchased from vendors in which certain of the Company's directors are officers or significant shareholders. In 2002, 2001 and 2000, these transactions aggregated $4,315,000, $7,544,000 and $7,612,000.  No related party freight services were purchased in 2002.


NOTE I  -  INCOME TAXES

Income tax expense consists of the following for the years ended March 31:

                                2002            2001             2000
                        ------------    ------------     ------------
	Current
          Federal       $  8,159,000    $ 10,285,000     $  6,923,000
          State              973,000       1,656,000        1,056,000
        Deferred           4,339,000       1,352,000       (5,301,000)
                        ------------    ------------     ------------
                        $ 13,471,000    $ 13,293,000     $  2,678,000
                        ------------    ------------     ------------
                        ------------    ------------     ------------

The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended March 31:
                                2002            2001             2000
                                ----            ----             ----
Statutory income tax rate       35.0%           35.0%            35.0%
State taxes                      1.1             2.1              4.0
Tax exempt interest             (0.8)           (1.4)            (5.1)
Foreign sales corporation       (1.6)           (1.7)            (6.7)
Other                           (1.7)           (1.0)            (1.2)
                                ----            ----             ----
                                32.0%           33.0%            26.0%
                                ----            ----             ----
                                ----            ----             ----

The effective rate decrease for the year ended March 31, 2000 is due to the effect of decreased earnings subject to tax and implementation of income tax reduction strategies.

The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes are as follows at March 31:

                                               2002            2001
                                        -----------     -----------
Short-term deferred income taxes
  Accrued expenses                      $11,697,000     $11,969,000
  PWC exit costs                          2,778,000       2,944,000
  Inventory capitalization and writedowns 1,768,000       2,459,000
  Other                                     401,000         673,000
                                        -----------     -----------
    Net short-term deferred tax asset   $16,644,000     $18,045,000
                                        -----------     -----------
                                        -----------     -----------
Long-term deferred income taxes
  Property and equipment                $ 5,443,000     $ 2,134,000
  Other                                   3,912,000       4,188,000
                                        -----------     -----------
    Net long-term deferred tax
      liability                         $ 9,355,000     $ 6,322,000
                                        -----------     -----------
                                        -----------     -----------


NOTE J  -  COMMITMENTS AND CONTINGENCIES

Dealer Financing
Finance companies provide certain of the Company's dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At March 31, 2002, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $11,157,000. The Company has also guaranteed approximately 50% of the amounts financed by its dealers and distributors with one of the finance companies. At March 31, 2002, the Company's maximum exposure under this guarantee was $73,176,000. Losses incurred under these agreements during the periods presented have not been significant.

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

NOTE K  -  SHAREHOLDERS' EQUITY

Stock Option Plans
The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees.
The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant. At March 31, 2002, the Company had 71,942 shares of common stock available for grant under the plans.

Transactions under the plans during each of the three years in the period ended March 31, 2002 are summarized as follows:
                                        Number of       Weighted
                                        shares under    average
                                        option          exercise price
                                        -----------     --------------
Outstanding at April 1, 1999            1,764,040       $10.80
        Granted                           320,000         9.38
        Canceled                          (87,848)       14.35
----------------------------------------------------------------------
        Outstanding at March 31, 2000   1,996,192        10.42
        Granted                           282,000        12.06
        Exercised                        (290,859)       10.27
        Canceled                          (78,721)       11.75
----------------------------------------------------------------------
        Outstanding at March 31, 2001   1,908,612        10.60
        Granted                           282,500        15.21
        Exercised                        (801,869)        9.89
----------------------------------------------------------------------
	Outstanding at March 31, 2002	1,389,243	$11.87
----------------------------------------------------------------------
----------------------------------------------------------------------
Options exercisable at March 31 are as follows:

                                        Number of       Weighted
                                        shares under    average
                                        option          exercise price
                                        -----------     --------------
        2000                            1,425,526       $10.78
        2001                            1,403,112       $10.59
        2002                              937,906       $11.26

The following tables summarize information concerning currently outstanding and exercisable stock options at March 31, 2002:

Options Outstanding                      Weighted        Weighted
                                          Average         Average
       Range of         Number          Remaining        Exercise
Exercise Prices    Outstanding   Contractual Life           Price
---------------    -----------   ----------------        --------
$ 6.11 - $ 9.13         25,721          1.1 years          $ 7.04
  9.38 -  13.33        983,157          5.8 years           10.51
 14.20 -  19.75        380,365          7.0 years           15.71
                     ---------                             ------
                     1,389,243                             $11.87
                     ---------                             ------
                     ---------                             ------

Options Exercisable                                       Weighted
                                                           Average
       Range of         Number                            Exercise
Exercise Prices    Exercisable                               Price
---------------    -----------                            --------
$ 6.11 - $ 9.13         25,721                             $ 7.04
  9.38 -  13.33        758,320                              10.34
 14.20 -  19.75        153,865                              16.46
                       -------                             ------
                       937,906                             $11.26
                       -------                             ------
                       -------                             ------

The Company's pro forma net earnings and basic and diluted net earnings per share would have been as follows had the fair value method been used for valuing stock options granted to employees:


                                       2002            2001           2000
                                -----------     -----------     ----------
Pro forma net earnings          $27,559,000     $26,108,000     $6,667,000
Pro forma net earnings per share
      Basic                           $1.17           $1.08          $0.26
      Diluted                         $1.15           $1.07          $0.26

The fair value of each stock option award was estimated on the date grant using the binomial options pricing model. The following assumptions were used to estimate the fair value of options:


                                        2002            2001            2000
Assumptions:                            ----            ----            ----
        Dividend yield                  1.5%            2.0%            2.0%
        Average term                    7.8 years       6.7 years       8 years
        Volatility                      37%             35%             35%
        Risk-free rate of return        5.0%            6.2%            6.2%

The weighted average fair value of options granted are as follows:


                                         2002            2001            2000
                                         ----            ----            ----
Fair value of options granted           $6.46           $4.58           $3.75

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

Shareholders' Rights Plan
In connection with the adoption of a Shareholders' Rights Plan, the Company created a Series B Junior Participating preferred stock. Under terms of the Company's Shareholder Rights Plan, upon the occurrence of certain events, registered holders of common stock and Class B common stock are entitled to purchase one-hundredth of a share of Series B Junior Participating preferred stock at a stated price, or to purchase either the Company's common shares or common shares of an acquiring entity at half their market value. The Rights related to this plan expire September 17, 2011.

Share Repurchase Authorization
The Company invested $9,705,000, $15,733,000 and $14,411,000 during 2002, 2001 and 2000 to repurchase and cancel 674,500, 1,313,500 and 1,500,800 shares, pursuant to Board of Directors' authorizations. At March 31, 2002, authorization to repurchase $19,121,000 or approximately 949,000 shares remain outstanding. Cumulative shares repurchased through March 31, 2002 under all current and past authorizations totaled 7,035,314 shares for a total of $73,265,000.


NOTE L  -  EXPORT SALES

Sales to foreign customers, located primarily in Canada, amounted to $100,694,000, $93,307,000 and $97,968,000 in 2002, 2001 and 2000.



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Arctic Cat Inc.

We have audited the accompanying consolidated balance sheets of Arctic Cat Inc. and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arctic Cat Inc. and subsidiaries as of March 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
_______________________
Minneapolis, Minnesota
May 10, 2002







EXHIBIT NUMBER
21	Subsidiaries of Registrant
23  	Consent of Independent Certified Public Accountants