Form 10-Q
period 2002-06-30
ARCTIC CAT INC
filed 2002-08-14
CIK 719866

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2002 or

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

                                   Yes   X     No

At August 12, 2002, 14,928,061 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.



                         PART I - FINANCIAL INFORMATION
                                 Arctic Cat Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                  June 30,           March 31,
ASSETS                                              2002               2002
CURRENT ASSETS                                  ___________        ___________
    Cash and equivalents                       $  3,042,000       $ 43,466,000
    Short-term investments                       23,379,000         58,574,000
    Accounts receivable, less allowances         38,397,000         23,819,000
    Inventories                                 108,423,000         61,552,000
    Prepaid expenses                              3,020,000          3,395,000
    Income taxes receivable                       1,745,000          3,937,000
    Deferred income taxes                        16,581,000         16,644,000
                                                ___________        ___________
         Total current assets                   194,587,000        211,387,000

PROPERTY & EQUIPMENT - at cost
    Machinery, equipment and tooling            101,296,000        101,296,000
    Land, buildings and improvements             19,257,000         19,257,000
                                                 __________         __________
                                                120,553,000        120,553,000
    Less accumulated depreciation                62,789,000         63,345,000
                                                 __________         __________
                                                 57,764,000         57,208,000
                                                 __________         __________
                                               $252,351,000       $268,595,000
                                                ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                           $ 32,192,000       $ 27,788,000
    Accrued expenses                             43,049,000         49,814,000
                                                 __________         __________
         Total current liabilities               75,241,000         77,602,000

DEFERRED INCOME TAXES                             9,409,000          9,355,000
COMMITMENTS AND CONTINGENCIES                             -                  -
SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,050,000 shares authorized; none issued            -                  -
    Preferred stock - Series B Junior
      Participating, par value $1.00;
      450,000 shares authorized; none issued              -                  -
    Common stock, par value $.01; 37,440,000
      shares authorized; shares issued and
      outstanding, 14,971,049 at June 30,
      2002; 15,694,316 at March 31, 2002            149,000            157,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                                76,000             76,000
    Accumulated other comprehensive income (loss)    78,000           (122,000)
    Retained earnings                           167,398,000        181,527,000
                                                ___________        ___________
                                                167,701,000        181,638,000
                                                ___________        ___________
                                               $252,351,000       $268,595,000
                                                ===========        ===========
  The accompanying notes are an integral part of these condensed statements.



                              Arctic Cat Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)



                                                Three Months
                                                Ended June 30,
                                          __________________________
                                              2002            2001
                                             ______          ______

Net sales                               $ 78,283,000   $ 77,821,000

Cost of goods sold                        59,440,000     58,945,000
                                         ___________    ___________
Gross profit                              18,843,000     18,876,000

Selling, general and
 administrative expenses                  16,325,000     16,732,000
                                         ___________    ___________
Operating profit                           2,518,000      2,144,000

Other income
 Interest income                             378,000        726,000
                                         ___________    ___________
Earnings before
 income taxes                              2,896,000      2,870,000

Income tax expense                           927,000        913,000
                                         ___________    ___________
Net earnings                             $ 1,969,000    $ 1,957,000
                                         ===========    ===========
Net earnings
 per share
 Basic                                         $0.09          $0.08
 Diluted                                       $0.08          $0.08
                                         ===========    ===========

Weighted average
 shares outstanding
 Basic                                    23,003,000     23,823,000
 Diluted                                  23,324,000     24,188,000
                                         ===========    ===========

The accompanying notes are an integral part of these condensed statements.



                               Arctic Cat Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                  Three Months Ended June 30,
                                                 _____________________________

                                                     2002              2001
Cash flows from operating activities               ________          ________
  Net earnings                                   $ 1,969,000       $ 1,957,000
  Adjustments to reconcile net earnings
  to net cash used in
   operating activities
    Depreciation                                   3,815,000         2,973,000
    Tax benefit from stock option exercises          675,000                 -
    Changes in operating assets
     and liabilities:
    Trading securities                            34,766,000        42,561,000
    Accounts receivable                          (15,950,000)      (21,279,000)
    Inventories                                  (45,328,000)      (48,201,000)
    Prepaid expenses                                 375,000          (933,000)
    Accounts payable                               4,404,000         6,888,000
    Accrued expenses                              (6,765,000)       (6,535,000)
    Income taxes                                   2,192,000                 -
      Net cash used in                            __________        __________
       operating activities                      (19,847,000)      (22,569,000)

Cash flows from investing activities
  Purchase of property and equipment              (4,371,000)         (674,000)
  Sale and maturity of available-for-sale
   securities                                        575,000             9,000
      Net cash used in                            __________        __________
       investing activities                       (3,796,000)         (665,000)

Cash flows from financing activities
  Proceeds from issuance of common stock           2,340,000         3,121,000
  Dividends paid                                  (1,383,000)       (1,429,000)
  Repurchase of common stock                     (17,738,000)       (2,754,000)
      Net cash used in                            __________        __________
           financing activities                  (16,781,000)       (1,062,000)
                                                  __________        __________
Net decrease in cash and equivalents             (40,424,000)      (24,296,000)

Cash and equivalents at the beginning
  of period                                       43,466,000        42,881,000
                                                  __________        __________
Cash and equivalents at the end of
  period                                         $ 3,042,000       $18,585,000
                                                  ==========        ==========
Supplemental disclosure of cash payments
  for income taxes                                $2,026,000       $   329,000
                                                  ==========        ==========
The accompanying notes are an integral part of these condensed statements.


                               Arctic Cat Inc.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A--BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Arctic Cat Inc. (the "Company") have been prepared in accordance with Regulation S - X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2002, the results of operations for the three month period ended June 30, 2002 and 2001 and cash flows for the three month period ended June 30, 2002 and 2001. Results of operations for the interim periods are not necessarily indicative of results for the full year.

        Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

NOTE B--NET EARNINGS PER SHARE

        The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 24,721 and 170,502 shares of common stock with weighted average exercise prices of $19.74 and $16.69 were outstanding during the three months ended June 30, 2002 and 2001, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

NOTE C--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                      June 30,        March 31,
                                                        2002            2002
                                                    ___________      __________

        Trading securities                          $13,330,000     $48,096,000
        Available-for-sale debt securities           10,049,000      10,478,000
                                                    ___________      __________
                                                    $23,379,000     $58,574,000
                                                    ===========      ==========
NOTE D--INVENTORIES

        Inventories consist of the following:

                                                     June 30,         March 31,
                                                       2002             2002
                                                    ___________      __________

        Raw materials and sub-assemblies            $19,726,000     $14,630,000
        Finished goods                               50,981,000      17,111,000
        Parts, garments and accessories              37,716,000      29,811,000
                                                    ___________      __________
                                                   $108,423,000     $61,552,000
                                                    ===========      ==========

NOTE E--ACCRUED EXPENSES

        Accrued expenses as of June 30, 2002 consisted of marketing, $14,222,000, warranties, $12,941,000, PWC exit costs, $7,503,000 and other
$8,383,000. Accrued expenses as of March 31, 2002 consisted of marketing, $16,305,000, warranties, $12,937,000, PWC exit costs, $7,509,000 and other
$13,063,000.

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

        The Company had no significant sales related to the watercraft product line for the three month periods ended June 30, 2002 and 2001.

        At June 30, 2002 $4,649,000 is accrued for consumer incentives and $2,854,000 for other exit costs in connection with this discontinued product line. There were no adjustments to the initial recorded accrual in conjunction with the PWC exit plan for the three month period ending June 30, 2002.

NOTE G--SHAREHOLDERS' EQUITY

        Dividend Declaration

        On July 23, 2002, the Company announced that its Board of Directors had declared a regular quarterly cash dividend of $0.06 per share, payable on September 3, 2002 to shareholders of record on August 16, 2002.

        Share Repurchase

        During the three months ended June 30, 2002 and 2001, the Company invested $17,738,000 and $2,754,000 to repurchase and cancel 936,000 and 185,000 shares pursuant to Board of Directors' authorizations. On August 9, 2002, the Company's Board of Directors' authorized an additional repurchase of $20 million of the Company's common shares.

        Accumulated Other Comprehensive Income

        The components and changes in accumulated other comprehensive income
(loss), net of taxes, during the following periods were as follows:

                                                  Three months ended
                                           June 30, 2002     June 30, 2001
                                           -------------     -------------
Total Accumulated Other Comprehensive
 Income (Loss)
  Balance at beginning of period           $    (122,000)    $     320,000
    Unrealized gain on securities available-
     for-sale, net of tax                         92,000                 -
    Effect of adoption of SFAS No. 133                 -          (741,000)
    Unrealized gain on derivative instruments,
     net of tax                                  108,000          (129,000)
                                           -------------     --------------
  Balance at end of period                 $      78,000     $    (550,000)
                                           -------------     --------------
                                           -------------     --------------
Other Comprehensive Income

Other comprehensive income was as follows:
                                                  Three months ended
                                           June 30, 2002     June 30, 2001
                                           -------------     -------------
Net earnings                               $   1,969,000     $   1,957,000
Unrealized gain on securities available-
 for-sale, net of tax                             92,000                 -
Effect of adoption of SFAS No. 133                     -          (741,000)
Unrealized gain on derivative instruments,
 net of tax                                      108,000          (129,000)
                                           -------------     -------------
  Total Other Comprehensive Income         $   2,169,000     $   1,087,000
                                           -------------     -------------
                                           -------------     -------------

NOTE H--COMMITMENTS AND CONTINGENCIES

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

Results of Operations

        THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

        Net sales for the first quarter of fiscal 2003 increased 0.6% to $78,283,000 from $77,821,000 for the first quarter of fiscal 2002 due to a 5.7% or $2,617,000 increase in snowmobile sales and a 37.4% or $2,870,000 increase in parts, garments and accessory sales. These increases were offset to a certain extent by a 20.7% or $4,975,000 decrease in ATV sales. Snowmobile unit volume increased 14.9% and ATV unit volume decreased 11.2% for the first quarter of fiscal 2003 compared to the same quarter last year. Quarter to quarter sales mix and units shipped is determined primarily by production cycles for snowmobiles and by production cycles and orders received for ATV sales. For fiscal 2003 the Company expects snowmobile sales to decline by approximately 7 to 10 percent but expects this decline to be offset by increased sales of ATVs and parts, garments and accessories resulting in level or a modest increase in sales for fiscal year 2003.

        Gross profits for the first quarter of fiscal 2003 decreased 0.2% to $18,843,000 from $18,876,000 for the same quarter in fiscal 2002. The quarterly gross profit percentage was 24.1% compared to 24.3% for the first quarter in fiscal 2002.

        Operating expenses for the first quarter of fiscal 2003 decreased 2.4% to $16,325,000 from $16,732,000 for the first quarter of last year. As a percent of sales, operating expenses were 20.9% for the first quarter of fiscal 2003 versus 21.5% for the same quarter last year.

        Other income for the first quarter of fiscal 2003 decreased 47.9% to $378,000 from $726,000 for the first quarter of last year resulting from lower interest income earned on investments due to lower interest rates.

        Net earnings for the first quarter of fiscal 2003 increased 0.6% to $1,969,000 from $1,957,000 for the same quarter last year. Diluted earnings per share were $0.08 for the first quarter of fiscal 2003 and 2002.

Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company's cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company's snowmobile and spring ATV production cycles begin. During the quarter ended June 30, 2002, the Company repurchased $17,738,000 of common shares compared to $2,754,000 in the same quarter of the prior year. In
August 2002, the Board of Directors authorized the repurchase of an additional $20 million of common shares. Cash and short-term investments were $26,421,000 and $32,962,000 at June 30, 2002 and 2001. The Company's investment objectives are first, safety of principal and second, rate of return.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        The Company is subject to certain market risk relating to changes in interest rates and foreign currency exchange rates. Information regarding foreign currency exchange rates is discussed within "Management's Discussion and Analysis -- Inflation and Exchange Rate" in the 2002 Annual Report and 10-K and Note G of this Form 10-Q. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and is not deemed to be significant.



                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
________________________________________

Exhibit
Number          Description
-------         -----------
3(a)    Amended and Restated Articles of Incorporation                  (3)
        of Company

3(b)    Restated By-Laws of the Company                                 (1)

4(a)    Form of specimen Common Stock Certificate                       (1)

4(b)    Rights Agreement by and between the Company and                 (4)
        Wells Fargo Bank Minnesota, N.A., dated September 17, 2001

10(a)   1989 Stock Option Plan, as amended                              (3)

10(b)   1995 Stock Option Plan, as amended                              (3)

10(c)   Purchase/Supply Agreement dated as of                           (1)
        March 1, 1985 between Suzuki Motor Co.,
        Ltd. and the Company, and related Agreement on Implementation of Warranty Provision.

10(d)   Form of Employment Agreement between the                        (1)
        Company and each of its executive officers

10(e)   Floorplan Repurchase Agreement dated                            (1)
        July 13, 1984, between the Company and
        ITT Commercial Finance Corp.

10(f)   Floorplan Repurchase Agreement dated as                         (1)
        of June 15, 1988, between the Company and ITT Commercial Finance, a division Of ITT
        Industries of Canada, Ltd.

10(g)   Discretionary Revolving Credit Facility, dated                  (3)
        as of June 6, 1997, between the Company and Wells Fargo Bank Minnesota, National Association.

99.1    CEO Certification pursuant to 18 U.S.C. Section 1350,
        as adopted pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002                                                     (2)

99.2    CFO Certification pursuant to 18 U.S.C. Section 1350,
        as adopted pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002                                                     (2)

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended June 30, 2002.

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



                                                ARCTIC CAT INC.


Date: August 14, 2002                      By s/Christopher A. Twomey
      __________________                   _________________________
                                            Christopher A. Twomey
                                            Chief Executive Officer


Date: August 14, 2002                      By s/Timothy C. Delmore
      __________________                   _________________________
                                            Timothy C. Delmore
                                            Chief Financial Officer