Form 10-Q
period 2002-09-30
ARCTIC CAT INC
filed 2002-11-15
CIK 719866

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2002 or

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

                                   Yes   X     No

At November 11, 2002, 14,553,061 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.



                         PART I - FINANCIAL INFORMATION
                                 Arctic Cat Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                               September 30,         March 31,
ASSETS                                              2002               2002
CURRENT ASSETS                                  ___________        ___________
    Cash and equivalents                       $  3,111,000       $ 43,466,000
    Short-term investments                       53,227,000         58,574,000
    Accounts receivable, less allowances         70,468,000         23,819,000
    Inventories                                  94,521,000         61,552,000
    Prepaid expenses                              1,150,000          3,395,000
    Income taxes receivable                               -          3,937,000
    Deferred income taxes                        18,125,000         16,644,000
                                                ___________        ___________
         Total current assets                   240,602,000        211,387,000

PROPERTY & EQUIPMENT - at cost
    Machinery, equipment and tooling            104,742,000        101,296,000
    Land, buildings and improvements             19,339,000         19,257,000
                                                 __________         __________
                                                124,081,000        120,553,000
    Less accumulated depreciation                66,747,000         63,345,000
                                                 __________         __________
                                                 57,334,000         57,208,000
                                                 __________         __________
                                               $297,936,000       $268,595,000
                                                ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                           $ 43,832,000       $ 27,788,000
    Accrued expenses                             52,846,000         49,814,000
    Income taxes payable                          9,693,000                  -
                                                 __________         __________
         Total current liabilities              106,371,000         77,602,000

DEFERRED INCOME TAXES                             8,809,000          9,355,000
COMMITMENTS AND CONTINGENCIES                             -                  -
SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,050,000 shares authorized; none issued            -                  -
    Preferred stock - Series B Junior
      Participating, par value $1.00;
      450,000 shares authorized; none issued              -                  -
    Common stock, par value $.01; 37,440,000
      shares authorized; shares issued and
      outstanding, 14,661,049 at September 30,
      2002; 15,694,316 at March 31, 2002            146,000            157,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                                76,000             76,000
    Accumulated other comprehensive income (loss)   581,000           (122,000)
    Retained earnings                           181,953,000        181,527,000
                                                ___________        ___________
                                                182,756,000        181,638,000
                                                ___________        ___________
                                               $297,936,000       $268,595,000
                                                ===========        ===========
  The accompanying notes are an integral part of these condensed statements.



                              Arctic Cat Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)



                                Three Months                Six Months
                            Ended September 30,          Ended September 30,
                         __________________________    ____________________
                             2002            2001        2002         2001
                            ______          ______      ______       ______

Net sales                $211,242,000  $211,081,000  $289,525,000  $288,902,000

Cost of goods sold        158,272,000   159,156,000   217,712,000   218,101,000
                          ___________   ___________   ___________   ___________
Gross profit               52,970,000    51,925,000    71,813,000    70,801,000

Selling, general and
 administrative expenses   23,032,000    22,493,000    39,357,000    39,225,000
                          ___________   ___________   ___________   ___________
Operating profit           29,938,000    29,432,000    32,456,000    31,576,000

Other income
 Interest income              238,000       476,000       616,000     1,202,000
                          ___________   ___________   ___________   ___________
Earnings before
 income taxes              30,176,000    29,908,000    33,072,000    32,778,000

Income tax expense          9,656,000     9,576,000    10,583,000    10,489,000
                          ___________   ___________   ___________   ___________
Net earnings             $ 20,520,000  $ 20,332,000  $ 22,489,000  $ 22,289,000
                          ===========   ===========   ===========   ===========
Net earnings
 per share
 Basic                          $0.92         $0.85         $0.99         $0.93
 Diluted                        $0.91         $0.84         $0.98         $0.92
                          ===========   ===========   ===========   ===========

Weighted average
 shares outstanding
 Basic                     22,414,000    23,869,000    22,708,000    23,846,000
 Diluted                   22,600,000    24,165,000    22,962,000    24,176,000
                          ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these condensed statements.



                               Arctic Cat Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                 Six Months Ended September 30,
                                                 _____________________________

                                                     2002              2001
Cash flows from operating activities               ________          ________
  Net earnings                                   $22,489,000       $22,289,000
  Adjustments to reconcile net earnings
  to net cash used in
   operating activities
    Depreciation                                   7,787,000         6,172,000
    Deferred income taxes                         (2,438,000)       (1,372,000)
    Tax benefit from stock option exercises          675,000                 -
    Changes in operating assets
     and liabilities:
    Trading securities                             4,308,000         5,507,000
    Accounts receivable                          (46,332,000)      (42,884,000)
    Inventories                                  (32,368,000)      (28,738,000)
    Prepaid expenses                               2,245,000          (159,000)
    Accounts payable                              16,044,000        20,124,000
    Accrued expenses                               3,032,000         2,429,000
    Income taxes                                  13,630,000         9,865,000
      Net cash used in                            __________        __________
       operating activities                      (10,928,000)       (6,767,000)

Cash flows from investing activities
  Purchase of property and equipment              (7,913,000)       (5,214,000)
  Sale and maturity of available-for-sale
   securities                                      1,235,000           984,000
      Net cash used in                            __________        __________
       investing activities                       (6,678,000)       (4,230,000)

Cash flows from financing activities
  Proceeds from issuance of common stock           2,340,000         3,594,000
  Dividends paid                                  (2,732,000)       (2,864,000)
  Repurchase of common stock                     (22,357,000)      (10,070,000)
      Net cash used in                            __________        __________
           financing activities                  (22,749,000)       (9,340,000)
                                                  __________        __________
Net decrease in cash and equivalents             (40,355,000)      (20,337,000)

Cash and equivalents at the beginning
  of period                                       43,466,000        42,881,000
                                                  __________        __________
Cash and equivalents at the end of
  period                                         $ 3,111,000       $22,544,000
                                                  ==========        ==========
Supplemental disclosure of cash payments
  for income taxes                                $2,665,000       $   908,000
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

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three and six month periods ended September 30, 2002 and 2001 and cash flows for the six month periods ended September 30, 2002 and 2001. Results of operations for the interim periods are not necessarily indicative of results for the full year.

        Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

NOTE B--NET EARNINGS PER SHARE

        The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 621,486 and 170,502 shares of common stock with weighted average exercise prices of $15.48 and $16.69 were outstanding during the three months ended September 30, 2002 and 2001 and options to purchase 323,104 and 170,502 shares of common stock with weighted average exercise prices of $15.64 and $16.69 were outstanding during the six months ended September 30, 2002 and 2001, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

NOTE C--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                    September 30,     March 31,
                                                        2002            2002
                                                    ___________      __________

        Trading securities                          $43,788,000     $48,096,000
        Available-for-sale debt securities            9,439,000      10,478,000
                                                    ___________      __________
                                                    $53,227,000     $58,574,000
                                                    ===========      ==========
NOTE D--INVENTORIES

        Inventories consist of the following:

                                                   September 30,      March 31,
                                                       2002             2002
                                                    ___________      __________

        Raw materials and sub-assemblies            $23,543,000     $14,630,000
        Finished goods                               32,600,000      17,111,000
        Parts, garments and accessories              38,378,000      29,811,000
                                                    ___________      __________
                                                   $ 94,521,000     $61,552,000
                                                    ===========      ==========

NOTE E--ACCRUED EXPENSES

        Accrued expenses as of September 30, 2002 consisted of marketing, $16,207,000, warranties, $16,076,000, PWC exit costs, $7,360,000 and other
$13,203,000. Accrued expenses as of September 30, 2001 consisted of marketing, $14,209,000, warranties, $16,718,000, PWC exit costs, $7,901,000 and other
$13,186,000. Accrued expenses as of March 31, 2002 consisted of marketing, $16,305,000, warranties, $12,937,000, PWC exit costs, $7,509,000 and other
$13,063,000.

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

        The Company had no significant sales related to the watercraft product line for the three and six month periods ended September 30, 2002 and 2001.

        At September 30, 2002 $4,506,000 is accrued for consumer incentives and $2,854,000 for other exit costs in connection with this discontinued product line. There were no adjustments to the initial recorded accrual in conjunction with the PWC exit plan for the three month period ending September 30, 2002.

NOTE G--SHAREHOLDERS' EQUITY

        Dividend Declaration

        On October 29, 2002, the Company announced that its Board of Directors had declared a regular quarterly cash dividend of $0.06 per share, payable on December 2, 2002 to shareholders of record on November 15, 2002.

        Share Repurchase

        During the six months ended September 30, 2002 and 2001, the Company invested $22,357,000 and $10,070,000 to repurchase and cancel 1,246,000 and 681,000 shares pursuant to Board of Directors' authorizations. On August 8, 2002, the Company's Board of Directors' authorized an additional repurchase of $20 million of the Company's common shares.

        Accumulated Other Comprehensive Income

        The components and changes in accumulated other comprehensive income
(loss), net of taxes, during the following periods were as follows:

                                                  Six months ended
                                        September 30, 2002  September 30, 2001
                                        __________________  __________________
Total Accumulated Other Comprehensive
 Income (Loss)
  Balance at beginning of period           $    (122,000)    $     320,000
    Unrealized gain on securities available-
     for-sale, net of tax                        124,000            58,000
    Effect of adoption of SFAS No. 133                 -          (741,000)
    Unrealized gain on derivative instruments,
     net of tax                                  579,000           923,000
                                           -------------     --------------
  Balance at end of period                 $     581,000     $     560,000
                                           =============     ==============

Other Comprehensive Income

Other comprehensive income was as follows:
                                                  Six months ended
                                        September 30, 2002  September 30, 2001
                                        __________________  __________________
Net earnings                               $  22,489,000     $  22,289,000
Unrealized gain on securities available-
 for-sale, net of tax                            124,000            58,000
Effect of adoption of SFAS No. 133                     -          (741,000)
Unrealized gain on derivative instruments,
 net of tax                                      579,000           923,000
                                           -------------     -------------
  Total Other Comprehensive Income         $  23,192,000     $  22,529,000
                                           =============     =============


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



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Arctic Cat Inc. (the "Company") designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, as well as related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota. The Company markets its products through a network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia, and other international markets. The Arctic Cat brand name has existed for more than 40 years and is among the most widely recognized and respected names in the snowmobile industry. The Company trades on the Nasdaq National Market under the symbol ACAT.

Results of Operations

        THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001.

        Net sales for the second quarter of fiscal 2003 increased 0.1% to $211,242,000 from $211,081,000 for the second quarter of fiscal 2002 due to a 11.2% or $7,975,000 increase in ATV sales. These increases were offset by a 3.3% or $3,437,000 decrease in snowmobile sales and a 12.8% or $4,377,000 decrease in parts, garments and accessory sales. Snowmobile unit volume decreased 14.9% and ATV unit volume increased 22.1% for the second quarter of fiscal 2003 compared to the same quarter last year. Quarter to quarter sales mix and units shipped is determined primarily by production cycles for snowmobiles and by production cycles and orders received for ATV sales. Year-to-date net sales increased 0.2% to $289,525,000 from $288,902,000 for the first six months of fiscal 2002 due to a 3.1% increase in ATV sales, a 0.5% decrease in snowmobile sales and a 3.7% decrease in parts, garments and accessory sales. Year-to-date snowmobile unit volume decreased 6.0% while ATV unit volume increased 13.7%. For fiscal 2003 the Company expects snowmobile sales to decline by approximately 7 to 10 percent but expects this decline to be offset by increased sales of ATVs and parts, garments and accessories resulting in level or a modest increase in sales for fiscal year 2003.

        Gross profits for the second quarter of fiscal 2003 increased 2.0% to $52,970,000 from $51,925,000 for the same quarter in fiscal 2002. The quarterly gross profit percentage was 25.1% compared to 24.6% for the second quarter in fiscal 2002. Year-to-date gross profits increased 1.4% to $71,813,000 from $70,801,000 for the same period last year. The year-to-date gross profit percentage improved to 24.8% from 24.5% for the same period last year. Both the quarterly and year-to-date improvement in the gross profit percentages were primarily due to to the improved yen, dollar relationship.

        Operating expenses for the second quarter of fiscal 2003 increased 2.4% to $23,032,000 from $22,493,000 for the second quarter of last year due to increased ATV marketing expenses related to higher ATV sales. As a percent of sales, operating expenses were 10.9% for the second quarter of fiscal 2003 versus 10.7% for the same quarter last year. Year-to-date operating expenses for the period ended September 30, 2002 were $39,537,000 compared to $39,225,000 for the same period last year. As a percent of sales, operating expenses were 13.6% for the first six months of fiscal 2003 compared to 13.6% for the first six months of fiscal 2002.

        Other income for the second quarter of fiscal 2003 decreased 50.0% to $238,000 from $476,000 for the second quarter of last year. Year-to-date other income decreased 48.8% to $616,0000 from $1,202,000. Both the quarterly and year-to-date decreases resulted from lower interest income earned on investments due to lower interest rates and lower average cash balances.

        Net earnings for the second quarter of fiscal 2003 increased 0.9% to $20,520,000 from $20,332,000 for the same quarter last year. Diluted earnings per share were $0.91 and $0.84 for the second quarter of fiscal 2003 and 2002. Year-to-date net earnings increased 0.9% to $22,489,000 from $22,289,000. Year-to-date diluted net earnings per share for the first six months of fiscal 2003 increased 6.5% to $0.98 from $0.92 per share for the same period last year.

Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company's cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company's snowmobile and spring ATV production cycles begin. During the six months ended September 30, 2002, the Company repurchased $22,357,000 of common shares compared to $10,070,000 in the same period of the prior year. In August 2002, the Board of Directors authorized the repurchase of an additional $20 million of common shares. Cash and short-term investments were $56,338,000 and $73,092,000 at September 30, 2002 and 2001. The Company's
investment objectives are first, safety of principal and second, rate of return.

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

New Pronouncements

        In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and processing for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date a company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 will not have a material effect on our consolidated financial position or results of operations.

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

Item 4. Controls and Procedures

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act") within 90 days prior to the filing date of this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports its files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended September 30, 2002.

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



                                                ARCTIC CAT INC.


Date: November 14, 2002                    /s/Christopher A. Twomey
      __________________                   _________________________
                                            Christopher A. Twomey
                                            Chief Executive Officer


Date: November 14, 2002                    /s/Timothy C. Delmore
      __________________                   _________________________
                                            Timothy C. Delmore
                                            Chief Financial Officer


                               CERTIFICATIONS

I, Christopher A. Twomey, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of Arctic Cat Inc,;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                /s/Christopher A. Twomey
                                _________________________
                                Christopher A. Twomey
                                President and Chief Executive Officer



I, Timothy C. Delmore, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of Arctic Cat Inc,;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                /s/Timothy C. Delmore
                                ______________________
                                Timothy C. Delmore
                                Chief Financial Officer