Form 10-Q
period 2002-12-31
ARCTIC CAT INC
filed 2003-02-14
CIK 719866

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended December 31, 2002 or

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

                                   Yes   X     No

At February 12, 2003, 14,513,173 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.





                         PART I - FINANCIAL INFORMATION
                                 Arctic Cat Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                December 31,         March 31,
ASSETS                                              2002               2002
CURRENT ASSETS                                  ___________        ___________
    Cash and equivalents                       $ 30,152,000       $ 43,466,000
    Short-term investments                       56,277,000         58,574,000
    Accounts receivable, less allowances         42,074,000         23,819,000
    Inventories                                  85,702,000         61,552,000
    Prepaid expenses                              1,780,000          3,395,000
    Income taxes receivable                               -          3,937,000
    Deferred income taxes                        17,207,000         16,644,000
                                                ___________        ___________
         Total current assets                   233,192,000        211,387,000

PROPERTY & EQUIPMENT - at cost
    Machinery, equipment and tooling            110,675,000        101,296,000
    Land, buildings and improvements             19,435,000         19,257,000
                                                 __________         __________
                                                130,110,000        120,553,000
    Less accumulated depreciation                71,727,000         63,345,000
                                                 __________         __________
                                                 58,383,000         57,208,000
                                                 __________         __________
                                               $291,575,000       $268,595,000
                                                ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                           $ 32,219,000       $ 27,788,000
    Accrued expenses                             51,358,000         49,814,000
    Income taxes payable                          5,819,000                  -
                                                 __________         __________
         Total current liabilities               89,396,000         77,602,000

DEFERRED INCOME TAXES                             9,946,000          9,355,000
COMMITMENTS AND CONTINGENCIES                             -                  -
SHAREHOLDERS' EQUITY
    Preferred stock, par value  $1.00;
      2,050,000 shares authorized; none issued            -                  -
    Preferred stock - Series B Junior
      Participating, par value $1.00;
      450,000 shares authorized; none issued              -                  -
    Common stock, par value $.01; 37,440,000
      shares authorized; shares issued and
      outstanding, 14,531,349 at December 31,
      2002; 15,694,316 at March 31, 2002            145,000            157,000
    Class B common stock, par value $.01;
      7,560,000 shares authorized, issued,
      and outstanding                                76,000             76,000
    Accumulated other comprehensive income (loss)   938,000           (122,000)
    Retained earnings                           191,074,000        181,527,000
                                                ___________        ___________
                                                192,233,000        181,638,000
                                                ___________        ___________
                                               $291,575,000       $268,595,000
                                                ===========        ===========
  The accompanying notes are an integral part of these condensed statements.




                              Arctic Cat Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)



                                Three Months               Nine Months
                             Ended December 31,         Ended December 31,
                         __________________________    ____________________
                             2002            2001        2002         2001
                            ______          ______      ______       ______

Net sales                $176,175,000  $167,917,000  $465,700,000  $456,819,000

Cost of goods sold        136,522,000   132,275,000   354,234,000   350,376,000
                          ___________   ___________   ___________   ___________
Gross profit               39,653,000    35,642,000   111,466,000   106,443,000

Selling, general and
 administrative expenses   24,595,000    24,345,000    63,952,000    63,570,000
Watercraft Exit Costs      (2,404,000)            -    (2,404,000)            -
                          ___________   ___________   ___________   ___________
Operating profit           17,462,000    11,297,000    49,918,000    42,873,000

Other income
 Interest income              452,000       690,000     1,068,000     1,892,000
                          ___________   ___________   ___________   ___________
Earnings before
 income taxes              17,914,000    11,987,000    50,986,000    44,765,000

Income tax expense          6,002,000     3,836,000    16,585,000    14,325,000
                          ___________   ___________   ___________   ___________
Net earnings             $ 11,912,000  $  8,151,000  $ 34,401,000  $ 30,440,000
                          ===========   ===========   ===========   ===========
Net earnings
 per share
 Basic                          $0.54         $0.35         $1.53         $1.29
 Diluted                        $0.53         $0.34         $1.51         $1.27
                          ===========   ===========   ===========   ===========

Weighted average
 shares outstanding
 Basic                     22,099,000    23,335,000    22,505,000    23,676,000
 Diluted                   22,289,000    23,671,000    22,737,000    24,008,000
                          ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these condensed statements.





                               Arctic Cat Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                 Nine Months Ended December 31,
                                                 _____________________________

                                                     2002              2001
Cash flows from operating activities               ________          ________
  Net earnings                                   $34,401,000       $30,440,000
  Adjustments to reconcile net earnings
  to net cash provided by
   operating activities
    Depreciation                                  12,790,000        11,749,000
    Deferred income taxes                           (596,000)         (745,000)
    Tax benefit from stock option exercises        1,121,000           902,000
    Changes in operating assets
     and liabilities:
    Trading securities                             1,319,000        (2,913,000)
    Accounts receivable                          (18,220,000)      (24,671,000)
    Inventories                                  (22,659,000)      (17,858,000)
    Prepaid expenses                               1,615,000           162,000
    Accounts payable                               4,431,000        (1,068,000)
    Accrued expenses                               1,544,000         7,378,000
    Income taxes                                   9,756,000         5,776,000
      Net cash provided by                        __________        __________
       operating activities                       25,502,000         9,152,000

Cash flows from investing activities
  Purchase of property and equipment             (13,965,000)      (14,885,000)
  Sale and maturity of available-for-sale
   securities                                      1,136,000           985,000
      Net cash used in                            __________        __________
       investing activities                      (12,829,000)      (13,900,000)

Cash flows from financing activities
  Proceeds from issuance of common stock           2,570,000         4,866,000
  Dividends paid                                  (4,058,000)       (4,264,000)
  Repurchase of common stock                     (24,499,000)      (14,717,000)
      Net cash used in                            __________        __________
           financing activities                  (25,987,000)      (14,115,000)
                                                  __________        __________
Net decrease in cash and equivalents             (13,314,000)      (18,863,000)

Cash and equivalents at the beginning
  of period                                       43,466,000        42,881,000
                                                  __________        __________
Cash and equivalents at the end of
  period                                         $30,152,000       $24,018,000
                                                  ==========        ==========
Supplemental disclosure of cash payments
  for income taxes                               $ 9,930,000       $ 7,905,000
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

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2002, the results of operations for the three and nine month periods ended December 31, 2002 and 2001 and cash flows for the nine month periods ended December 31, 2002 and 2001. Results of operations for the interim periods are not necessarily indicative of results for the full year.

        Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

NOTE B--NET EARNINGS PER SHARE

        The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 400,486 and 154,123 shares of common stock with weighted average exercise prices of $15.76 and $16.72 were outstanding during the three months ended December 31, 2002 and 2001 and options to purchase 348,898 and 165,042 shares of common stock with weighted average exercise prices of $15.69 and $16.70 were outstanding during the nine months ended December 31, 2002 and 2001, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

NOTE C--SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                    December 31,      March 31,
                                                        2002            2002
                                                    ___________      __________

        Trading securities                          $46,777,000     $48,096,000
        Available-for-sale debt securities            9,500,000      10,478,000
                                                    ___________      __________
                                                    $56,277,000     $58,574,000
                                                    ===========      ==========
NOTE D--INVENTORIES

        Inventories consist of the following:

                                                    December 31,      March 31,
                                                       2002             2002
                                                    ___________      __________

        Raw materials and sub-assemblies            $20,137,000     $14,630,000
        Finished goods                               26,357,000      17,111,000
        Parts, garments and accessories              39,208,000      29,811,000
                                                    ___________      __________
                                                   $ 85,702,000     $61,552,000
                                                    ===========      ==========
NOTE E--ACCRUED EXPENSES

        Accrued expenses as of December 31, 2002 consisted of marketing, $16,256,000, warranties, $18,943,000, PWC exit costs, $898,000 and other
$15,261,000. Accrued expenses as of December 31, 2001 consisted of marketing, $15,531,000, warranties, $18,514,000, PWC exit costs, $7,827,000 and other
$15,091,000. Accrued expenses as of March 31, 2002 consisted of marketing, $16,305,000, warranties, $12,937,000, PWC exit costs, $7,509,000 and other
$13,063,000. The change in the Company's accrued warranty from March 31, 2002 through December 31,2002 is a result of expense of $13,077,000 less cash payments of $7,071,000.


NOTE F--DISCONTINUED PERSONAL WATERCRAFT BUSINESS AND RELATED COSTS

        On October 7, 1999, the Company announced that it was exiting the personal watercraft (PWC) business effective September 30, 1999. The Company did not produce additional PWC units beyond the completed production of the 1999 models. The majority of the Company's PWC exit plan has concluded while other insignificant aspects of the plan will extend beyond calendar 2002.

        The Company had no significant sales related to the watercraft product line for the three and nine month periods ended December 31, 2002 and 2001.

        At December 31, 2002 $448,000 is accrued for estimated consumer incentives and $450,000 for other exit costs in connection with this discontinued product line. The Company analyzed current and future exit plan cash payments, and reduced the initial recorded PWC exit plan accruals in the amount of $6,404,000 during the three month period ending December 31, 2002.


NOTE G--SHAREHOLDERS' EQUITY

        Dividend Declaration

        On January 30, 2003, the Company announced that its Board of Directors had declared a regular quarterly cash dividend of $0.06 per share, payable on February 13, 2003 to shareholders of record on March 3, 2003.

        Share Repurchase

        During the nine months ended December 31, 2002 and 2001, the Company invested $24,499,000 and $14,717,000 to repurchase and cancel 1,400,000 and 1,003,000 shares pursuant to Board of Directors' authorizations. On August 8, 2002, the Company's Board of Directors' authorized an additional repurchase of $20 million of the Company's common shares.

        Additional Paid in Capital

        During the nine months ended December 31, 2002 and 2001, additional paid in capital increases of $3,689,000 and $5,762,000 were offset by share repurchases.


        Accumulated Other Comprehensive Income

        The components and changes in accumulated other comprehensive income
(loss), net of taxes, during the following periods were as follows:

                                                  Nine months ended
                                         December 31, 2002   December 31, 2001
                                        __________________  __________________
Total Accumulated Other Comprehensive
 Income (Loss)
  Balance at beginning of period           $    (122,000)    $     320,000
    Unrealized gain on securities available-
     for-sale, net of tax                         99,000            (8,000)
    Effect of adoption of SFAS No. 133                 -          (741,000)
    Unrealized gain on derivative instruments,
     net of tax                                  961,000           186,000
                                           -------------     --------------
  Balance at end of period                 $     938,000     $    (243,000)
                                           =============     ==============

Other Comprehensive Income

Other comprehensive income was as follows:
                                                  Nine months ended
                                         December 31, 2002   December 31, 2001
                                        __________________  __________________
Net earnings                               $  34,401,000     $  30,440,000
Unrealized gain on securities available-
 for-sale, net of tax                             99,000            (8,000)
Effect of adoption of SFAS No. 133                     -          (741,000)
Unrealized gain on derivative instruments,
 net of tax                                      961,000           186,000
                                           -------------     -------------
  Total Other Comprehensive Income         $  35,461,000     $  29,877,000
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


NOTE I--NEW PRONOUNCEMENTS

	On December 31, 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure (SFAS 148). SFAS 148 amends the disclosure and certain transition provisions of Statement 123, Accounting for Stock-Based Compensation.

	SFAS 148 permits entities changing to the fair value method of accounting for employee stock compensation to choose from one of three transition methods--the prospective method, the modified prospective method, or the retroactive restatement method. The prospective transition method, however, will not be available for entities that initially apply the fair value method in fiscal years beginning after December 15, 2003. Management believes the adoption of SFAS 148, if applicable, will not have a material effect on the consolidated financial statements.

        In November 2002, EITF 00-21, Revenue Arrangements with Multiple Deliverables, was issued and addresses accounting for sales arrangements with multiple deliverables that contain more than one product and, if so, how the arrangement consideration should be measured and allocated to the separate products. EITF 00-21 applies to all deliverables (products, services, or rights to use assets) within contractually binding arrangements in all industries under which a vendor will perform multiple revenue-generating activities, except as defined within the EITF. The Company believes this EITF will not have a material effect on the consolidated financial statements.

        The FASB published FIN 45, Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, on November 25, 2002. The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FIN 34, which is being superseded.

        The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations would not apply to product warranties or to guarantees accounted for as derivatives.

        The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes FIN 45 will not have a material impact on the consolidated financial statements.

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

Results of Operations

        THREE AND NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2001.

        Net sales for the third quarter of fiscal 2003 increased 4.9% to $176,175,000 from $167,917,000 for the third quarter of fiscal 2002 due to a 34.9% or $13,548,000 increase in ATV sales and a $4,000,000 reduction of a restructuring accrual for estimated sales incentives related to Arctic Cat's exit from the personal watercraft (PWC) business in September 1999. These increases were offset by a 9.0% or $9,443,000 decrease in snowmobile sales. Snowmobile unit volume decreased 19.8% and ATV unit volume increased 11.7% for the third quarter of fiscal 2003 compared to the same quarter last year. Quarter to quarter sales mix and units shipped are determined primarily by production cycles for snowmobiles and by production cycles and orders received for ATV sales. Year-to-date net sales increased 1.9% to $465,700,000 from $456,819,000 for the first nine months of fiscal 2002 primarily due to a 13.2% increase in ATV sales, a 4.5% decrease in snowmobile sales and a 2.4% decrease in parts, garments and accessory sales. Year-to-date snowmobile unit volume decreased 11.6% while ATV unit volume increased 13.1%. For fiscal 2003 the Company expects snowmobile sales to decline by approximately 4 to 7 percent due to last season's poor snow conditions that resulted in lower dealer orders. However, the Company expects this decline to be offset by increased sales of ATVs resulting in level or a modest increase in sales for fiscal year 2003.

        Gross profits for the third quarter of fiscal 2003 increased 11.3% to $39,653,000 from $35,642,000 for the same quarter in fiscal 2002. The quarterly gross profit percentage was 22.5% compared to 21.2% for the third quarter in fiscal 2002. Year-to-date gross profits increased 4.7% to $111,466,000 from $106,443,000 for the same period last year. The year-to-date gross profit percentage improved to 23.9% from 23.3% for the same period last year. Both the quarterly and year-to-date improvement in the gross profit percentages were primarily due to the aforementioned reduction of estimated PWC restructuring accruals.

        Operating expenses for the third quarter of fiscal 2003 decreased 8.8% to $22,191,000 from $24,345,000 for the third quarter of last year due to a $2,404,000 net reduction of estimated PWC restructuring accruals which was offset by a $1,000,000 change in estimate for other non-exit PWC related accruals. As a percent of sales, operating expenses were 12.6% for the third quarter of fiscal 2003 versus 14.5% for the same quarter last year. Year-to-date operating expenses for the period ended December 31, 2002 were $61,548,000 compared to $63,570,000 for the same period last year. As a percent of sales, operating expenses were 13.2% for the first nine months of fiscal 2003 compared to 13.9% for the first nine months of fiscal 2002. The year-to-date change in operating expenses is primarily due to PWC related adjustments noted above.

        Other income for the third quarter of fiscal 2003 decreased 34.5% to $452,000 from $690,000 for the third quarter of last year. Year-to-date other income decreased 43.6% to $1,068,0000 from $1,892,000. Both the quarterly and year-to-date decreases resulted from lower interest income earned on investments due to lower interest rates and lower average cash balances.

        Net earnings for the third quarter of fiscal 2003 increased 46.1% to $11,912,000 from $8,151,000 for the same quarter last year. Diluted earnings per share were $0.53 and $0.34 for the third quarter of fiscal 2003 and 2002. Year-to-date net earnings increased 13.0% to $34,401,000 from $30,440,000. Year-to-date diluted net earnings per share for the first nine months of fiscal 2003 increased 18.9% to $1.51 from $1.27 per share for the same period last year. Both the quarterly and year-to-date increase in net earnings is mainly due to $3,405,000 aftertax net reduction of the PWC related accruals.

Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle however, no borrowings occurred in fiscal year 2003 and 2002. The Company's cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company's snowmobile and spring ATV production cycles begin. During the nine months ended December 31, 2002, the Company repurchased $24,499,000 of common shares compared to $14,717,000 in the same period of the prior year.
In August 2002, the Board of Directors authorized the repurchase of an additional $20 million of common shares. Cash and short-term investments were $86,429,000 and $82,881,000 at December 31, 2002 and 2001. The Company's
investment objectives are first, safety of principal and second, rate of return.

        The Company believes that the cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program, and capital expenditure requirements for the short and long-term basis.

Line of Credit

        The Company has an unsecured credit agreement with banks for the issuance of up to $45,000,000 of documentary and stand-by letters of credit and for working capital and in addition has a $15,000,000 seasonal credit agreement for the Company's peak production period. The letters of credit facilities are primarily used to assist with the procurement of engines and other components for ATVs and snowmobiles from foreign vendors.

New Pronouncements

	On December 31, 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure (SFAS 148). SFAS 148 amends the disclosure and certain transition provisions of Statement 123, Accounting for Stock-Based Compensation.

	SFAS 148 permits entities changing to the fair value method of accounting for employee stock compensation to choose from one of three transition methods--the prospective method, the modified prospective method, or the retroactive restatement method. The prospective transition method, however, will not be available for entities that initially apply the fair value method in fiscal years beginning after December 15, 2003. Management believes the adoption of SFAS 148, if applicable, will not have a material effect on the consolidated financial statements.

        In November 2002, EITF 00-21, Revenue Arrangements with Multiple Deliverables, was issued and addresses accounting for sales arrangements with multiple deliverables that contain more than one product and, if so, how the arrangement consideration should be measured and allocated to the separate products. EITF 00-21 applies to all deliverables (products, services, or rights to use assets) within contractually binding arrangements in all industries under which a vendor will perform multiple revenue-generating activities, except as defined within the EITF. The Company believes this EITF will not have a material effect on the consolidated financial statements.

        The FASB published FIN 45, Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, on November 25, 2002. The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FIN 34, which is being superseded.

        The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations would not apply to product warranties or to guarantees accounted for as derivatives.

        The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes FIN 45 will not have a material impact on the consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        The Company is subject to certain market risk relating to changes in interest rates and foreign currency exchange rates. Information regarding foreign currency exchange rates is discussed within "Management's Discussion and Analysis -- Inflation and Exchange Rate" in the 2002 Annual Report and 10-K. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and is not deemed to be significant.



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

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended December 31, 2002.

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



                                                ARCTIC CAT INC.


Date: February 14, 2003                    /s/Christopher A. Twomey
      __________________                   _________________________
                                            Christopher A. Twomey
                                            Chief Executive Officer


Date: February 14, 2003                    /s/Timothy C. Delmore
      __________________                   _________________________
                                            Timothy C. Delmore
                                            Chief Financial Officer




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

Date:  February 14, 2003
                                /s/Christopher A. Twomey
                                _________________________
                                Christopher A. Twomey
                                President and Chief Executive Officer

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

Date:  February 14, 2003
                                /s/Timothy C. Delmore
                                ______________________
                                Timothy C. Delmore
                                Chief Financial Officer