Form 10-K
period 2003-03-31
ARCTIC CAT INC
filed 2003-06-27
CIK 719866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-18607

ARCTIC CAT INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Brooks Avenue South Thief River Falls, Minnesota 56701
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (218) 681-8558

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

Yes  ☒           No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☒           No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $193,000,000.

At June 9, 2003, 14,304,735 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the  Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held on August 7, 2003 are incorporated by reference into Part III of this Form 10-K.

ARCTIC CAT INC.

FORM 10-K

PART I

ITEM 1.   BUSINESS

Arctic Cat Inc. (the “Company”), based in Thief River Falls, Minnesota, operates in a single industry segment and designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat® brand name, as well as related parts, garments and accessories. The Company markets its products through a network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for over 40 years and is among  the most widely recognized and respected names in the snowmobile industry. The Company trades on the Nasdaq National Market under the symbol ACAT.

Industry Background

Snowmobiles – The snowmobile, developed in the 1950’s, was originally intended to be used as a utility vehicle, but today the overwhelming majority of the industry’s sales are for recreational use. Between the late 1950’s and early 1970’s, the industry expanded dramatically reaching a peak of over 100 manufacturers and a high of almost 495,000 units sold to retail customers in North America in 1971. Gasoline shortages, significant gasoline price increases, high interest rates and recessions in the middle to late 1970’s through the early 1980’s contributed to a significant industry downsizing. Today the number of major industry participants has decreased to four.

Industry-wide snowmobile sales to retail customers in North America were approximately 165,000 units for the 2003 model year. The Company believes these sales were due, in part, to a number of factors such as an expanded system of public and private snowmobile trails, a rapidly growing market among the “baby boomer” generation, product innovations that have improved ride, performance and handling, organized snowmobile clubs which promote the sport and ongoing snowmobile replacement. Since 1971, over six million snowmobiles have been sold in North America, and the Company estimates that over 85 percent of current industry sales are to retail customers who own, or previously owned, a snowmobile.

The industry consolidation that occurred in the mid-1970’s through the early 1980’s has left four major participants in the North American market: Arctic Cat, Bombardier (Ski-Doo), Polaris and Yamaha.  The Company believes the industry consolidation has contributed to improved industry profit margins and closer monitoring of industry inventory levels. The Company believes there are currently more significant barriers to entry into the snowmobile market than existed in the 1970’s. These barriers include increased brand loyalty, long-standing dealer and distributor networks and relationships, limited engine sources, manufacturing and engineering expertise and higher initial start-up costs.

Information in this document regarding the worldwide and North American snowmobile market is derived from the International Snowmobile Manufacturers Association. Non-North American sales  for the industry are estimated to account for less than 10% of worldwide sales; specific yearly information, with respect to worldwide sales, is  not considered by the Company as sufficiently consistent or reliable for presentation in this report. All industry information is based on a model year ending March 31, which is the same as the Company’s fiscal year-end, unless otherwise stated.

All-Terrain Vehicles (ATVs) – The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. The most popular ATV use is general recreation, followed by hunting/fishing, farm/ranch use, hauling/towing, transportation, and commercial uses. From 1970 to 1986, the number of ATVs retailed in the United States continued to grow until peaking in 1986 with approximately 535,000 units sold during that calendar year. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 151,000 units. Since 1992, sales have gradually climbed until reaching approximately 769,000 units in calendar 2002. Major competitors in the industry include Honda, Yamaha, Kawasaki, Bombardier, Polaris and Suzuki.

Products

Snowmobiles – The Company produces a full line of snowmobiles, consisting of 40 models, marketed under the Arctic Cat brand name, and designed to satisfy various market niches. The 2003 Arctic Cat models carry suggested U.S. retail prices ranging from $3,799 to $9,199, excluding a youth model which is sold at a suggested U.S. retail price of $1,999. Arctic Cat snowmobiles are sold in the United States, Canada, Scandinavia and other international markets.

The Company’s 2003 year snowmobile models are categorized as Performance, Trail Performance, Mountain, Touring and Sport Utility. The Company markets: Performance Arctic Cat snowmobiles under  the names Firecat and ZR; Trail Performance Arctic Cat snowmobiles under the name Z, ZL and Four-Stroke Trail; Mountain snowmobiles under the name Mountain Cat; Touring models under the names Pantera, Panther and Four-Stroke Touring; and Sport Utility models under the name Bearcat. In addition, to encourage family involvement in snowmobiling, the Company offers a youth snowmobile marketed under the ZR120 name.

The Company believes the Arctic Cat brand name enjoys a premier image among snowmobile enthusiasts and that its snowmobiles have a long-standing reputation for quality, performance, style, comfort, ride and handling. Arctic Cat snowmobiles offer a wide range of standard and optional features which enhance the operation, riding comfort  and performance. Such features include hydraulic disc brakes, remote starters and a technologically advanced front and rear suspension. Arctic Cat is the industry leader in fuel management technology offering electronic fuel injection (EFI) system on its snowmobiles. The Company recently introduced a snowmobile with a turbo four stroke intercooled engine. In 1999, the Company developed a new corporate brand “ACT”TM (Arctic Cat Technology) in order to recognize and leverage  its industry-leading technology and engineering.

Arctic Cat believes that it has been able to grow in the worldwide snowmobile retail sales due to its emphasis on new product development. A new model has been introduced by the Company nearly every year since its formation, and in recent years new models have been among the Company’s best sellers. In the 2003 model year, over 75 percent of the Company’s snowmobile sales were from models or model variations not available three years earlier.

All-Terrain Vehicles (ATVs) - In December 1995, the Company introduced its first ATV. Since that time the Arctic Cat line has grown to 20 models. Features like fully independent front and rear suspensions, hydraulic disc brakes, hi-low range, high ground clearance, multi-rack platform (MRP) and a large fuel tank, all make Arctic Cat ATVs consumer friendly. The 2003 Arctic Cat ATV models carry suggested U.S. retail prices ranging from $1,999 to $7,199.

Arctic Cat has continued to expand into international markets  by adding new distributors, entering new territories, and developing new markets. Arctic Cat is the first ATV to have full European  approval, through its Austrian distributor, to operate ATVs on the road throughout the European community. The Company produces ATVs for AGCO Corporation under the Arctic Cat and Massey Ferguson/Delta Allis brands for distribution through their dealer network outside of North America.

Arctic Cat believes its ATVs are renowned for their power and  durability and are well received within the market. For model year 1998, the Arctic Cat 300 was named “Editors Choice” by Sports Afield and “Best In Class” by ATV Magazine. For model year 1999, ATV Magazine named the 300 4x4 as “Best in Class” and the 500 4x4 as the Editors Pick for “Best-for-Work” machine. Farm Industry News gave Arctic Cat 2000 models the FinOvation Award for having the greatest reader interest. ATV Magazine awarded the Arctic Cat 250 4x4 model “Best in Class” in fiscal 2001 and “Best Utility” in 2002. In 2003 Arctic Cat MRP models received the 2003 Product Innovation Award from ATV Magazine.

Parts, Garments and Accessories – The Company is the exclusive provider of genuine Arctic Cat snowmobile and ATV parts, garments and accessories. Included are replacement parts and accessory items to upgrade Arctic Cat snowmobiles such as electric start and reverse kits, luggage racks and bags, backrests, machine covers, windshields, and colored accessories. Other items include maintenance supplies such as oil and fuel additives, track studs and carbide runners.  Arctic Cat ATV parts and accessories include winch kits, snow plow kits, MRP accessories, portable lights, utility bags as well as maintenance supplies.

The Company offers snowmobile garments for adults and children under the “Arcticwear” label. Suits, jackets, pants and accessory garments are offered in a wide variety of styles and sizes combining fashion with functional utility designed for the demands of snowmobiling and other winter activities. The Arcticwear line of clothing also includes pull-overs, riding gloves, hats, helmets, boots, gear bags, sweatshirts, T-shirts, and caps. The colors and designs of many of these items are coordinated with specific Arctic Cat snowmobile models.

The Company offers ATV garments under the “Arcticwear ATV Gear” label. This line of clothing is geared toward function and comfort and includes suits, jackets, gloves, helmets, gear bags, sweatshirts, T-shirts, and caps.

Manufacturing and Engineering

Arctic Cat snowmobiles, ATVs and garments are manufactured at the Company’s facilities in Thief River Falls, Minnesota. The Company paints snowmobile hoods and produces other parts for Arctic Cat snowmobiles and ATVs in Madison, South Dakota. The Company also has a facility in Bucyrus, Ohio which houses its service parts, garments and accessories distribution operations. The Company has strategically identified specific core manufacturing competencies for vertical integration and has chosen outside vendors to provide other parts. The Company has developed relationships with selected high quality vendors in order to obtain access to particular capabilities and technologies outside the scope of the Company’s expertise. The Company designs component parts often in cooperation with its vendors, contracts with them for the development of tooling, and then enters into agreements with these vendors to purchase component parts manufactured utilizing the tooling. In its vertically integrated operations, the Company manufactures hoods, foam seats, seat covers and machines, welds and paints other components. The Company completes the total assembly of its products at its facilities in Thief River Falls. Manufacturing operations include digital and computer-automated equipment to speed production, reduce costs and improve the quality, fit and finish of every product.

The Company believes that all raw materials used in its manufacturing process and all component parts, with the exception of engines and carburetors, are available from multiple alternative vendors on relatively short notice at competitive prices.

Since the Company’s inception, its snowmobile engines have been manufactured by Suzuki Motor Corporation (“Suzuki”) pursuant to a supply agreement which is automatically renewed annually unless terminated. While notice of termination of the supply agreement may be given annually, effective cessation of supply would take at least one model year due to the contractual notice requirement. The Company’s ATV models also incorporate engines manufactured by Suzuki.

The Company and Suzuki have enjoyed an excellent relationship since the Company’s inception. Suzuki purchased approximately 31% of the Company’s then outstanding capital stock in July 1988, prior to the Company’s initial public offering, and is currently the Company’s largest shareholder with approximately 34% of the Company’s outstanding capital stock. If Suzuki were ever to cease supplying engines to the Company, such an interruption could materially and adversely affect production. The Company believes it could take up to two model years for a new engine supplier to be in a position to manufacture the Company’s specially designed engines.

Since the Company began snowmobile production, it has followed a build-to-order policy to control inventory levels. Under this policy, the Company only manufactures a number of snowmobiles equivalent to the orders received from its dealers and distributors, plus a small number of uncommitted machines used for new dealer development, in-house testing and miscellaneous promotional purposes. Speculative production and excessive inventories in certain periods during the 1970’s and early 1980’s contributed to significant price discounting in the snowmobile industry. Since the consolidation of the snowmobile industry in the mid-1970’s through the early 1980’s, speculative production in the industry has been reduced and dealer inventories have remained consistently below historic peak levels. The Company believes dealer inventory levels of non-current Arctic Cat model snowmobiles and ATVs have regularly been and are currently among the lowest in the industry.

Most sales of snowmobiles to retail customers begin in the early fall and continue during the winter. Orders by dealers and distributors for each year’s production are placed in the spring following a series of dealer and distributor meetings. Snowmobiles are built-to-order commencing in the spring and continuing through late autumn or early winter. Since its inception, the Company has experienced a low level of snowmobile order cancellations. Approximately 30% to 40% of the Company’s snowmobiles have historically been sold to retail customers prior to the end of October, long before the season’s snow conditions are known.

Retail sales of ATVs occur throughout the year with seasonal highs occurring in the spring and fall. The Company builds ATVs throughout the year to coincide with dealer and consumer demands.

The Company is committed to an ongoing engineering program dedicated to innovation and to continued improvements in the quality and performance of its products as well as product diversification. The Company currently employs 153 individuals in the design and development of new and existing products, with an additional 33 individuals directly involved in the testing of snowmobiles, and ATVs in normal and extraordinary conditions at the Company’s test track. In addition, snowmobiles and ATVs are tested in conditions and locations similar to those in which they are used. The Company uses computer-aided design and manufacturing systems to shorten the time between initial concept and final production. For 2003, 2002, and 2001, the Company spent approximately $14,254,000, $15,244,000, and $10,449,000 on engineering, research and development. In addition, utilizing their particular expertise, the Company’s vendors regularly test and apply new technologies to the design and production of component parts.

Sales and Marketing

The Company’s products are currently sold through an extensive network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia and other international markets. To promote new dealerships and to service its existing dealer network, the Company also employs sales representatives throughout the United States and Canada to represent its products.

The Company’s dealers enter into an annual renewable contract and are required to maintain status as an authorized dealer in order to continue selling the Company’s products. To obtain and maintain such status, dealers are required to order a sufficient number of snowmobiles and/or ATVs to service their market area adequately. In addition, the dealers must perform service on these units and maintain satisfactory service performance levels, and their mechanics must complete special training provided by the Company. Dealers are also required to carry an inventory of genuine Arctic Cat parts and accessories. As is typical in the industry, most of the Company’s dealers also sell some combination of motorcycles, marine products, lawn and garden products and other related products. Approximately 50% of the Company’s dealers sell only Arctic Cat snowmobiles, versus multiple brands of snowmobiles. Relations with dealers are generally considered excellent.

The Company utilizes exclusive distributors outside the contiguous 48 United States and Canada to take advantage of their knowledge and experience in their respective markets and to increase market penetration of its products. Each distributor is subject to a distribution agreement which stipulates an exclusive territory for a term ranging from one to three years with specified minimum sales and service requirements for their territory. Canadian sales are made in Canadian dollars, nearly all of which is financed through certain Canadian financial institutions. Sales outside North America are normally made in U.S. dollars and most are supported by letters of credit.

The Company’s marketing efforts are comprised of dealer, distributor and customer promotions, advertising and cooperative programs with its dealers and distributors. Each year, the Company and its distributors conduct dealer shows in order to introduce the upcoming year’s models and to promote dealer orders. Marketing activities are also designed to promote directly to consumers. Products are advertised by the Company in consumer magazines and through other media. In addition, the Company engages in extensive dealer cooperative advertising, on a local and national level, whereby the Company and its dealers share advertising costs. Each season the Company produces promotional films, product brochures, point of purchase displays, leaflets, posters and banners, and other promotional items for use by dealers. The Company also participates in consumer shows and rallies with dealers and sponsors independent racers who participate in snowmobile races throughout the world. In order for its dealers and distributors to remain price competitive and to reduce retail inventories, the Company will from time to time make available to them rebate programs, discounts, or other incentives. The Company publishes and mails, during the year, magazines called Pride (snowmobile) and Ride (ATV) to all registered owners of its products.

The Company places strong emphasis on identifying and addressing the specific needs of its customers by periodically conducting dealer and consumer focus group meetings and surveys.

The Company warrants its snowmobiles and ATVs under a limited warranty against defects in materials and workmanship for a period generally ranging from six months to one year from the date of retail sale or for a period of 90 days from the date of commercial or rental use. Repairs or replacements under warranty are administered through the Company’s dealers and distributors.

Competition

The snowmobile and ATV markets are highly competitive, based on a number of factors, including performance, styling, fit and finish, brand loyalty, reliability, durability and price. The Company believes Arctic Cat snowmobiles and ATVs are highly regarded by consumers in all of these competitive categories. Certain of the Company’s competitors are more diversified and have financial and marketing resources which are substantially greater than those of the Company.

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

California regulations set emission standards for ATVs, with which the Company currently complies. Although the snowmobile industry is not currently required to comply with any federal or state exhaust emissions standards, the Environmental Protection Agency (EPA) recently adopted regulations affecting snowmobiles and ATVs for model years 2006 and beyond. The Company believes that it will be in compliance with these regulations. The Company supports balanced and appropriate programs that educate the customer on safe use of its products and protect the environment.

Certain materials used in snowmobile and ATV manufacturing that are toxic, flammable, corrosive or reactive are classified by the federal and state governments as “hazardous materials.” Control of these substances is regulated by the EPA and various state pollution control agencies, which require reports and inspection of facilities to monitor compliance. The Company’s cost of compliance with environmental regulations has not been, and is not expected to be, material. The Company’s manufacturing facilities are subject to the regulations promulgated by, and may be inspected by, the Occupational Safety and Health Administration.

The Company is a member of the International Snowmobile Manufacturers Association (ISMA), a trade association formed to promote safety in the manufacture and use of snowmobiles, among other things. The ISMA is currently made up of Arctic Cat, Bombardier (Ski-Doo), Yamaha, and Polaris. The ISMA members are also members of the Snowmobile Safety and Certification Committee (SSCC), which promulgated voluntary safety standards for snowmobiles. The SSCC standards, which require testing and evaluation by an independent testing laboratory of each model category produced by participating snowmobile manufacturers, have been adopted by the Canadian Department of Transport. Following the development of the SSCC standards, the U.S. Consumer Products Safety Commission denied a petition to develop a mandatory federal safety standard for snowmobiles in light of the high degree of adherence to the SSCC standards in the United States. Since the Company’s inception, all of its models have complied with the SSCC standards.

The Company is a member of the Specialty Vehicle Institute of America (SVIA), a trade association organized to foster and promote the safe and responsible use of ATVs manufactured and/or distributed throughout the United States of America. The Company is also a member of the Canadian All-Terrain Vehicle Distributors Council (CATV), a council of similar function.

The Company has a Letter of Understanding with the U.S. Consumer Product Safety Commission and all Arctic Cat ATVs comply with the technical and performance requirements of the American National Standards Institute (ANSI) for ATVs.

Effects of Weather

While from time to time lack of snowfall in a particular region of the United States or Canada may adversely affect snowmobile retail sales within that region, the Company works to mitigate this effect by taking snowmobile orders in the spring for the following winter season and by working with its dealers to move snowmobiles out of a region with light snowfall to another region with heavier snowfall. Nonetheless, there is no assurance that weather conditions will not materially affect the Company’s future sales of snowmobiles.

Employees

At March 31, 2003, the Company had 1,229 employees including 343 salaried and 886 hourly and production personnel. The Company’s employees are not represented by a union or subject to a collective bargaining agreement. The Company has never experienced a strike or work stoppage and considers its relations with its employees to be excellent.

Intellectual Property

The Company makes an effort to patent all significant innovations that it considers patentable and owns numerous patents and know-how of its snowmobiles, ATVs and other products. Trademarks are important to the Company’s snowmobile, ATVs and related parts, garments and accessories business activities. While from time to time the Company becomes aware of the unauthorized use of its trademarks, particularly in the sale of promotional items, the Company has a vigorous program of trademark enforcement to eliminate the unauthorized use of its trademarks, thereby strengthening the value of its trademarks and improving its image and customer goodwill. The Company believes that its “Arctic Cat” registered trademark is its most significant trademark. Additionally, the Company has numerous registered trademarks, trade names and logos, both in the United States and internationally.

Available Information

The Company has a website at www.arcticcat.com. Contents of  such website are not part of or incorporated by reference to this annual report.

Since November 15, 2002, the Company has made its annual reports, quarterly reports and current reports available on its website as soon as reasonably practicable after such report has been filed with the SEC.

ITEM 2.   PROPERTIES

The following sets forth the Company’s material property holdings as of March 31, 2003.

Location	FacilityType / Use	Owned or Leased	Sq Ft./ Acres
Thief River Falls, Minnesota	Manufacturing / Corporate Office	Owned	558,000
Thief River Falls, Minnesota	Warehouse	Leased	24,400
Thief River Falls, Minnesota	Warehouse	Leased	7,550
Thief River Falls, Minnesota	Land (in acres)	Owned	140 Acres
Madison, South Dakota	Manufacturing	Owned	40,000
Madison, South Dakota	Land	Owned	10 Acres
Bucyrus, Ohio	Distribution Center	Owned	220,000
Winnipeg, Manitoba	Service Center	Leased	10,602
Island Park, Idaho	Test & Development Facility	Owned	3,000
Island Park, Idaho	Land	Owned	10 Acres

ITEM 3.   LEGAL PROCEEDINGS

Accidents involving personal injury and property damage occur in the use of snowmobiles, PWC, and ATVs. Claims have been made against the Company from time to time. It is the Company’s policy to vigorously defend against these actions. The Company believes that the cases in discovery are adequately covered by reserves and product liability insurance. The Company is not involved in any legal proceedings which it believes will have the potential for a materially adverse impact on the Company’s business or financial condition.

Product liability insurance is presently maintained by the Company on a “per occurrence” basis (with coverage being provided in respect of accidents which occurred during the policy year, regardless of when the related claim is made) in the amount of $10,000,000 in the aggregate, with a $5,000,000 self-insured retention. The Company believes such insurance is adequate.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders during the fourth quarter of fiscal 2003.

ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
William G. Ness	65	Chairman of the Board of Directors
Christopher A. Twomey	55	President and Chief Executive Officer
Timothy C. Delmore	49	Chief Financial Officer and Corporate Secretary
Terry J. Blount	60	Vice President – Human Resources
Robert Bonev	45	Vice President – Sales and Marketing
Ronald G. Ray	54	Vice President – Manufacturing
Roger H. Skime	60	Vice President – Research & Development
Ole E. Tweet	56	Vice President – New Product Development

Mr. Ness has been Chairman of the Board of Directors of the Company since its inception in 1983. He is also a director of Northern State Bank and Itasca Bemidji Incorporated.

Mr. Twomey has been President and Chief Executive Officer of the Company since January 1986 and a director since 1987. Mr. Twomey is currently serving as a director of The Toro Company and Universal Trailer Corporation.

Mr. Delmore has been Chief Financial Officer of the Company since 1986 and has been Corporate Secretary of the Company since 1989. Mr. Delmore, a CPA with seven years of prior public accounting experience, joined the Company in 1985 as Controller.

Mr. Blount has been Vice President – Human Resources since August of 1996. Mr. Blount has over 30 years of Human Resource experience in the manufacturing field. Prior to joining the Company, Mr. Blount worked as Vice President-Human Resources at Washington Scientific Industries since 1981.

Mr. Bonev has been Vice President – Sales and Marketing since June of 2001 and has over 20 years of marketing experience. From February 1999 to January 2000, Mr. Bonev served as Vice President of Marketing for Outdoor Marine Corporation. From December 1998 to February 1999, Mr. Bonev was employed by Teledyne Continental Motors, a business segment of Teledyne Technologies Incorporated, as Vice President of Sales/Marketing. From June 1993 to December 1998, Mr. Bonev was Director of Marketing for Mercury Marine, a division of The Brunswick Corporation.

Mr. Ray has been Vice President – Manufacturing since April of 1992 and has over 30 years of manufacturing experience. Before joining Arctic Cat he served eight years as Vice President of Manufacturing for a Minnesota-based company.

Mr. Skime has been Vice President – Research and Development of the Company since its inception in 1983 and has been employed in the snowmobile industry for over 40 years.

Mr. Tweet has been Vice President – New Product Development since May 1992. Prior to that, he had been the Company’s Vice President – Marketing since its inception in 1983 and has been employed either in the snowmobile or ATV industry for over 30 years.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the Nasdaq National Market under the Nasdaq symbol “ACAT”. Quotations below represent the high and low sale prices as reported by Nasdaq. The Company’s stock began trading on the Nasdaq National Market on June 26, 1990.

	Years ended March 31,
	2003		2002
Quarterly Prices	High	Low	High	Low
First Quarter	$20.75	$16.00	$15.54	$12.95
Second Quarter	$17.41	$13.54	$16.46	$12.91
Third Quarter	$18.20	$12.95	$17.90	$12.00
Fourth Quarter	$17.93	$12.35	$20.35	$15.95

As of June 9, 2003, the Company had approximately 494 stockholders of record, including the nominee of Depository
Trust Company which held 12,918,173 shares of common stock.

The Company has paid a quarterly dividend of $0.06 per share since February 2, 1995.

ITEM 6.   SELECTED FINANCIAL DATA

	Years ended March 31,
(In thousands, except per share amounts)	2003		2002	2001	2000		1999
INCOME STATEMENT DATA:
Net sales	$577,070		$556,079	$502,449	$461,460		$464,738
Cost of goods sold	448,266		433,297	398,019	376,202		367,874
Gross profit	128,804		122,782	104,430	85,258		96,864
Selling, general and administrative expenses	81,757		83,228	68,712	79,550		63,933
Operating profit	47,047		39,554	35,718	5,708		32,931
Interest income	1,442		2,543	4,563	4,591		2,933
Interest expense	—		—	—	—		(27)
Earnings before income taxes	48,489		42,097	40,281	10,299		35,837
Income taxes	15,786		13,471	13,293	2,678		12,722
Net earnings	$32,703	(1)	$28,626	$26,988	$7,621	(2)	$23,115
Net earnings per share
Basic	$1.46		$1.21	$1.11	$0.30	(2)	$0.84
Diluted	$1.45		$1.20	$1.10	$0.30	(2)	$0.84
Cash dividends per share	$0.24		$0.24	$0.24	$0.24		$0.24
Weighted average shares outstanding
Basic	22,396		23,587	24,231	25,535		27,632
Diluted	22,615		23,925	24,457	25,586		27,668

	As of March 31,
	2003		2002	2001	2000		1999
BALANCE SHEET DATA (In thousands):
Cash and short-term investments	$91,295		$102,040	$99,828	$108,277		$95,208
Working capital	136,964		133,785	127,216	132,072		142,039
Total assets	278,291		268,595	255,658	246,535		240,146
Long-term debt	—		—	—	—		—
Shareholders’ equity	187,286		181,638	170,442	162,558		175,479

(1)                                  In fiscal 2003, the Company’s results included a net reduction of restructuring accruals and other costs related to the fiscal 2000 exit from the personal watercraft (PWC) business.  This reduction increased: pretax earnings $5.4 million, net earnings $3.4 million and diluted earnings per share $0.15.

(2)                                  During fiscal 2000 the Company announced that it was exiting the PWC business effective September 30, 1999. Fiscal 2000 results include a pretax charge of $26.2 million ($16.9 million after tax) or $0.66 per share for certain costs related to the discontinued PWC business.

QUARTERLY FINANCIAL DATA (unaudited)

(In thousands, except per share amounts)		Total Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales
2003		$577,070	$78,283	$211,242	$176,175	$111,370
2002		556,079	77,821	211,081	167,917	99,260
2001		502,449	86,024	190,582	145,628	80,215

Gross Profit
2003		$128,804	$18,843	$52,970	$39,653	$17,338
2002		122,782	18,876	51,925	35,642	16,339
2001		104,430	19,431	43,937	27,709	13,353

Net Earnings (Loss)
2003		$32,703	$1,969	$20,520	$11,912	$(1,698)
2002		28,626	1,957	20,332	8,151	(1,814)
2001		26,988	2,052	18,606	7,365	(1,035)

Net Earnings (Loss) Per Share
2003	Basic	$1.46	$0.09	$0.92	$0.54	$(0.08)
	Diluted	1.45	0.08	0.91	0.53	(0.08)
2002	Basic	1.21	0.08	0.85	0.35	(0.08)
	Diluted	1.20	0.08	0.84	0.34	(0.08)
2001	Basic	1.11	0.08	0.77	0.31	(0.04)
	Diluted	1.10	0.08	0.76	0.30	(0.04)

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

2003 vs. 2002 – During fiscal 2003 net sales increased 3.8% to $577,070,000 from $556,079,000 in fiscal 2002. ATV unit volume increased 9.2%, snowmobile unit volume decreased 11.5% and dollar sales of parts, garments and accessories increased $2,260,000. Net sales also increased $4,000,000 due to a reduction of a restructuring accrual for estimated sales incentives related to Arctic Cat’s exit from the PWC business in fiscal 2000. The Company believes the continued increase in ATV sales is due both to enthusiastic dealer and consumer reception of the Arctic Cat ATV and growth in the ATV market. Snowmobile unit volume decreased because of lower dealer orders related to less than normal snowfalls during the prior winter season.

Gross profit increased 4.9% to $128,804,000 in 2003 from $122,782,000 in 2002. The gross profit percentage improved to 22.3% versus 22.1% in 2002. The improvement of gross profit and gross profit percentages was due to the aforementioned reduction of estimated PWC accruals.

Selling, general and administrative expenses decreased 1.8% to $81,757,000 in 2003 from $83,228,000 in 2002. Decreases in snowmobile marketing expenses and a $2.4 million reduction of PWC restructuring accruals were offset by a $1 million increase in other non-exit PWC related accruals and increased ATV marketing expenses. As a percent of net sales, operating expenses were 14.2% in 2003 compared with 15.0% in 2002.

Operating profits increased 18.9% to $47,047,000 in 2003 from $39,554,000 in 2002. As a percent of net sales, operating profits were 8.2% in 2003 compared to 7.1% in 2002.

Interest income decreased 43.3% to $1,442,000 in fiscal 2003 from $2,543,000 in fiscal 2002 due to lower yields on invested cash related to lower interest rates.

Net earnings increased 14.2% to $32,703,000 or $1.45 per diluted share from $28,626,000 or $1.20 per diluted share for fiscal 2002. Net earnings as a percent of net sales were 5.7% and 5.1% in 2003 and 2002, respectively. Net earnings would have been $29,298,000 or $1.30 per diluted share without the net reduction in PWC related items.

2002 vs. 2001 – During fiscal 2002 net sales increased 10.7% to $556,079,000 from $502,449,000 in fiscal 2001. ATV unit volume increased 13.6%, snowmobile unit volume increased 11.1% and dollar sales of parts, garments and accessories were flat. The Company believes the continued increase in ATV net sales is due both to enthusiastic dealer and consumer reception of the Arctic Cat ATV and growth in the ATV market. Snowmobile unit volume increased because of higher dealer orders related to normal snowfalls during the prior winter season.

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

Interest income decreased 44.3% to $2,543,000 in fiscal 2002 from $4,563,000 in fiscal 2001 due to lower yields on invested cash related to lower interest rates.

Net earnings increased 6.1% to $28,626,000 from $26,988,000 for fiscal 2001. Diluted earnings per share increased 9.1% to $1.20 per share in fiscal 2002 from $1.10 per share in fiscal 2001. Net earnings as a percent of net sales were 5.1% and 5.4% in 2002 and 2001, respectively.

Critical Accounting Policies

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The Company reviewed the development and selection of the critical accounting policies and believes the following are the most critical accounting policies that could have an effect on the Company’s reported results. These critical accounting policies and estimates have been reviewed with the audit committee of the Board of Directors.

Revenue Recognition – The Company recognizes revenue and provides for estimated marketing and sales incentive costs when products are shipped to dealers and distributors. Arctic Cat has agreements with finance companies to repurchase products repossessed up to certain limits. Arctic Cat’s financial exposure to repurchase products is limited to the difference between the amount paid to the finance company and the resale value of the repossessed products. Historically, Arctic Cat has not incurred material losses as a result of repurchases nor has it provided a financial reserve for repurchases. Adverse changes in retail sales could cause this situation to change.

Marketing and Sales Incentive Costs – The Company provides for various marketing and sales incentive costs which are offered to its dealers and consumers at the latter of when the revenue is recognized or when the marketing and sales incentive program is approved and communicated. Examples of these costs include: dealer and consumer rebates, dealer floor plan financing assistance, sales associate incentives and other incentive and promotion programs. Adverse market conditions resulting in lower than expected retail sales could cause accrued marketing and incentive costs to materially increase if the Company authorizes and communicates new programs to its dealers. The Company estimates marketing and sales incentive costs based on expected usage and historical experience. The related marketing and sales incentive costs accrual is included in accrued marketing in the Company’s balance sheet. To the extent current experience differs with previous estimates the accrued liability for marketing and sales incentives is adjusted accordingly.

Product Warranties – The Company generally provides a limited warranty to the original owner of snowmobiles for twelve months from the date of consumer registration and for six months on ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to their estimate as actual claims become known or the amounts are determinable. The Company’s product warranty accrual was $12.2 million and $12.9 million at March 31, 2003 and 2002. Adverse changes in actual warranty costs compared to the Company’s initial estimates could cause accrued warranty to materially change.

Product Liability and Litigation – The Company is subject to product liability claims and other litigation in the normal course of business. Arctic Cat insures for product liability claims although it retains a modest self insured retention accrual within the balance sheet caption Insurance. The estimated costs resulting from any losses over insured amounts are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.

The Company utilizes historical trends and other analysis to assist in determining the appropriate loss. Adverse changes in the final deter-mination of product liability or other claims made against the Company could have a material impact on the Company’s financial condition.

New Pronouncements

The FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, on November 25, 2002. The interpretation expands existing disclosure requirements for most guarantees and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations would not apply to product warranties or to guarantees accounting for as derivatives. The Company adopted the disclosure requirements on March 31, 2003. The Company believes FIN 45 will not have a material impact on its consolidated financial statements.

FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46, which was issued in January 2003, applies immediately to variable interest entitles created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The adoption of FIN 46 will not have a material impact on the Company’s consolidated financial statements.

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting and processing for costs associated with the exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3. SFAS No. 146 requires the recognition of the liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date a company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial statements.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company believes current available cash and cash generated from operations will provide sufficient funds to finance the Company on a short and long-term basis.

Cash and Short-Term Investments

Cash and short-term investments were $91,295,000 at March 31, 2003 compared to $102,040,000 at March 31, 2002. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin. The Company’s investment objectives are first, safety of principal and second, rate of return.

Financing Arrangements and Cash Flows

The Company has a $60,000,000 unsecured bank credit agreement for the documentary and stand-by letters of credit and for working capital purposes. Total working capital borrowings under the credit agreement are limited to $45,000,000 during the last six months of the fiscal year. The total letters of credit issued at March 31, 2003 were $24,399,000, of which $21,712,000 was issued to Suzuki Motor Corporation for engine purchases.

The Company has agreements with certain finance companies to provide snowmobile and ATV floor plan financing for the Company’s North American dealers. These agreements improve the Company’s liquidity by financing dealer purchases of products without requiring substantial use of the Company’s working capital. The Company is paid by the floor plan companies shortly after shipment and as part of its marketing programs the Company pays the floor plan financing of its dealers for certain set time periods depending on the size of a dealer’s order. The financing agreements require repurchase of repossessed new and unused units and set limits upon the Company’s potential liability for annual repurchases. The aggregate potential liability was approximately $15,612,000 at March 31, 2003. No material losses have been incurred by the Company under these agreements, which are terminable by either party upon 30 days notice. The Company has also guaranteed approximately 50% of the amounts financed by its dealers with its U.S. finance company. At March 31, 2003, the Company’s maximum level of exposure under this guarantee was approximately $91,431,000. No material losses have been incurred by the Company under this agreement. The Company believes current available cash and cash generated from operations provide sufficient funding in the event there is a requirement to perform under this guarantee. As of

April 1, 2003 the Company entered into a new dealer floorplan financing agreement with Textron Financial Corporation under which it believes dealer floorplan guarantees will decrease to less than $1 million.

In 2003, the Company invested $21,475,000 in capital expenditures. The Company expects that fiscal 2004 capital expenditures, including tooling, will be approximately $27,000,000. Since 1996, the Company has repurchased over 8 million shares of common stock. In August 2002, the Company’s Board of Directors authorized an additional $20,000,000 share repurchase of which $18,712,000 remains available for repurchase. The Company believes that cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program and capital expenditure requirements on a short and long-term basis.

.

Inflation and Exchange Rates

Inflation is not expected to have a significant impact on the Company’s business. The Company generally has been able to offset the impact of increasing costs through a combination of productivity gains and price increases.

During fiscal 2003, approximately 30% of the Company’s cost of sales were purchased from Japanese yen denominated suppliers. The majority of these purchases were made from Suzuki Motor Corporation who supplies engines for the Company’s snowmobiles and ATVs. The Company has an agreement with Suzuki Motor Corporation for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually. During fiscal 2003, the exchange rate fluctuation between the U.S. dollar and the Japanese yen had a modest positive impact on the Company’s operating results. From time to time the Company utilizes foreign exchange hedging contracts to minimize the impact of exchange rate fluctuations. At March 31, 2003, there were no foreign exchange contracts outstanding for Japanese yen.

Sales to Canadian dealers are made in Canadian dollars with the U.S. dollar serving as the functional currency. During fiscal 2003, sales to Canadian dealers comprised 16.7% of total net sales. During fiscal 2003, the exchange rate fluctuation between the U.S. dollar and the Canadian dollar had a modest positive impact on operating profits. The Company hedged for this exchange rate fluctuation. At March 31, 2003 there were foreign exchange contracts outstanding related to the Canadian dollar with notional amounts of $46,770,000.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Report on Form 10-K, as well as the Company’s Annual Report and future filings with the Securities and Exchange Commission, the Company’s press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words  “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix and volume; competitive pressure on sales and pricing; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines from Suzuki; warranty expenses; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of insured amounts; environmental and product safety regulatory activity; effects of the weather; overall economic conditions; and consumer demand and confidence.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risk relating to changes  in interest rates and foreign currency exchange rates. Information regarding foreign currency exchange rates is discussed within “Management’s Discussion and Analysis – Inflation and Exchange Rate” and footnote A to Financial Statements. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of available-for-sale debt securities approximate related fair value and the associated market risk is not deemed to be significant.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements, Notes, and Report of Independent Certified Public Accountants appear on pages 20 through 32. Quarterly financial data appears in Item 6.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the heading “Election of Directors” and “Beneficial Ownership of Capital Stock-Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 7, 2003, is incorporated herein by reference.

Pursuant to instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Item 4A of this Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

The information included under the heading “Executive Compensation and Other Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 7, 2003, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the heading “Beneficial Ownership of Capital Stock” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 7, 2003, is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions, appearing under the heading “Executive Compensation and Other Information-Certain Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 7, 2003, is incorporated herein by reference.

ITEM 14.   CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) within 90 days prior to the filing date of this annual report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in internal controls, or in other factors that could that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of report

1. Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K:

(i)	Consolidated Balance Sheets as of March 31, 2003 and 2002

(ii)	Consolidated Statements of Earnings for the three years ended March 31, 2003, 2002 and 2001

(iii)	Consolidated Statements of Shareholders’ Equity for the three years ended March 31, 2003, 2002 and 2001

(iv)	Consolidated Statements of Cash Flows for the three years ended March 31, 2003, 2002 and 2001

(v)	Notes to Consolidated Financial Statements

(vi)	Report of Independent Certified Public Accountants

2. Schedules filed as part of this Form 10-K.

None.

3. Exhibits

		Method of Filing
3(a)	Amended and Restated Articles of Incorporation of Company	(3)

3(b)	Restated By-Laws of the Company	(1)

4(a)	Form of specimen Common Stock Certificate	(1)

4(b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(4)

10(a)	1989 Stock Option Plan, as amended	(3)

10(b)	1995 Stock Option Plan, as amended	(3)

10(c)	Purchase/Supply Agreement dated as of March 1, 1985 between Suzuki Motor Co., Ltd. and the Company, and related Agreement on Implementation of Warranty Provision.	(1)

10(d)	Form of Employment Agreement between the Company and each of its executive officers	(1)

10(e)	Floorplan Repurchase Agreement dated July 13, 1984, between the Company and ITT Commercial Finance Corp.	(1)

10(f)	Floorplan Repurchase Agreement dated as of June 15, 1988, between the Company and ITT Commercial Finance, a division of ITT Industries of Canada, Ltd.	(1)

10(g)	Discretionary Revolving Credit Facility, dated as of June 6, 1997, between the Company and Wells Fargo Bank Minnesota, National Association.	(3)

10(h)	2002 Stock Plan	(5)

21	Subsidiaries of the Registrant	(2)

23	Consent of Independent Certified Public Accountants	(2)

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxly Act of 2002.	(2)

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxly Act of 2002.	(2)

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2003.

(c) Exhibits

Reference is made to Item 14(a) 3.

(1)          Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984).

(2)          Filed with this Form 10-K.

(3)          Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(4)          Incorporated by reference to Exhibit 1 to the Company’s Registration on Form 8-A filed with the SEC on September 20, 2001.

(5)          Incorporated by reference to Exhibit 99.1 to the Company’s Registration on Form S-8 filed with the SEC on September 6, 2002.

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

Signature		Date
/s/	William G. Ness	June 27, 2003
William G. Ness
Chairman of the Board and Director

/s/	Christopher A. Twomey	June 27, 2003
Christopher A. Twomey
President, Chief Executive Officer and Director
(Principle Executive Officer)

/s/	Timothy C. Delmore	June 27, 2003
Timothy C. Delmore
Chief Financial Officer
(Principle Financial and Accounting Officer)

/s/	Robert J. Dondelinger	June 27, 2003
Robert J. Dondelinger, Director

/s/	William I. Hagen	June 27, 2003
William I. Hagen, Director

/s/	John C. Heinmiller	June 27, 2003
John C. Heinmiller, Director

/s/	Gregg A. Ostrander	June 27, 2003
Gregg A. Ostrander, Director

/s/	Kenneth J. Roering	June 27, 2003
Kenneth J. Roering, Director

/s/	Motoo Murakami	June 27, 2003
Motoo Murakami, Director

CERTIFICATIONS

I, Christopher A. Twomey, certify that:

1.               I have reviewed this annual report on Form 10-K of Arctic Cat Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4.               The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.         Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

b.        Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.         Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.               The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a.         All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weakness in internal controls; and

b.        Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.               The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003
/s/ Christopher A. Twomey
Christopher A. Twomey,
President and Chief Executive Officer

CERTIFICATIONS

I, Timothy C. Delmore, certify that:

1.               I have reviewed this annual report on Form 10-K of Arctic Cat Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4.               The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.         Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

b.        Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.         Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.               The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a.         All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weakness in internal controls; and

b.        Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.               The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003
/s/ Timothy C. Delmore
Timothy C. Delmore,
Chief Financial Officer

CONSOLIDATED BALANCE SHEETS

	March 31,
Arctic Cat Inc.	2003	2002
ASSETS
Current Assets
Cash and equivalents	$33,081,000	$43,466,000
Short-term investments	58,214,000	58,574,000
Accounts receivable, less allowances	29,018,000	23,819,000
Inventories	71,723,000	61,552,000
Prepaid expenses	3,829,000	3,395,000
Income taxes receivable	5,009,000	3,937,000
Deferred income taxes	14,417,000	16,644,000
Total current assets	215,291,000	211,387,000

Property and Equipment – At Cost
Machinery, equipment and tooling	110,924,000	101,296,000
Land, buildings and improvements	20,428,000	19,257,000
	131,352,000	120,553,000
Less accumulated depreciation	68,352,000	63,345,000
	63,000,000	57,208,000
	$278,291,000	$268,595,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$35,865,000	$27,788,000
Accrued expenses	42,462,000	49,814,000
Total current liabilities	78,327,000	77,602,000

Deferred Income Taxes	12,678,000	9,355,000

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 14,487,849 in 2003; 15,694,316 in 2002	144,000	157,000
Class B common stock, par value $.01; 7,560,000 shares authorized, issued, and outstanding	76,000	76,000
Accumulated other comprehensive loss	(336,000)	(122,000)
Retained earnings	187,402,000	181,527,000
	187,286,000	181,638,000
	$278,291,000	$268,595,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended March 31,
Arctic Cat Inc.	2003	2002	2001
Net sales	$577,070,000	$556,079,000	$502,449,000
Cost of goods sold	448,266,000	433,297,000	398,019,000
Gross profit	128,804,000	122,782,000	104,430,000

Selling, general and administrative expenses	84,161,000	83,228,000	68,712,000
Watercraft exit costs	(2,404,000)	—	—
Operating profit	47,047,000	39,554,000	35,718,000

Other income
Interest income	1,442,000	2,543,000	4,563,000
Earnings Before Income Taxes	48,489,000	42,097,000	40,281,000
Income tax expense	15,786,000	13,471,000	13,293,000
Net Earnings	$32,703,000	$28,626,000	$26,988,000
Net Earnings Per Share
Basic	$1.46	$1.21	$1.11
Diluted	$1.45	$1.20	$1.10
Weighted average shares outstanding
Basic	22,396,000	23,587,000	24,231,000
Diluted	22,615,000	23,925,000	24,457,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
			Class B		Additional	Other
Arctic Cat Inc.	Common Stock		Common Stock		Paid-in	Comprehensive	Retained
Years ended March 31,	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Total
Balances at March 31, 2000	17,327,975	$173,000	7,560,000	$76,000	$—	$—	$162,309,000	$162,558,000
Exercise of stock options	290,859	3,000	—	—	2,984,000	—	—	2,987,000
Tax benefits from stock option exercises	—	—	—	—	95,000	—	—	95,000
Repurchase of common stock	(1,390,422)	(14,000)	—	—	(3,079,000)	—	(13,598,000)	(16,691,000)
Other comprehensive income:
Net earnings	—	—	—	—	—	—	26,988,000	26,988,000
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	320,000	—	320,000
Total other comprehensive income	—	—	—	—	—	—	—	27,308,000
Dividends ($.24 per share)	—	—	—	—	—	—	(5,815,000)	(5,815,000)
Balances at March 31, 2001	16,228,412	162,000	7,560,000	76,000	—	320,000	169,884,000	170,442,000
Exercise of stock options	801,869	8,000	—	—	7,922,000	—	—	7,930,000
Tax benefits from stock option exercises	—	—	—	—	1,256,000	—	—	1,256,000
Repurchase of common stock	(1,335,965)	(13,000)	—	—	(9,178,000)	—	(11,316,000)	(20,507,000)
Other comprehensive income:
Net earnings	—	—	—	—	—	—	28,626,000	28,626,000
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(49,000)	—	(49,000)
Effect of adoption of SFAS No. 133	—	—	—	—	—	(741,000)	—	(741,000)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	348,000	—	348,000
Total other comprehensive income	—	—	—	—	—	—	—	28,184,000
Dividends ($.24 per share)	—	—	—	—	—	—	(5,667,000)	(5,667,000)
Balances at March 31, 2002	15,694,316	157,000	7,560,000	76,000	—	(122,000)	181,527,000	181,638,000
Exercise of stock options	256,160	2,000	—	—	2,777,000	—	—	2,779,000
Tax benefits from stock option exercises	—	—	—	—	1,207,000	—	—	1,207,000
Repurchase of common stock	(1,462,627)	(15,000)	—	—	(3,984,000)	—	(21,445,000)	(25,444,000)
Other comprehensive income:
Net earnings	—	—	—	—	—	—	32,703,000	32,703,000
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	75,000	—	75,000
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(289,000)	—	(289,000)
Total other comprehensive income	—	—	—	—	—	—	—	32,489,000
Dividends ($.24 per share)	—	—	—	—	—	—	(5,383,000)	(5,383,000)
Balances at March 31, 2003	14,487,849	$144,000	7,560,000	$76,000	$—	$(336,000)	$187,402,000	$187,286,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
Arctic Cat Inc.	2003	2002	2001
Cash flows from operating activities
Net earnings	$32,703,000	$28,626,000	$26,988,000
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	15,684,000	14,571,000	9,985,000
Deferred income taxes	5,674,000	4,694,000	1,164,000
Tax benefit from stock option exercises	1,207,000	1,256,000	95,000
Watercraft exit costs	(6,404,000)	—	—
Changes in operating assets and liabilities, net of effect of watercraft costs
Trading securities	(1,031,000)	(2,845,000)	(8,855,000)
Accounts receivable	(5,199,000)	1,078,000	(6,549,000)
Inventories	(9,547,000)	(1,237,000)	730,000
Prepaid expenses	(436,000)	(1,536,000)	479,000
Accounts payable	6,996,000	(1,521,000)	1,991,000
Accrued expenses	(948,000)	229,000	(192,000)
Income taxes	(1,072,000)	(3,395,000)	(982,000)
Net cash provided by operating activities	37,627,000	39,920,000	24,854,000

Cash flows from investing activities
Purchase of property and equipment	(21,475,000)	(22,231,000)	(23,147,000)
Sale and maturity of available-for-sale securities	1,861,000	1,140,000	665,000
Purchase of available-for-sale securities	(350,000)	—	—
Net cash used in investing activities	(19,964,000)	(21,091,000)	(22,482,000)

Cash flows from financing activities
Proceeds from issuance of common stock	2,767,000	6,514,000	2,184,000
Repurchase of common stock	(25,432,000)	(19,091,000)	(15,888,000)
Dividends paid	(5,383,000)	(5,667,000)	(5,815,000)
Net cash used in financing activities	(28,048,000)	(18,244,000)	(19,519,000)

Net increase (decrease) in cash and equivalents	(10,385,000)	585,000	(17,147,000)
Cash and equivalents at beginning of year	43,466,000	42,881,000	60,028,000
Cash and equivalents at end of year	$33,081,000	$43,466,000	$42,881,000
Supplemental disclosure of cash payments for income taxes	$12,978,000	$10,787,000	$14,686,000

Supplemental disclosure of non-cash investing and financing activities:

As of March 31, 2003 and 2002, the unrealized gain on securities available-for-sale, net of tax was $346,000 and $271,000.

As of March 31, 2003 and 2002, the unrealized loss on derivative instruments, net of tax was $682,000 and $393,000.

During 2003 and 2002, mature common shares with a fair market value of $12,000 and $1,416,000 were exchanged in settlement for the exercise of certain stock options.

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Arctic Cat Inc.   March 31, 2003, 2002 and 2001

A             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Arctic Cat Inc. (the “Company”) operates in a single industry segment and designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat® brand name, and related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota. The Company’s products are sold through a network of independent dealers and distributors located throughout the United States, Canada, Scandinavia and other international markets.

Use of Estimates

Preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements. Actual results could differ from the estimates used by management.

Principles of Consolidation

The consolidated financial statements include the accounts of Arctic Cat Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Equivalents

The Company considers highly liquid temporary investments with an original maturity of three months or less or with put options exercisable in three months or less to be cash equivalents. Cash and equivalents consist primarily of commercial paper and put bonds. The Company’s cash management policy provides for bank disbursement accounts to be reimbursed on a daily basis. Checks issued but not presented to the banks for payment are included in cash and equivalents as a reduction of other cash balances.

Fair Values of Financial Instruments

Except where noted, the carrying value of current financial assets and liabilities approximates their fair value, due to their short-term nature.

Short-Term Investments

Short-term investments are reported at fair value and include trading securities, with unrealized gains and losses included in net earnings, and available-for-sale securities, with unrealized gains and losses reported as a separate component of shareholders’ equity. The Company utilizes the specific identification method in accounting for its short-term investments.

Accounts Receivable

The Company’s accounts receivable balance consists of amounts due from its dealers and certain finance companies. The Company extends credit to its dealers based on an evaluation of the dealers’ financial condition. The Company’s collection exposure relating to accounts receivable amounts due from certain dealer finance companies is limited due to the financial strength of the finance companies and provisions of its existing agreements. Accounts receivable is presented net of an allowance for estimated uncollectible amounts due from its dealers. The Company estimates the uncollectible amounts considering numerous factors, mainly historical trends as well as current available information. The Company’s allowance for uncollectible accounts was $1,083,000 at March 31, 2003 and 2002. Accounts receivable amounts written off have been within management’s expectations.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Derivative Instruments and Hedging Activities

The Company enters into forward exchange contracts to hedge the variability in foreign exchange rates related to purchase commitments denominated in Japanese yen for ATV engines and transfers of Canadian dollar funds to the United States of America. The contracts are designated as, and meet the criteria for, cash flow hedges. The Company does not enter into forward contracts for the purpose of trading. Gains and loss on forward contracts are recorded in accumu-lated other comprehensive income (loss), net of tax, and subsequently reclassified within 12 months into cost of goods sold upon the sale of ATV units or into operating expense upon completing transfers of Canadian dollar funds.

As of March 31, 2003, the Company had open Canadian dollar forward exchange contracts, maturing through December 2003, with notional amounts totaling $46,770,000 and a fair value liability, included in accounts payable, of $1,082,000. The related amount reported within other comprehensive loss, net of tax, was $682,000. There were no open Japanese yen forward exchange contracts at March 31, 2003. As of March 31, 2002, the Company had open Japanese yen forward contracts, exchange maturing through September 2002, with notional amounts totaling $30,998,000 and a fair value liability of $624,000, which is included as a component of inventory. The related amount reported within other comprehensive loss, net of tax, was $393,000.

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

Product Warranties

The Company generally provides a limited warranty to the original owner of snowmobiles for twelve months from the date of consumer registration and for six months on ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims become known or the amounts are determinable. The change in the Company’s accrued warranty liability for fiscal year 2003 is a result of expense of $15,318,000 less cash payments of $16,050,000.

Insurance

The Company is self-insured for employee medical, workers’ compen-sation, and product liability claims. Specific stop loss coverages are provided for catastrophic claims. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated.

Revenue Recognition

The Company recognizes revenue and provides for estimated marketing and sales incentive costs when products are shipped to dealers and distributors.

Marketing and Sales Incentive Costs

At the time product revenue is recognized the Company provides for various marketing and sales incentive costs which are offered to its dealers and consumers. Examples of these costs, which are recognized as a reduction of revenue when the products are sold, include: dealer and consumer rebates, dealer floor plan financing assistance, sales associate incentives and other incentive and promotion programs. Generally, the Company records costs related to these marketing programs at the later of when the revenue is recognized or when the sales incentive or marketing program is approved and communicated for products previously shipped. Sales incentives that involve a free product or service delivered to the consumer are recorded as a component of cost of goods sold. The Company estimates the costs of these various incentive and marketing programs at the time of sale or subsequently when programs are approved and communicated based on historical experience. To the extent current experience differs with previous estimates the accrued liability for marketing and sales incentives is adjusted accordingly.

Research and Development

Research and development costs are expensed as incurred and are reported as a component of selling, general and administrative expenses. Research and development expense was $14,254,000, $15,244,000 and $10,449,000 during 2003, 2002 and 2001.

Advertising

The Company expenses advertising costs as incurred, except for cooperative advertising obligations arising related to the sale of the Company’s products to its dealers. The estimated cost of cooperative advertising, which the dealer is required to support, is recorded as marketing expense at the time the product is sold. Total advertising expense, including cooperative advertising, was $20,784,000, $14,983,000 and $16,185,000 in 2003, 2002 and 2001.

Stock-Based Compensation

The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation plans.

The Company’s reported net earnings and basic and diluted net earnings per share would have been as follows had the fair value method been used for valuing stock options granted to employees:

	2003	2002	2001
Net earnings:
As reported	$32,703,000	$28,626,000	$26,988,000
Additional compensation expense, net of tax	1,366,000	1,067,000	880,000
Pro forma	$31,337,000	$27,559,000	$26,108,000

Net earnings per share:
As reported
Basic	$1.46	$1.21	$1.11
Diluted	$1.45	$1.20	$1.10
Pro forma
Basic	$1.40	$1.17	$1.08
Diluted	$1.39	$1.15	$1.07

The fair value of each stock option award was estimated on the date of grant using the binomial options pricing model. The following assumptions were used to estimate the fair value of options:

	2003	2002	2001
Assumptions:
Dividend yield	1.4%	1.5%	2.0%
Average term	7 years	8 years	7 years
Volatility	31%	37%	35%
Risk-free rate of return	3.9%	5.0%	6.2%

The weighted average fair value of options granted during each of the following years ended March 31:

	2003	2002	2001
Fair value of options granted	$5.32	$6.46	$4.58

See Note K for additional disclosures regarding stock option plans.

Net Earnings Per Share

The Company’s diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 369,295, 128,512 and 438,583 shares of common stock with weighted average exercise prices of $15.80, $16.80 and $13.44 were outstanding during 2003, 2002 and 2001, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Foreign Currency Translation

The Company’s sales and marketing activities with Canadian dealers are denominated in Canadian currency with the U.S. dollar serving as the functional currency. Assets and liabilities denominated in Canadian currency are translated using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average foreign exchange rate in effect for the period. Exchange gains and losses are reflected in the results of operations.

Comprehensive Income

Comprehensive income represents net earnings adjusted for the unrealized gain or loss on derivative instruments and debt securities classified as available-for-sale.

Accounting Policy and Disclosure Changes

Pro Forma Effect of Stock-Based Compensation on Earnings – On December 31, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148). SFAS 148 amends the disclosure and certain transition provisions of Statement 123, Accounting for Stock-Based Compensation. New annual and interim disclosures related to stock options are required in financial statements after December 15, 2003. On March 31, 2003, the Company adopted the disclosure requirements. The Company intends to continue to account for its stock compensation under the intrinsic value method.

Accounting for Derivative Instruments and Hedging Activities – The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on April 1, 2001. These standards require entities to recognize derivatives in their financial statements as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative is recognized into earnings unless certain criteria are met. These Standards also require formal documentation, designation and effectiveness assessment of transactions receiving hedge accounting. At April 1, 2001, the Company had open Japanese yen forward exchange contracts with notional amounts totaling $21,495,000 maturing through June 2001. Under the new standard the Company recorded a liability of $1,176,000 for the open Japanese yen forward contracts, accumulated other comprehensive income, net of tax, of $741,000, and current deferred tax assets of $435,000.

New Pronouncements

The FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, on November 25, 2002. The Interpretation expands existing disclosure requirements for most guarantees and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations would not apply to product warranties or to guarantees accounting for as derivatives. The Company adopted the disclosure requirement on March 31, 2003. The Company believes FIN 45 will not have a material impact on its consolidated financial statements.

FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46, which was issued in January 2003, applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The adoption of FIN 46 will not have a material impact on the Company’s consolidated financial statements.

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting and processing for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date a company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial statements.

B          SHORT-TERM INVESTMENTS

Short-term investments consist primarily of a diversified portfolio of municipal bonds and money market funds and are classified as follows at March 31:

	2003	2002
Trading securities	$49,127,000	$48,096,000
Available-for-sale debt securities	9,087,000	10,478,000
	$58,214,000	$58,574,000

Trading securities consists of $38,946,000 and $32,451,000 invested in four money market funds at March 31, 2003 and 2002, while the remainder of trading securities and available-for-sale securities consists primarily of A rated or higher municipal bond investments. The amortized cost and fair value of debt securities classified as available-for-sale was $8,538,000 and $9,087,000, at March 31, 2003. The unrealized gain on available-for-sale debt securities is reported, net of tax, as a separate component of shareholders’ equity. The contractual maturities of available-for-sale debt securities at March 31, 2003, are $1,769,000 within one year and $7,318,000 from one year through five years.

C          INVENTORIES

Inventories consist of the following at March 31:

	2003	2002
Raw materials and sub-assemblies	$17,575,000	$14,630,000
Finished goods	22,293,000	17,111,000
Parts, garments and accessories	31,855,000	29,811,000
	$71,723,000	$61,552,000

D          ACCRUED EXPENSES

Accrued expenses consist of the following at March 31:

	2003	2002
Marketing	$13,275,000	$16,305,000
Compensation	8,389,000	7,662,000
Warranties	12,205,000	12,937,000
Insurance	5,619,000	3,912,000
Watercraft exit costs	877,000	7,509,000
Other	2,097,000	1,489,000
	$42,462,000	$49,814,000

E          DISCONTINUED PERSONAL WATERCRAFT BUSINESS AND RELATED COSTS

On October 7, 1999, the Company announced that it was exiting the personal watercraft (PWC) business effective September 30, 1999 and recorded a charge of $21,462,000. The charge included $8,961,000 for consumer incentives, $3,480,000 for the write-down and disposal of long-lived assets with no alternative use, $5,286,000 to reduce related inventory to a net realizable value and accrued $3,735,000 relating to other matters. The Company had no significant sales of the PWC product line in the years ended March 31, 2003, 2002 and 2001. As of March 31, 2003, cumulative charges related to accrued consumer incentives and other accrued exit costs were $4,883,000 and $881,000. The majority of the Company’s PWC exit plan has concluded while other aspects of the plan will extend beyond March 31, 2003.

During fiscal year 2003, the Company analyzed current and future exit plan costs, and reduced the initial recorded PWC exit plan consumer incentive and other exit costs accruals in the amount of $4,000,000 and $2,404,000, respectively. The remaining accrued expenses, included within the balance sheet caption accrued expenses, for these items at March 31, 2003 were $427,000 for consumer incentives and $450,000 for other exit costs.

F          FINANCING

The Company has a $60,000,000 unsecured bank credit agreement for documentary and stand-by letters of credit and for working capital purposes. Total working capital borrowings under the credit agreement are limited to $45,000,000 during the last six months of the fiscal year. The credit agreement is due on demand and expires July 29, 2003, however, management believes they will be able to renew the existing line of credit under materially similar terms. Interest on the working capital borrowings is payable monthly at alternative interest rates, at the Company’s election. The credit agreement contains certain covenants. At March 31, 2003, there were $24,399,000 of issued letters of credit outstanding and no working capital borrowings outstanding. Of the issued letters of credit outstanding, $21,712,000 were issued to Suzuki Motor Corporation (Suzuki) for engine purchases (see Note H). Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

G          RETIREMENT SAVINGS PLAN

The Company’s 401(k) retirement savings plan covers substantially all eligible employees. Employees may contribute up to 20% of their compensation with the Company matching 100% of the employee contributions, up to a maximum of 3% of the employee’s compensation. The Company can elect to make additional contributions at its discretion. Total Company matching contributions were $1,284,000, $1,230,000 and $1,099,000 in 2003, 2002 and 2001. There were no discretionary contributions made during 2003, 2002 and 2001.

H          RELATED PARTY TRANSACTIONS

The Company purchases engines and related parts from Suzuki in Japan. Such purchases totaled $114,472,000, $124,438,000 and $124,910,000 in 2003, 2002 and 2001. The purchase price of the engines and related parts is determined annually. The Company has an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually.

The Company is dependent on Suzuki for the near term supply of its engines and related parts. An interruption of this supply could have a material adverse effect on the Company’s operations.

Certain raw materials and services are purchased from vendors in which certain of the Company’s directors are officers or significant shareholders. In 2003, 2002 and 2001, these transactions aggregated $6,165,000, $4,315,000 and $7,544,000.

I           INCOME TAXES

Income tax expense consists of the following for the years ended March 31:

	2003	2002	2001
Current
Federal	$9,307,000	$8,159,000	$10,285,000
State	929,000	973,000	1,656,000
Deferred	5,550,000	4,339,000	1,352,000
	$15,786,000	$13,471,000	$13,293,000

The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended March 31:

	2003	2002	2001
Statutory income tax rate	35.0%	35.0%	35.0%
State taxes	1.3	1.1	2.1
Tax exempt interest	(0.5)	(0.8)	(1.4)
Foreign sales corporation	(1.8)	(1.6)	(1.7)
Other	(1.4)	(1.7)	(1.0)
	32.6%	32.0%	33.0%

The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes under the liability methods are as follows at March 31:

	2003	2002
Short-term deferred income taxes
Accrued expenses	$11,188,000	$11,697,000
PWC exit costs	325,000	2,778,000
Inventory capitalization and writedowns	2,503,000	1,768,000
Other	401,000	401,000
Net short-term deferred tax asset	$14,417,000	$16,644,000
Long-term deferred income taxes
Property and equipment	$8,279,000	$5,443,000
Other	4,399,000	3,912,000
Net long-term deferred tax liability	$12,678,000	$9,355,000

J          COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers and dis-tributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At March 31, 2003, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $15,612,000. The Company has also guaranteed approximately 50% of the amounts financed by its dealers and distrib-utors with one of the finance companies. At March 31, 2003, the Company’s maximum exposure under this guarantee was $91,431,000. Losses incurred under these agreements during the periods presented have not been significant.

On April 1, 2003, the Company signed an agreement with a new finance company to provide certain of the dealers and distributors with floor plan financing.  The general terms of the agreement are similar to those described in the preceding paragraph although the maximum exposure under the guarantee portion of the agreement has been significantly reduced.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not be material to the Company’s consolidated financial position, results of operations or cash flows.

K          SHAREHOLDERS’ EQUITY

Stock Option Plans

The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant. At March 31, 2003, the Company had 1,347,942 shares of common stock available for grant under the plans.

Transactions under the plans during each of the three years in the period ended March 31, 2003 are summarized as follows:

	Number of shares under option	Weighted average exercise price
Outstanding at April 1, 2000	1,996,192	$10.42
Granted	282,000	12.06
Exercised	(290,859)	10.27
Canceled	(78,721)	11.75
Outstanding at March 31, 2001	1,908,612	10.60
Granted	282,500	15.21
Exercised	(801,869)	9.89
Outstanding at March 31, 2002	1,389,243	11.87
Granted	327,000	15.59
Exercised	(256,160)	10.85
Cancelled	(3,000)	15.21
Outstanding at March 31, 2003	1,457,083	$12.88

Options exercisable at March 31 are as follows:

	Number of shares under option	Weighted average exercise price
2001	1,403,112	$10.59
2002	937,906	$11.26
2003	922,081	$11.64

The following tables summarize information concerning currently outstanding and exercisable stock options at March 31, 2003:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 6.11 – $9.13	24,721	3.0 years	$6.96
9.38 – 13.33	748,376	5.2 years	10.55
14.41 – 20.36	683,986	7.4 years	15.64
	1,457,083		$12.88

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price

$ 6.11 – $9.13	24,721	$6.96
9.38 – 13.33	676,707	10.39
14.41 – 20.36	220,653	16.01
	922,081	$11.64

Class B Common Stock

Suzuki owns all outstanding shares of the Company’s Class B common stock. At the option of Suzuki, the Class B common stock is convertible into an equal number of shares of the Company’s common stock. The Class B shareholder is entitled to elect one member of the Company’s Board of Directors but cannot vote for the election of other directors of the Company. The Class B shareholder can vote on all other matters submitted to the common shareholders. The Class B common stock participates equally with the common stock in all dividends and other distributions duly declared by the Company’s Board of Directors. The Class B common shares are converted into an equal number of shares of common stock if: Suzuki owns less than 15% of the aggregate number of outstanding common and Class B common shares; the Company becomes a non-surviving party due to a merger or recapitalization; the Company sells substantially all of its assets; or Suzuki transfers its Class B common stock to any person.

In addition, the Company has a Stock Purchase Agreement with Suzuki that prohibits the purchase of additional shares of the Company’s common stock unless, following such purchase, Suzuki’s ownership is less than or equal to 32% of the aggregate outstandingshares of common and Class B common stock. The Company has the first right of refusal to purchase any shares Suzuki intends to sell. Suzuki has agreed not to compete in the manufacture of snowmobiles or related parts so long as it supplies engines to the Company or owns at least 10% of the aggregate common and Class B common shares outstanding.

Preferred Stock

The Company’s Board of Directors is authorized to issue 2,050,000 shares of $1.00 par value preferred stock in one or more series. The board can determine voting, conversion, dividend and redemption rights and other preferences of each series. No shares have been issued.

Shareholders’ Rights Plan

In connection with the adoption of a Shareholders’ Rights Plan, the Company created a Series B Junior Participating preferred stock. Under terms of the Company’s Shareholder Rights Plan, upon the occurrence of certain events, registered holders of common stock and Class B common stock are entitled to purchase one-hundredth of a share of Series B Junior Participating preferred stock at a stated price, or to purchase either the Company’s common shares or common shares of an acquiring entity at half their market value. The Rights related to this plan expire September 17, 2011.

Share Repurchase Authorization

The Company invested $20,409,000, $9,705,000 and $15,733,000 during 2003, 2002 and 2001 to repurchase and cancel 1,203,700, 674,500 and 1,313,500 shares, pursuant to Board of Directors’ authori-zations. At March 31, 2003, authorization to repurchase $18,712,000 or approximately 1,198,700 shares remain outstanding. Cumulative shares repurchased through March 31, 2003 under all current and past authorizations totaled 8,239,000 shares for a total of $93,674,000.

L          EXPORT SALES

Sales to foreign customers, located primarily in Canada, amounted to $118,399,000, $100,694,000 and $93,307,000 in 2003, 2002 and 2001.

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Arctic Cat Inc.

We have audited the accompanying consolidated balance sheets of Arctic Cat Inc. and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arctic Cat Inc. and subsidiaries as of March 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota

May 9, 2003

ARCTIC CAT INC. EXHIBIT INDEX

EXHIBIT NUMBER

21                                                                                  Subsidiaries of Registrant

23                                                                              Consent of Independent Certified Public Accountants

99.1                                                                        Certification of Chief Executive Officer

99.2                                                                        Certification of Chief Financial Officer