Form 10-Q
period 2003-06-30
ARCTIC CAT INC
filed 2003-08-14
CIK 719866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-18607

ARCTIC CAT INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Brooks Avenue South, Thief River Falls, Minnesota	56701
(Address of principal executive offices)	(Zip Code)

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is and accelerated filer (as defined in Rule 126-2 of the Exchange Act).

Yes	☒	No	☐

At August 12, 2003, 14,274,514 shares of Common Stock and 7,560,000 shares of Class B Common Stock of the Registrant were outstanding.

ITEM I - FINANCIAL INFORMATION

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2003	March 31, 2003
ASSETS
CURRENT ASSETS
Cash and equivalents	$2,435,000	$33,081,000
Short-term investments	18,580,000	58,214,000
Accounts receivable, less allowances	38,729,000	29,018,000
Inventories	118,395,000	71,723,000
Prepaid expenses	2,962,000	3,829,000
Income taxes receivable	3,249,000	5,009,000
Deferred income taxes	12,875,000	14,417,000

Total current assets	197,225,000	215,291,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	114,630,000	110,924,000
Land, buildings and improvements	20,662,000	20,428,000

	135,292,000	131,352,000
Less accumulated depreciation	72,147,000	68,352,000

	63,145,000	63,000,000

	$260,370,000	$278,291,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$39,994,000	$35,865,000
Accrued expenses	30,983,000	42,462,000

Total current liabilities	70,977,000	78,327,000

DEFERRED INCOME TAXES	10,871,000	12,678,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 14,301,440 at June 30, 2003; 14,487,849 at March 31, 2003	143,000	144,000
Class B common stock, par value $.01; 7,560,000 shares authorized, issued, and outstanding	76,000	76,000
Accumulated other comprehensive loss	(3,485,000)	(336,000)
Retained earnings	181,788,000	187,402,000

	178,522,000	187,286,000

	$260,370,000	$278,291,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

	Three Months Ended June 30,
	2003	2002

Net sales	$77,189,000	$78,283,000

Cost of goods sold	58,663,000	59,440,000

Gross profit	18,526,000	18,843,000

Selling, general and administrative expenses	18,625,000	16,325,000

Operating profit (loss)	(99,000)	2,518,000

Other income	249,000	378,000
Interest income
Earnings before income taxes	150,000	2,896,000

Income tax expense	48,000	927,000

Net earnings	$102,000	$1,969,000

Net earnings
per share
Basic	$0.00	$0.09
Diluted	$0.00	$0.08

Weighted average shares outstanding
Basic	21,969,000	23,003,000
Diluted	22,251,000	23,324,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended June 30,
	2003	2002

Cash flows from operating activities
Net earnings	$102,000	$1,969,000
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	3,800,000	3,815,000
Deferred income taxes	1,585,000	—
Tax benefit from stock option exercises	499,000	675,000
Changes in operating assets and liabilities:
Trading securities	39,594,000	34,766,000
Accounts receivable	(9,711,000)	(15,950,000)
Inventories	(46,672,000)	(45,328,000)
Prepaid expenses	867,000	375,000
Accounts payable	(830,000)	4,404,000
Accrued expenses	(11,479,000)	(6,765,000)
Income taxes	1,760,000	2,192,000
Net cash used in operating activities	(20,485,000)	(19,847,000)

Cash flows from investing activities
Purchase of property and equipment	(3,945,000)	(4,371,000)
Sale and maturity of available-for-sale securities	—	575,000
Net cash used in investing activities	(3,945,000)	(3,796,000)

Cash flows from financing activities
Proceeds from issuance of common stock	2,153,000	2,340,000
Dividends paid	(1,322,000)	(1,383,000)
Repurchase of common stock	(7,047,000)	(17,738,000)
Net cash used in financing activities	(6,216,000)	(16,781,000)

Net decrease in cash and equivalents	(30,646,000)	(40,424,000)

Cash and equivalents at the beginning of period	33,081,000	43,466,000

Cash and equivalents at the end of period	$2,435,000	$3,042,000

Supplemental disclosure of cash payments for income taxes	$134,000	$2,026,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Arctic Cat Inc. (the “Company”) have been prepared in accordance with Regulation S - X pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2003, the results of operations for the three month periods ended June 30, 2003 and 2002 and cash flows for the three month period ended June 30, 2003 and 2002.  Results of operations for the interim periods are not necessarily indicative of results for the full year.

Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses.  Actual results could differ from those estimates.

NOTE B–STOCK BASED COMPENSATION

The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation plans.

The Company’s reported net earnings and basic and diluted net earnings per share for the three months ended June 30, 2003 and 2002, would have been as follows had the fair value method been used for valuing stock options granted to employees.

	2003	2002
Net earnings:
As reported	$102,000	$1,969,000
Additional compensation expense, net of tax	$254,000	$211,000
Proforma	$(152,000)	$1,758,000
Net earnings per share
As reported
Basic	$0.00	$0.09
Diluted	$0.00	$0.08
Proforma
Basic	$(0.01)	$0.08
Diluted	$(0.01)	$0.08

NOTE C—NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.  Options to purchase 24,721 shares of common stock with weighted average exercise prices of $19.74 were outstanding during the three months ended June 30, 2003 and 2002, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

NOTE D—SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	June 30, 2003	March 31, 2003

Trading securities	$9,532,000	$49,127,000
Available-for-sale debt securities	9,048,000	9,087,000

	$18,580,000	$58,214,000

NOTE E—INVENTORIES

Inventories consist of the following:

	June 30, 2003	March 31, 2003

Raw materials and sub-assemblies	$23,287,000	$17,575,000
Finished goods	60,004,000	22,293,000
Parts, garments and accessories	35,104,000	31,855,000

	$118,395,000	$71,723,000

NOTE F—ACCRUED EXPENSES

Accrued expenses as of June 30, 2003 consisted of marketing $9,597,000, compensation $4,255,000, warranties $10,042,000, insurance $4,926,000, PWC exit costs $877,000 and other $1,286,000.  Accrued expenses as of June 30, 2002 consisted of marketing $14,222,000, compensation $3,253,000, warranties $12,941,000, insurance $3,470,000, PWC exit costs $7,503,000 and other $1,660,000. Accrued expenses as of March 31, 2003 consisted of marketing $13,275,000, compensation $8,389,000, warranties $12,205,000, insurance $5,619,000, PWC exit costs $877,000 and other $2,097,000. The change in the Company’s accrued warranty from March 31, 2003 through June 30, 2003 is a result of expense of $1,334,000 less cash payments of $3,497,000.

NOTE G–Shareholders’ Equity

Dividend Declaration

On August 7, 2003, the Company announced that its Board of Directors had declared a regular quarterly cash dividend of $0.06 per share, payable on September 1, 2003 to shareholders of record on August 18, 2003.

Share Repurchase

During the three months ended June 30, 2003 and 2002, the Company invested $7,047,000 and $17,738,000, respectively, to repurchase and cancel 393,000 and 936,000 shares pursuant to the Board of Directors’ authorizations.

Additional Paid in Capital

During the three months ended June 30, 2003 and 2002, additional paid in capital increases of $2,650,000 and $3,013,000 were offset by share repurchases.

Accumulated Other Comprehensive Income

The components and changes in accumulated other comprehensive income (loss), net of taxes, during the following periods were as follows:

	Three months ended
	June 30, 2003	June 30, 2002
Total Accumulated Other Comprehensive
Income (Loss)
Balance at beginning of period	$(336,000)	$(122,000)
Unrealized gain (loss) on securities available-for-sale, net of tax	(25,000)	92,000
Unrealized gain (loss) on derivative instruments, net of tax	(3,124,000)	108,000

Balance at end of period	$(3,485,000)	$78,000

Other Comprehensive Income

Other comprehensive income was as follows:

	Three months ended
	June 30, 2003	June 30, 2002
Net earnings	$102,000	$1,969,000
Unrealized gain (loss) on securities available-for-sale, net of tax	(25,000)	92,000
Unrealized gain (loss) on derivative instruments, net of tax	(3,124,000)	108,000
Total Other Comprehensive Income (Loss)	$(3,047,000)	$2,169,000

Note H–COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the ultimate outcome of these matters will not be material to the Company’s consolidated financial position, results of operations or cash flows.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arctic Cat Inc. (the “Company”) designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, as well as related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota.  The Company markets its products through a network of independent dealers located throughout the contiguous United States and Canada, and through distributors representing dealers in Alaska, Europe, the Middle East, Asia, and other international markets. The Arctic Cat brand name has existed for more than 30 years and is among the most widely recognized and respected names in the snowmobile industry.  The Company trades on the Nasdaq National Market under the symbol ACAT.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

Net sales for the first quarter of fiscal 2004 decreased 1.4% to $77,189,000 from $78,283,000 for the first quarter of fiscal 2003 due to a 26.1%, or $12,269,000, decrease in snowmobile sales. This decrease was offset to a certain extent by a 52.7%, or $10,866,000, increase in ATV Sales and a 2.9%, or $309,000, increase in parts, garments and accessory sales. Snowmobile unit volume decreased 26.0% and ATV unit volume increased 34.4% for the first quarter of fiscal 2004 compared to the same quarter last year. Quarter-to-quarter sales mix and units shipped is determined primarily by production cycles for snowmobiles and by production cycles and orders received for ATV sales. For fiscal 2004, the Company expects snowmobile sales to decline by approximately 2 percent but expects this decline to be offset by increased sales of ATVs and parts, garments, and accessories resulting in a modest increase in net sales for fiscal 2004.

Gross profits for the first quarter of fiscal 2004 decreased 1.7% to $18,526,000 from $18,843,000 for the same quarter in fiscal 2003.  The quarterly gross profit percentage  for the first quarter in fiscal 2004 was 24.0%, compared to 24.1% for the first quarter in fiscal 2003.

Operating expenses for the first quarter of fiscal 2004 increased 14.1% to $18,625,000 from $16,325,000 for the first quarter of last year due primarily to increased ATV sales and marketing expenses related to increased ATV sales. As a percent of sales, operating expenses were 24.1% for the first quarter of fiscal 2004 versus 20.9% for the same quarter last year.

Other income for the first quarter of fiscal 2004 decreased 34.1% to $249,000 from $378,000 for the first quarter of last year, as a result of lower interest income earned on investments due to lower interest rates and lower average cash balances.

Net earnings for the first quarter of fiscal 2004 decreased 94.8% to $102,000 from $1,969,000 for the same quarter last year. Diluted earnings per share were $0.00 and $0.08 for the first quarters of fiscal 2004 and 2003.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements during the year.  Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin.  During the quarter ended June 30, 2003, the Company repurchased $7,047,000 of common shares compared to $17,738,000 in the same quarter of the prior year.  Cash and short-term investments were $21,015,000 and $26,421,000 at June 30, 2003 and 2002 respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

The Company believes that the cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program, and capital expenditure requirements on a short and long-term basis.

Line of Credit

The Company has an unsecured credit agreement with a bank for the issuance of up to $45,000,000 of documentary and stand-by letters of credit and for working capital and in addition has a $15,000,000 seasonal credit agreement for the Company’s peak production period.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements.  This form 10-Q contains forward-looking statements that reflect the Company’s current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” and other expressions that indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix and volume; competitive pressure on sales and pricing; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines from Suzuki; warranty expenses; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of insured amounts; environmental and product safety regulatory activity; effects of the weather; overall economic conditions and consumer demand and confidence.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risk relating to changes in interest rates and foreign currency exchange rates.  Information regarding foreign currency exchange rates is discussed within “Management’s Discussion and Analysis — Inflation and Exchange Rate” and footnote A to the Financial Statements in the 2003 Annual Report on Form 10-K. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and is not deemed to be significant.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”)as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibit Number	Description

3 (a)	Amended and Restated Articles of Incorporation of Company	(3)

3 (b)	Restated By-Laws of the Company	(1)

4 (a)	Form of Specimen Common Stock Certificate	(1)

4 (b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(4)

10 (a)	1989 Stock Option Plan, as amended	(3)

10 (b)	1995 Stock Option Plan, as amended	(3)

10 (c)	Purchase/Supply Agreement dated as of March 1, 1985 between Suzuki Motor Co., Ltd. And the Company, and related Agreement on Implementation of Warranty Provision	(1)

10 (d)	Form of Employment Agreement between the Company and each of its executive officers	(1)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	(2)

31.2	CFO Certification pursuant section 302 of the Sarbanes-Oxley Act Of 2002.	(2)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	(2)

32.2	CFO Certification pursuant section 906 of the Sarbanes-Oxley Act Of 2002.	(2)

(b)	Reports on Form 8-K

	The Company filed a Form 8-K under Item 9 (for Item 12 as Permitted by SEC guidance) during the three months ended June 30, 2003 for its earnings release.

(1)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984).

(2)	Filed with this Form 10-Q.

(3)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(4)	Incorporated by reference to Exhibit 1 to the Company’s Registration on Form 8-A filed with the SEC on September 20, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date:	August 14, 2003	By s/Christopher A. Twomey
Christopher A. Twomey
Chief Executive Officer

Date:	August 14, 2003	By s/Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer