Form 10-Q
period 2003-09-30
ARCTIC CAT INC
filed 2003-11-14
CIK 719866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarter ended September 30, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-18607

ARCTIC CAT INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1443470 (I.R.S. Employer Identification No.)

601 Brooks Avenue South, Thief River Falls, Minnesota (Address of principal executive offices)	56701 (Zip Code)

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

Yes     ☒     No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☒     No     ☐

At November 12, 2003, 14,280,014 shares of Common Stock and 6,717,000 shares of Class B Common Stock of the Registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I     FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2003	March 31, 2003
ASSETS
CURRENT ASSETS
Cash and equivalents	$8,270,000	$33,081,000
Short-term investments	32,429,000	58,214,000
Accounts receivable, less allowances	75,639,000	29,018,000
Inventories	108,229,000	71,723,000
Prepaid expenses	822,000	3,829,000
Income taxes receivable	—	5,009,000
Deferred income taxes	16,374,000	14,417,000

Total current assets	241,763,000	215,291,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	120,850,000	110,924,000
Land, buildings and improvements	20,897,000	20,428,000

	141,747,000	131,352,000
Less accumulated depreciation	76,985,000	68,352,000

	64,762,000	63,000,000

	$306,525,000	$278,291,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$59,127,000	$35,865,000
Accrued expenses	45,002,000	42,462,000
Income taxes payable	8,941,000	—

Total current liabilities	113,070,000	78,327,000

DEFERRED INCOME TAXES	12,177,000	12,678,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 14,284,274 at September 30, 2003; 14,487,849 at March 31, 2003	143,000	144,000
Class B common stock, par value $.01; 7,560,000 shares authorized; issued, and outstanding, 6,717,000 at September 30, 2003; 7,560,000 at March 31, 2003.	67,000	76,000
Accumulated other comprehensive loss	(1,342,000)	(336,000)
Retained earnings	182,410,000	187,402,000

	181,278,000	187,286,000

	$306,525,000	$278,291,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

Net sales	$237,650,000	$211,242,000	$314,839,000	$289,525,000

Cost of goods sold	181,478,000	158,272,000	240,141,000	217,712,000

Gross profit	56,172,000	52,970,000	74,698,000	71,813,000

Selling, general and administrative expenses	24,616,000	23,032,000	43,241,000	39,357,000

Operating profit	31,556,000	29,938,000	31,457,000	32,456,000

Other income
Interest income	162,000	238,000	411,000	616,000

Earnings before income taxes	31,718,000	30,176,000	31,868,000	33,072,000

Income tax expense	10,149,000	9,656,000	10,197,000	10,583,000

Net earnings	$21,569,000	$20,520,000	$21,671,000	$22,489,000
Net earnings per share
Basic	$0.99	$0.92	$0.99	$0.99
Diluted	$0.98	$0.91	$0.98	$0.98

Weighted average shares outstanding
Basic	21,707,000	22,414,000	21,838,000	22,708,000
Diluted	21,999,000	22,600,000	22,125,000	22,962,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended September 30,
	2003	2002

Cash flows from operating activities
Net earnings	$21,671,000	$22,489,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation	9,486,000	7,787,000
Deferred income taxes	(1,866,000)	(2,438,000)
Tax benefit from stock option exercises	1,112,000	675,000
Changes in operating assets and liabilities:
Trading securities	25,107,000	4,308,000
Accounts receivable	(46,621,000)	(46,332,000)
Inventories	(36,506,000)	(32,368,000)
Prepaid expenses	3,007,000	2,245,000
Accounts payable	21,768,000	16,044,000
Accrued expenses	2,540,000	3,032,000
Income taxes	13,950,000	13,630,000
Net cash provided by (used in) operating activities	13,648,000	(10,928,000)

Cash flows from investing activities
Purchase of property and equipment	(11,248,000)	(7,913,000)
Sale and maturity of available-for-sale securities	574,000	1,235,000
Net cash used in investing activities	(10,674,000)	(6,678,000)

Cash flows from financing activities
Proceeds from issuance of common stock	4,031,000	2,340,000
Dividends paid	(2,631,000)	(2,732,000)
Repurchase of common stock	(29,185,000)	(22,357,000)
Net cash used in financing activities	(27,785,000)	(22,749,000)

Net decrease in cash and equivalents	(24,811,000)	(40,355,000)

Cash and equivalents at the beginning of period	33,081,000	43,466,000

Cash and equivalents at the end of period	$8,270,000	$3,111,000

Supplemental disclosure of cash payments for income taxes	$301,000	$2,665,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Arctic Cat Inc. (the “Company”) have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2003 and, the results of operations for the three and six month periods ended September 30, 2003 and 2002 and cash flows for the six month period ended September 30, 2003 and 2002.  Results of operations for the interim periods are not necessarily indicative of results for the full year.

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

The Company’s reported net earnings and basic and diluted net earnings per share for the three and six months ended September 30, 2003 and 2002, would have been as follows had the fair value method been used for valuing stock options granted to employees.

	Three months ended September 30,
	2003	2002
Net earnings:
As reported	$21,569,000	$20,520,000
Additional compensation expense, net of tax	331,000	381,000
Proforma	$21,238,000	$20,139,000
Net earnings per share
As reported
Basic	$0.99	$0.92
Diluted	$0.98	$0.91
Proforma
Basic	$0.98	$0.90
Diluted	$0.97	$0.89

	Six months ended September 30,
	2003	2002
Net earnings:
As reported	$21,671,000	$22,489,000
Additional compensation expense, net of tax	585,000	592,000
Proforma	$21,086,000	$21,897,000
Net earnings per share
As reported
Basic	$0.99	$0.99
Diluted	$0.98	$0.98
Proforma
Basic	$0.97	$0.96
Diluted	$0.95	$0.95

NOTE C—NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.  Options to purchase 316,000 and 621,486 shares of common stock with weighted average exercise prices of $21.03 and $15.48 were outstanding during the three months ended September 30, 2003 and 2002 and options to purchase 170,360 and 323,104 shares of common stock with weighted average exercise prices of $20.94 and $15.64 were outstanding during the six months ended September 30, 2003 and 2002, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

NOTE D—SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	September 30, 2003	March 31, 2003

Trading securities	$24,020,000	$49,127,000
Available-for-sale debt securities	8,409,000	9,087,000

	$32,429,000	$58,214,000

NOTE E—INVENTORIES

Inventories consist of the following:

	September 30, 2003	March 31, 2003

Raw materials and sub-assemblies	$22,728,000	$17,575,000
Finished goods	48,835,000	22,293,000
Parts, garments and accessories	36,666,000	31,855,000

	$108,229,000	$71,723,000

NOTE F—ACCRUED EXPENSES

Accrued expenses as of September 30, 2003 consisted of marketing $15,117,000, compensation $6,289,000, warranties $13,943,000, insurance $5,466,000, PWC exit costs $877,000 and other $3,310,000.  Accrued expenses as of September 30, 2002 consisted of marketing $16,207,000, compensation $5,935,000, warranties $16,076,000, insurance $3,973,000, PWC exit costs $7,360,000 and other $3,295,000. Accrued expenses as of March 31, 2003 consisted of marketing $13,275,000, compensation $8,389,000, warranties $12,205,000, insurance $5,619,000, PWC exit costs $877,000 and other $2,097,000. The change in the Company’s accrued warranty from March 31, 2003 through September 30, 2003 is a result of expense of $6,716,000 less cash payments of $4,978,000.

NOTE G—Shareholders’ Equity

Dividend Declaration

On October 22, 2003, the Company announced that its Board of Directors had declared a regular quarterly cash dividend of $0.07 per share, payable on December 2, 2003 to shareholders of record on November 11, 2003.

Share Repurchase

During the six months ended September 30, 2003 and 2002, the Company invested $29,185,000 and $22,257,000, respectively, to repurchase and cancel 1,419,000 and 1,246,000, respectively, shares pursuant to the Board of Directors’ authorizations.  Included in the 2003 repurchases are 843,000 share of Class B stock from Suzuki Motor Corporation, repurchased for $18,259,000 or $21.66 per share.

Additional Paid in Capital

During the six months ended September 30, 2003 and 2002, additional paid in capital increases of $5,140,000 and $3,013,000 from the exercise of stock options were offset by share repurchases.

Accumulated Other Comprehensive Income

The components and changes in accumulated other comprehensive income (loss), net of taxes, during the following periods were as follows:

	Six months ended
	September 30, 2003	September 30, 2002
Total Accumulated Other Comprehensive
Income (Loss)
Balance at beginning of period	$(336,000)	$(122,000)
Unrealized gain (loss) on securities available-for-sale, net of tax	(65,000)	124,000
Unrealized gain (loss) on derivative instruments, net of tax	(941,000)	579,000

Balance at end of period	$(1,342,000)	$581,000

Other Comprehensive Income

Other comprehensive income was as follows:

	Six months ended
	September 30, 2003	September 30, 2002
Net earnings	$21,671,000	$22,489,000
Unrealized gain (loss) on securities available-for-sale, net of tax	(65,000)	124,000
Unrealized gain (loss) on derivative instruments, net of tax	(941,000)	579,000
Total Other Comprehensive Income	$20,665,000	$23,192,000

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

Results of Operations

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002.

Net sales for the second quarter of fiscal 2004 increased 12.5% to $237,650,000 from $211,242,000 for the second quarter of fiscal 2003 due to a 16.8%, or $16,928,000, increase in snowmobile sales and a 14.2% or $11,412,000 increase in ATV sales. These increases were offset by a 6.4% or $1,932,000 decrease in parts, garments and accessory sales. Snowmobile unit volume increased 7.3% and ATV unit volume decreased 4.3% for the second quarter of fiscal 2004 compared to the same quarter last year. Quarter-to-quarter sales mix and units shipped is determined primarily by production cycles for snowmobiles and by production cycles and orders received for ATV sales. Year-to-date net sales increased 8.7% to $314,839,000 from $289,525,000 for the first six months of fiscal 2004 due to a 22.1% increase in ATV sales and a 3.2% increase in snowmobile sales, which offset a 4.0% decrease in parts, garments and accessory sales. Year-to-date snowmobile unit volume decreased 4.9% while ATV unit volume increased 3.3%. For fiscal 2004, the Company expects snowmobile sales to decline by approximately 2 percent but expects this decline to be offset by increased sales of ATVs and parts, garments, and accessories resulting in a modest increase in net sales for fiscal 2004 compared to fiscal 2003.

Gross profit for the second quarter of fiscal 2004 increased 6.0% to $56,172,000 from $52,970,000 for the same quarter in fiscal 2003.  The quarterly gross profit percentage for the second quarter in fiscal 2004 was 23.6%, compared to 25.1% for the second quarter in fiscal 2003. Year-to-date gross profit increased 4.0% to $74,698,000 from $71,813,000 for the same period last year. The year-to-date gross profit percentage was 23.7% compared to 24.8% for the same period last year. Both the quarterly and year-to-date decreases in the gross profit percentages were primarily due to increased ATV sales and less parts, garments and accessories in the sales mix than a year ago.

Operating expenses for the second quarter of fiscal 2004 increased 6.9% to $24,616,000 from $23,032,000 for the second quarter of last year. As a percent of sales, operating expenses were 10.4% for the second quarter of fiscal 2004 versus 10.9% for the same quarter last year. Year-to-date operating expenses for the period ended September 30, 2003 were $43,241,000 compared to $39,357,000 for the same period last year. As a percent of sales, operating expenses were 13.7% for the first six months of fiscal 2004 compared to 13.6% for the first six months of fiscal 2003. Both the quarterly and year-to-date increases in operating expenses resulted from increased operating expenses related to increased sales levels.

Other income for the second quarter of fiscal 2004 decreased 31.9% to $162,000 from $238,000 for the second quarter of last year. Year-to-date other income decreased 33.3% to $411,000 from $616,000. Both the quarterly and year-to-date decreases resulted from lower interest income earned on investments due to lower interest rates and lower average cash balances.

Net earnings for the second quarter of fiscal 2004 increased 5.1% to $21,569,000 from $20,520,000 for the same quarter last year. Diluted earnings per share were $0.98 and $0.91 for the second quarters of fiscal 2004 and 2003. Year-to-date net earnings decreased 3.6% to $21,671,000 from $22,489,000. Year-to-date diluted net earnings per share for the first six months of fiscal 2004 were $0.98 compared to $0.98 per share for the same period last year.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements during the year.  Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin.  During the six months ended September 30, 2003, the Company repurchased $29,185,000 of common shares compared to $22,357,000 for the same six month period of the prior year. Cash and short-term investments were $40,699,000 and $56,338,000 at September 30, 2003 and 2002 respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

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

There have been no changes in internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibit Number	Description
3 (a)	Amended and Restated Articles of Incorporation of Company (3)

3 (b)	Restated By-Laws of the Company (1)

4 (a)	Form of Specimen Common Stock Certificate (1)

4 (b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001 (4)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	CFO Certification pursuant section 302 of the Sarbanes-Oxley Act Of 2002. (2)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)                                                          Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984).

(2)                                                          Filed with this Form 10-Q.

(3)                                                          Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(4)                                                          Incorporated by reference to Exhibit 1 to the Company’s Registration on Form 8-A filed with the SEC on September 20, 2001.

(b)	Reports on Form 8-K

On July 22, 2003 the Company furnished a Form 8-K under Item 9 (for Item 12 as permitted by SEC guidance) regarding its results of operations and also furnished a transcript of a related conference call for the three months ended June 30, 2003.

On October 21, 2003, the Company furnished a Form 8-k under item 12 regarding its results of operations and also furnished a transcript of a related conference call for the six months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date:	November 14, 2003	By s/Christopher A. Twomey
Christopher A. Twomey
Chief Executive Officer

Date:	November 14, 2003	By s/Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer