Form 10-Q
period 2003-12-31
ARCTIC CAT INC
filed 2004-02-13
CIK 719866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended December 31, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:   0-18607

ARCTIC CAT INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Brooks Avenue South, Thief River Falls, Minnesota	56701
(Address of principal executive offices)	(Zip Code)

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

At February 10, 2004, 14,302,504 shares of Common Stock and 6,717,000 shares of Class B Common Stock of the Registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2003	March 31, 2003
ASSETS
CURRENT ASSETS
Cash and equivalents	$7,672,000	$33,081,000
Short-term investments	56,970,000	58,214,000
Accounts receivable, less allowances	43,066,000	29,018,000
Inventories	103,948,000	71,723,000
Prepaid expenses	993,000	3,829,000
Income taxes receivable	—	5,009,000
Deferred income taxes	16,092,000	14,417,000

Total current assets	228,741,000	215,291,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	123,216,000	110,924,000
Land, buildings and improvements	21,677,000	20,428,000

	144,893,000	131,352,000
Less accumulated depreciation	80,913,000	68,352,000

	63,980,000	63,000,000

	$292,721,000	$278,291,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$36,166,000	$35,865,000
Accrued expenses	46,075,000	42,462,000
Income taxes payable	6,672,000	—

Total current liabilities	88,913,000	78,327,000

DEFERRED INCOME TAXES	13,134,000	12,678,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY	—	—
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 14,295,963 at December 31, 2003; 14,487,849 at March 31, 2003	143,000	144,000
Class B common stock, par value $.01; 7,560,000 shares authorized; issued, and outstanding, 6,717,000 at December 31, 2003; 7,560,000 at March 31, 2003.	67,000	76,000
Accumulated other comprehensive Income (loss)	224,000	(336,000)
Retained earnings	190,240,000	187,402,000

	190,674,000	187,286,000

	$292,721,000	$278,291,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002

Net sales	$194,618,000	$176,175,000	$509,457,000	$465,700,000

Cost of goods sold	150,637,000	136,522,000	390,778,000	354,234,000

Gross profit	43,981,000	39,653,000	118,679,000	111,466,000

Selling, general and administrative expenses	29,945,000	24,595,000	73,186,000	63,952,000
Watercraft Exit Costs	—	(2,404,000)	—	(2,404,000)

Operating profit	14,036,000	17,462,000	45,493,000	49,918,000

Other income
Interest income	279,000	452,000	690,000	1,068,000

Earnings before income taxes	14,315,000	17,914,000	46,183,000	50,986,000

Income tax expense	4,582,000	6,002,000	14,779,000	16,585,000

Net earnings	$9,733,000	$11,912,000	$31,404,000	$34,401,000
Net earnings per share
Basic	$0.46	$0.54	$1.46	$1.53
Diluted	$0.46	$0.53	$1.44	$1.51

Weighted average shares outstanding
Basic	21,009,000	22,099,000	21,562,000	22,505,000
Diluted	21,316,000	22,289,000	21,855,000	22,737,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended December 31,
	2003	2002
Cash flows from operating activities
Net earnings	$31,404,000	$34,401,000
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	15,706,000	12,790,000
Deferred income taxes	(1,547,000)	(596,000)
Tax benefit from stock option exercises	1,242,000	1,121,000
Changes in operating assets and liabilities:
Trading securities	(24,000)	1,319,000
Accounts receivable	(14,048,000)	(18,220,000)
Inventories	(32,225,000)	(22,659,000)
Prepaid expenses	2,836,000	1,615,000
Accounts payable	1,383,000	4,431,000
Accrued expenses	3,613,000	1,544,000
Income taxes	11,681,000	9,756,000
Net cash provided by operating activities	20,021,000	25,502,000

Cash flows from investing activities
Purchase of property and equipment	(16,686,000)	(13,965,000)
Sale and maturity of available-for-sale securities	1,074,000	1,136,000
Net cash used in investing activities	(15,612,000)	(12,829,000)

Cash flows from financing activities
Proceeds from issuance of common stock	4,897,000	2,570,000
Dividends paid	(4,103,000)	(4,058,000)
Repurchase of common stock	(30,612,000)	(24,499,000)
Net cash used in financing activities	(29,818,000)	(25,987,000)

Net decrease in cash and equivalents	(25,409,000)	(13,314,000)

Cash and equivalents at the beginning of period	33,081,000	43,466,000

Cash and equivalents at the end of period	$7,672,000	$30,152,000

Supplemental disclosure of cash payments for income taxes	$6,683,000	$9,930,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2003 and, the results of operations for the three and nine month periods ended December 31, 2003 and 2002 and cash flows for the nine month periods ended December 31, 2003 and 2002.  Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2003 is derived from the audited balance sheet as of that date.

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

The Company’s reported net earnings and basic and diluted net earnings per share for the three and nine months ended December 31, 2003 and 2002, would have been as follows had the fair value method been used for valuing stock options granted to employees.

	Three months ended December 31,
	2003	2002
Net earnings:
As reported	$9,733,000	$11,912,000
Additional compensation expense, net of tax	172,000	259,000
Proforma	$9,561,000	$11,653,000
Net earnings per share
As reported
Basic	$0.46	$0.54
Diluted	0.46	0.53
Proforma
Basic	$0.46	$0.53
Diluted	0.45	0.52

	Nine months ended December 31,
	2003	2002
Net earnings:
As reported	$31,404,000	$34,401,000
Additional compensation expense, net of tax	758,000	851,000
Proforma	$30,646,000	$33,550,000
Net earnings per share
As reported
Basic	$1.46	$1.53
Diluted	1.44	1.51
Proforma
Basic	$1.42	$1.49
Diluted	1.40	1.48

NOTE C—NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.  Options to purchase 400,481 shares of common stock with weighted average exercise prices of $15.76 were outstanding during the three months ended December 31, 2002. There were no anti-dilutive shares during the three months ended December 31, 2003. Options to purchase 113,574 and 348,898 shares of common stock with weighted average exercise prices of $20.94 and $15.69 were outstanding during the nine months ended December 31, 2003 and 2002, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted Average Shares outstanding consist of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Weighted average number Of common shares Outstanding	21,009,000	22,099,000	21,562,000	22,505,000

Dilutive effect Of Option Plan	307,000	190,000	293,000	232,000

Common and potential common shares outstanding - diluted	21,316,000	22,289,000	21,855,000	22,737,000

NOTE D—SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	December 31, 2003	March 31, 2003

Trading securities	$49,151,000	$49,127,000
Available-for-sale debt securities	7,819,000	9,087,000

	$56,970,000	$58,214,000

NOTE E—INVENTORIES

Inventories consist of the following:

	December 31, 2003	March 31, 2003

Raw materials and sub-assemblies	$13,859,000	$17,575,000
Finished goods	54,647,000	22,293,000
Parts, garments and accessories	35,442,000	31,855,000

	$103,948,000	$71,723,000

NOTE F—ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2003	March 31, 2003

Marketing	$12,855,000	$13,275,000
Compensation	8,620,000	8,389,000
Warranties	17,999,000	12,205,000
Insurance	4,838,000	5,619,000
Other	1,763,000	2,974,000

	$46,075,000	$42,462,000

The changes in the PWC exit accrual (included in other expenses) were as follows:

	Consumer Incentives	Other Matters	Total

Balance at March 31, 2002	$4,655,000	$2,854,000	$7,509,000

Change in estimates	(4,000,000)	(2,404,000)	(6,404,000)
Cash payments	(207,000)	—	(207,000)

Balance at December 31, 2002	448,000	450,000	898,000

Change in estimates	—	—	—
Cash payments	(21,000)	—	(21,000)

Balance at March 31, 2003	427,000	450,000	877,000

Change in estimates	—	—	—
Cash Payments	(19,000)	—	(19,000)

Balance at December 31, 2003	$408,000	$450,000	$858,000

NOTE G-PRODUCT WARRANTIES

The Company generally provides a limited warranty to the original owner of snowmobiles for twelve months from the date of consumer registration and for six months on ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims become known or the amounts are determinable. The following represents changes in accrued warranty for the nine month period ended December 31:

	2003	2002
Balance at beginning of period	$12,205,000	$12,937,000
Warranty provision	14,174,000	13,077,000
Warranty claim payments	(8,380,000)	(7,071,000)
Balance at end of period	$17,999,000	$18,943,000

NOTE H–Shareholders’ Equity

Dividend Declaration

On January 22, 2004, the Company announced that it’s Board of Directors had declared a regular quarterly cash dividend of $0.07 per share, payable on March 2, 2004 to shareholders of record on February 12, 2004.

Share Repurchase

During the nine months ended December 31, 2003 and 2002, the Company invested $30,612,000 and $24,499,000, respectively, to repurchase and cancel 1,482,000 and 1,400,000, respectively, shares pursuant to the Board of Directors’ authorizations.  Included in the 2003 repurchases are 843,000 shares of Class B stock from Suzuki Motor Corporation, repurchased for $18,259,000 or $21.66 per share.

Additional Paid in Capital

During the nine months ended December 31, 2003 and 2002, additional paid in capital increases of $6,135,000 and $3,689,000 from the exercise of stock options were offset by share repurchases.

Accumulated Other Comprehensive Income

The components and changes in accumulated other comprehensive income (loss), net of taxes, during the following periods were as follows:

	Nine months ended
	December 31, 2003	December 31, 2002
Total Accumulated Other Comprehensive
Income (Loss)
Balance at beginning of period	$(336,000)	$(122,000)
Unrealized gain (loss) on securities available-for-sale, net of tax	(122,000)	99,000
Unrealized gain on derivative instruments, net of tax	682,000	961,000

Balance at end of period	$224,000	$938,000

Other Comprehensive Income

Other comprehensive income was as follows:

	Nine months ended
	December 31, 2003	December 31, 2002
Net earnings	$31,404,000	$34,401,000
Unrealized gain (loss) on securities available-for-sale, net of tax	(122,000)	99,000
Unrealized gain on derivative instruments, net of tax	682,000	961,000
Total Other Comprehensive Income	$31,964,000	$35,461,000

Note I–COMMITMENTS AND CONTINGENCIES

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

Results of Operations

THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2002.

Net sales for the third quarter of fiscal 2004 increased 10.5% to $194,618,000 from $176,175,000 for the third quarter of fiscal 2003 due to a 28.3% or $14,823,000 increase in ATV sales, a 5.1% or $4,862,000 increase in snowmobile sales and a 11.6% or $2,758,000 increase in parts, garments and accessory sales. Net sales for the third quarter of fiscal 2003 included a $4,000,000 reduction of a restructuring accrual for estimated sales incentives related to Arctic Cat’s exit from the personal watercraft (PWC) business in September 1999. ATV unit volume increased 23.0% and snowmobile unit volume decreased 8.9% for the third quarter of fiscal 2004 compared to the same quarter last year. Year-to-date net sales increased 9.4% to $509,457,000 from $465,700,000 for the first nine months of fiscal 2004 due to a 24.2% increase in ATV sales, a 4.0% increase in snowmobile sales, and a 1.7% increase in parts, garments and accessory sales.

Year-to-date ATV unit volume increased 9.5% while snowmobile unit volume decreased 6.4%. For fiscal 2004, the Company expects net sales will grow 9 percent to 11 percent and be in the range of $629 million to $639 million.

Gross profit for the third quarter of fiscal 2004 increased 10.9% to $43,981,000 from $39,653,000 for the same quarter in fiscal 2003.  The quarterly gross profit percentage for the third quarter in fiscal 2004 was 22.6%, compared to 22.5% for the third quarter in fiscal 2003. Year-to-date gross profit increased 6.5% to $118,679,000 from $111,466,000 for the same period last year. The year-to-date gross profit percentage was 23.3% compared to 23.9% for the same period last year. The year-to-date decrease in the gross profit percentage was primarily due to the aforementioned reduction of estimated PWC restructuring accruals in the previous fiscal year.

Operating expenses for the third quarter of fiscal 2004 increased 34.9% to $29,945,000 from $22,191,000 for the third quarter of last year. As a percent of sales, operating expenses were 15.4% for the third quarter of fiscal 2004 versus 12.6% for the same quarter last year. Year-to-date operating expenses for the period ended December 31, 2003 were $73,186,000 compared to $61,548,000 for the same period last year. As a percent of sales, operating expenses were 14.4% for the first nine months of fiscal 2004 compared to 13.2% for the first nine months of fiscal 2003. Both the quarterly and year-to-date increases in operating expenses resulted primarily from losses incurred on Canadian exchange forward contracts and increased operating expenses related to increased sales levels and a $2,404,000 net reduction of estimated PWC restructuring accruals which was offset by a $1,000,000 change in estimate for other non-exit PWC related accruals in the third quarter of fiscal 2003.

Other income for the third quarter of fiscal 2004 decreased 38.3% to $279,000 from $452,000 for the third quarter of last year. Year-to-date other income decreased 35.4% to $690,000 from $1,068,000. Both the quarterly and year-to-date decreases resulted from lower interest income earned on investments due to lower interest rates and lower average cash balances.

Net earnings for the third quarter of fiscal 2004 decreased 18.3% to $9,733,000 from $11,912,000 for the same quarter last year. Diluted earnings per share were $0.46 and $0.53 for the third quarters of fiscal 2004 and 2003. Year-to-date net earnings decreased 8.7% to $31,404,000 from $34,401,000. Year-to-date diluted net earnings per share for the first nine months of fiscal 2004 were $1.44 compared to $1.51 per share for the same period last year. Both the quarterly and year-to-date decreases in net earnings are mainly due to a $3,405,000 after tax net reduction of the PWC related accruals in the third quarter of fiscal 2003.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements during the year.  Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin.  During the nine months ended December 31, 2003, the Company repurchased $30,612,000 of common shares compared to $24,499,000 for the same nine month period of the prior year. Cash and short-term investments were $64,642,000 and $86,429,000 at December 31, 2003 and 2002 respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

The Company believes that the cash generated from operations and available ash will be sufficient to meet its working capital, regular  quarterly dividend, share repurchase program, and capital expenditure  requirements on a short and long-term basis.

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

10.a

Program Agreement, dated as of January 20, 2003, by and between Arctic Cat Sales Inc. and Textron Financial Corporation (Confidential treatment pursuant to 17 CFR Sections 200.80(b) and 240.246-2 has been requested for certain portions of this exhibit. Such portions have been omitted herein and have been filed separately with the SEC.)

10.b	Repurchase Agreement, dated as of January 20, 2003, by and between Arctic Cat Sales Inc. and Textron Financial Corporation.

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	(2)

31.2	CFO Certification pursuant section 302 of the Sarbanes-Oxley Act Of 2002.	(2)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	(2)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	(2)

(1)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984).
(2)	Filed with this Form 10-Q.
(3)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(4)	Incorporated by reference to Exhibit 1 to the Company’s Registration on Form 8-A filed with the SEC on September 20, 2001.

(b)	Reports on Form 8-K

On October 21, 2003, the Company filed a Form 8-K under item 12 to furnish its results of operations and a transcript of a related conference call for the six months ended September 30, 2003.

On January 22, 2004, the Company filed a Form 8-K under item 12 to furnish its results of operations for the nine months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the  undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date:	February 13, 2004	By s/ Christopher A. Twomey
Christopher A. Twomey
Chief Executive Officer

Date:	February 13, 2004	By s/ Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer