Form 10-K
period 2004-03-31
ARCTIC CAT INC
filed 2004-06-14
CIK 719866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended March 31, 2004 or

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

Yes     ☒      No       ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes     ☒      No       ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $245,000,000.

At June 2, 2004, 14,126,206 shares of Common Stock and 6,717,000 shares of Class B Common Stock of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held on August 4, 2004 are incorporated by reference into Part III of this Form 10-K

ARCTIC CAT INC.

FORM 10-K

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

Industry Background

Snowmobiles – The snowmobile, developed in the 1950’s, was originally intended to be used as a utility vehicle, but today the overwhelming majority of the industry’s sales are for recreational use. Between the late 1950’s and early 1970’s, the industry expanded dramatically reaching a peak of over 100 manufacturers and a high of almost 495,000 units sold to retail customers in North America in 1971. Today the number of major industry participants has decreased to four, Arctic Cat, Bombardier Recreational Products (Bombardier), Polaris and Yamaha. The Company believes there are currently more significant barriers to entry into the snowmobile market than existed in the 1970’s. These barriers include increased brand loyalty, long-standing dealer and distributor networks and relationships, limited engine sources, manufacturing and engineering expertise and higher initial set-up costs. Industry-wide snowmobile sales to retail customers in North America were approximately 158,000 units for the 2004 model year.

All-Terrain Vehicles (ATVs) – The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. The most popular ATV use is general recreation, followed by hunting/fishing, farm/ranch use, hauling/towing, transportation, and commercial uses. From 1970 to 1986, the number of ATVs retailed in the United States continued to grow until peaking in 1986 with approximately 535,000 units sold during that calendar year. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 151,000 units. Since 1992, sales have increased each year reaching approximately 799,000 units in calendar 2003. Major competitors in the industry include Honda, Yamaha, Kawasaki, Bombardier, Polaris and Suzuki and in early 2004 John Deere entered the market.

Products

Snowmobiles – The Company produces a full line of snowmobiles, consisting of 56 models, marketed under the Arctic Cat brand name, and designed to satisfy various market niches. The 2004 Arctic Cat models carry suggested U.S. retail prices ranging from $3,899 to $9,799, excluding a youth model which is sold at a suggested U.S. retail price of $2,049. Arctic Cat snowmobiles are sold in the United States, Canada, Scandinavia and other international markets.

The Company’s 2004 year snowmobile models are categorized as Performance, Trail Performance, Mountain, Touring and Utility. The Company markets: Performance Arctic Cat snowmobiles under the names Firecat and ZR; Trail Performance Arctic Cat snowmobiles under the name Z, Sabercat and T660 Turbo; Mountain snowmobiles under the names Mountain Cat and King Cat; Touring models under the names Panther, Pantera, and T660 Touring; and Utility models under the name Bearcat. In addition, to encourage family involvement in snowmobiling, the Company offers a youth snowmobile marketed under the ZR120 name.

The Company believes the Arctic Cat brand name enjoys a premier image among snowmobile enthusiasts and that its snowmobiles have a long-standing reputation for quality, performance, fuel management, style, comfort, ride and handling. Arctic Cat snowmobiles offer a wide range of standard and optional features which enhance the operation, riding comfort and performance. Such features include hydraulic disc brakes, remote starters and a technologically advanced front and rear suspension. Arctic Cat is the industry leader in fuel management technology offering electronic fuel injection (EFI) system on its snowmobiles. The Company recently introduced a snowmobile with a turbo four stroke inter-cooled engine. In 1999, the Company developed a new corporate brand “ACT”TM (Arctic Cat Technology) in order to recognize and leverage its industry-leading technology and engineering.

Arctic Cat believes that it has been able to grow in the worldwide snowmobile retail sales due to its emphasis on new product development. A new model has been introduced by the Company nearly every year since its formation, and in recent years new models have been among the Company’s best sellers. In the 2004 model year, over 75 percent of the Company’s snowmobile sales were from models or model variations not available three years earlier.

All-Terrain Vehicles (ATVs) – In December 1995, the Company introduced its first ATV. Since that time the Arctic Cat line has grown to 26 models. Features like fully independent front and rear suspensions, hydraulic disc brakes, hi-low range, high ground clearance, MRP Speedracks and a large fuel tank, all make Arctic Cat ATVs consumer friendly. The 2004 Arctic Cat ATV models carry suggested U.S. retail prices ranging from $3,299 to $7,899, excluding youth models which are sold at suggested U.S. retail prices ranging from $1,799 to $2,299.

Arctic Cat has continued to expand into international markets by adding new distributors, entering new territories, and developing new markets. The Company produces ATVs for AGCO Corporation under the Arctic Cat and Massey Ferguson/Delta Allis brands for distribution through their dealer network outside of North America.

Arctic Cat believes its ATVs are renowned for their power and durability and are well received within the market. For model year 1998, the Arctic Cat 300 was named “Editors Choice” by Sports Afield and “Best In Class” by ATV Magazine. For model year 1999, ATV Magazine named the 300 4x4 as “Best in Class” and the 500 4x4 as the Editors Pick for “Best-for-Work” machine. Farm Industry News gave Arctic Cat 2000 models the FinOvation Award for having the greatest reader interest. ATV Magazine awarded the Arctic Cat 250 4x4 model “Best in Class” in fiscal 2001 and “Best Utility” in 2002. In 2003 Arctic Cat MRP models received the 2003 Product Innovation Award from ATV Magazine. In 2004 the Arctic Cat 650 V-twin received “ATV of the Year” award from both “ATV Illustrated” and “ATV Guide”.

Parts, Garments and Accessories – The Company is the exclusive provider of genuine Arctic Cat snowmobile and ATV parts, garments and accessories. Included are replacement parts and accessory items to upgrade Arctic Cat snowmobiles such as electric start and reverse kits, luggage racks and bags, backrests, machine covers, windshields, and colored accessories. Other items include maintenance supplies such as oil and fuel additives, track studs and carbide runners.  Arctic Cat ATV parts and accessories include winch kits, snow plow kits, MRP Speedrack accessories, portable lights, utility bags as well as maintenance supplies.

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

Manufacturing and Engineering

Arctic Cat snowmobiles and ATVs are manufactured at the Company’s facilities in Thief River Falls, Minnesota. The Company paints snowmobile hoods and produces other parts for Arctic Cat snowmobiles and ATVs in Madison, South Dakota. The Company also has a facility in Bucyrus, Ohio which houses its service parts, garments and accessories distribution operations. The Company has strategically identified specific core manufacturing competencies for vertical integration and has chosen outside vendors to provide other parts. The Company has developed relationships with selected high quality vendors in order to obtain access to particular capabilities and technologies outside the scope of the Company’s expertise. The Company designs component parts often in cooperation with its vendors, contracts with them for the development of tooling, and then enters into agreements with these vendors to purchase component parts manufactured utilizing the tooling. In its vertically integrated operations, the Company manufactures hoods, foam seats, seat covers and machines, welds and paints other components. The Company completes the total assembly of its products at its facilities in Thief River Falls. Manufacturing operations include digital and computer-automated equipment to speed production, reduce costs and improve the quality, fit and finish of every product.  The Company believes that all raw materials used in its manufacturing process and all component parts, with the exception of engines are available from multiple alternative vendors on relatively short notice at competitive prices.

Suzuki Motor Corporation (“Suzuki”) has manufactured snowmobile and ATV engines for the Company pursuant to supply agreements which are automatically renewed annually unless terminated. While notice of termination of the supply agreements may be given annually, effective termination of supply would take at least one model year for snowmobile and two model years for ATVs due to contractual notice requirements.

The Company is in the second year of a three year agreement with Kawasaki to supply Arctic Cat certain ATV engines. In fiscal 2004 this amounted to approximately 15% of the Company’s engine requirements.

The Company and Suzuki have enjoyed an excellent relationship since the Company’s inception. Suzuki purchased approximately 31% of the Company’s then outstanding capital stock in July 1988, prior to the Company’s initial public offering in July of 1990, and is currently the Company’s largest shareholder with approximately 32% of the Company’s outstanding capital stock. If Suzuki or Kawasaki were ever to cease supplying engines to the Company, such an interruption could materially and adversely affect production. The Company believes it could take up to two model years for a new engine supplier to be in a position to manufacture the Company’s specially designed engines.

In May 2004 the Company announced it would begin building 650cc ATV engines late in fiscal 2005 as part of a strategic first step in a new engine program. The Company believes that having the capability to design and build its own ATV engines will enable Arctic Cat to offer customers more choices, provide excellent value and enhance its long-term competitive position.

Since the Company began snowmobile production, it has followed a build-to-order policy to control inventory levels. Under this policy, the Company only manufactures a number of snowmobiles equivalent to the orders received from its dealers and distributors, plus a number of uncommitted machines used for dealer and market development, in-house testing and miscellaneous promotional purposes. Speculative production and excessive inventories in certain periods during the 1970’s and early 1980’s contributed to significant price discounting in the snowmobile industry. Since the consolidation of the snowmobile industry in the mid-1970’s through the early 1980’s, speculative production in the industry has been reduced and the Company believes dealer inventories have remained consistently below historic peak levels. The Company believes dealer inventory levels of non-current Arctic Cat model snowmobiles have regularly been and are currently among the lowest in the industry.

Most sales of snowmobiles to retail customers begin in the early fall and continue during the winter. Orders by dealers and distributors for each year’s production are placed in the spring following a series of dealer and distributor meetings. Snowmobiles are built commencing in the spring and continuing through late autumn or early winter. Since its inception, the Company has experienced a low level of snowmobile order cancellations.

Retail sales of ATVs occur throughout the year with seasonal highs occurring in the spring and fall. The Company builds ATVs throughout the year to coincide with dealer and consumer demand.

The Company is committed to an ongoing engineering program dedicated to innovation and to continued improvements in the quality and performance of its products as well as product diversification.  The Company currently employs 156 individuals in the design and development of new and existing products, with an additional 28 individuals directly involved in the testing of snowmobiles and ATVs in normal and extraordinary conditions at the Company’s test track. In addition, snowmobiles and ATVs are tested in conditions and locations similar to those in which they are used. The Company uses computer-aided design and manufacturing systems to shorten the time between initial concept and final production. For 2004, 2003, and 2002, the Company spent approximately $14,736,000, $14,254,000, and $15,244,000 on engineering, research and development. In addition, utilizing their particular expertise, the Company’s vendors regularly test and apply new technologies to the design and production of component parts.

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

The Company’s dealers enter into an annual renewable contract and are required to maintain status as an authorized dealer in order to continue selling the Company’s products. To obtain and maintain such status, dealers are expected to order a sufficient number of snowmobiles and/or ATVs to service their market area adequately. In addition, the dealers must perform service on these units and maintain satisfactory service performance levels, and their mechanics must complete special training provided by the Company. Dealers are also expected to carry adequate levels of inventory of genuine Arctic Cat parts and accessories. As is typical in the industry, most of the Company’s dealers also sell some combination of motorcycles, marine products, lawn and garden products and other related products. Approximately 50% of the Company’s dealers are single line dealers and sell only Arctic Cat branded snowmobiles and ATVs. Relations with dealers are generally considered excellent.

The Company utilizes distributors outside the contiguous 48 United States and Canada to take advantage of their knowledge and experience in their respective markets and to increase market penetration of its products. Canadian sales are made in Canadian dollars, nearly all of which is financed through certain Canadian financial institutions. Sales outside North America are normally made in U.S. dollars and most are supported by letters of credit.

The Company’s marketing efforts are comprised of dealer, distributor and consumer promotions, advertising and cooperative programs with its dealers and distributors. Each year, the Company and its distributors conduct dealer shows in order to introduce the upcoming year’s models and to promote dealer orders. Marketing activities are also designed to promote directly to consumers. Products are advertised by the Company in consumer magazines and through other media. In addition,  the Company engages in extensive dealer cooperative advertising, on a local and national level, whereby the Company and its dealers share advertising costs. Each season the Company produces promotional films, product brochures, point of purchase displays, leaflets, posters and banners, and other promotional items for use by dealers. The Company also participates in consumer shows and rallies with dealers and sponsors independent racers who participate in snowmobile races throughout the world. In order for its dealers and distributors to remain price competitive and to reduce retail inventories, the Company will from time to time make available to them rebate programs, discounts, or other incentives. The Company publishes and mails, during the year, magazines called Pride (snowmobile) and Ride (ATV) to registered owners of its products.

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

Regulation

Both federal and state authorities have vigorous environmental control requirements relating to air, water and noise pollution that affect the manufacturing operations of the Company. The Company endeavors to insure that its facilities comply with applicable environmental regulations and standards. Various states and other governmental agencies have also promulgated safety regulations regarding the use of snowmobiles and ATVs. The Company has supported laws and regulations pertaining to safety and exhaust emissions. The Company believes that the adoption of any pending laws or regulations would not negatively affect its products to any greater degree than those of its competitors.

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

The Company is a member of the International Snowmobile Manufacturers Association (ISMA), a trade association formed to promote safety in the manufacture and use of snowmobiles, among other things. The ISMA is currently made up of Arctic Cat, Bombardier, Yamaha, and Polaris. The ISMA members are also members of the Snowmobile Safety and Certification Committee (SSCC), which promulgated voluntary safety standards for snowmobiles. The SSCC standards, which require testing and evaluation by an independent testing laboratory of each model category produced by participating snowmobile manufacturers, have been adopted by the Canadian Ministry of Transport. Following the development of the SSCC standards, the U.S. Consumer Products Safety Commission denied a petition to develop a mandatory federal safety standard for snowmobiles in light of the high degree of adherence to the SSCC standards in the United States. Since the Company’s inception, all of its models have complied with the SSCC standards.

The Company is a member of the Specialty Vehicle Institute of America (SVIA), a trade association organized to foster and promote the safe and responsible use of ATVs manufactured and/or distributed throughout the United States of America. The Company is also a member of the Canadian All-Terrain Vehicle Distributors Council (CATV), as well as the All-Terrain Vehicle Association of Europe.

Effects of Weather

While from time to time lack of snowfall in a particular region of the United States or Canada may adversely affect snowmobile retail sales within that region, the Company works to mitigate this effect by taking snowmobile orders in the spring for the following winter season and by working with its dealers to facilitate the movement of snowmobiles out of a region with light snowfall to another region with heavier snowfall. Nonetheless, there is no assurance that weather conditions will not materially affect the Company’s future sales of snowmobiles.

Employees

At March 31, 2004, the Company had 1,469 employees including 285 salaried and 1,184 hourly and production personnel. The Company’s employees are not represented by a union or subject to a collective bargaining agreement. The Company has never experienced a strike or work stoppage and considers its relations with its employees to be excellent.

Intellectual Property

The Company makes an effort to patent all significant innovations that it considers patentable and owns numerous patents for its snowmobiles, ATVs and other products. Trademarks are important to the Company’s snowmobile, ATVs and related parts, garments and accessories business activities. While from time to time the Company becomes aware of the unauthorized use of its trademarks, particularly in the sale of promotional items, the Company has a program of trademark enforcement to eliminate the unauthorized use of its trademarks, thereby strengthening the value of its trademarks and improving its image and customer goodwill. The Company believes that its “Arctic Cat” registered trademark is its most significant trademark. Additionally, the Company has numerous registered trademarks, trade names and logos, both in the United States and internationally.

Available Information

The Company has a website at www.arcticcat.com. Contents of such website are not part of or incorporated by reference into this annual report.

Since November 15, 2002, the Company has made its annual reports, quarterly reports and current reports available on its website as soon as reasonably practicable after such report has been filed with the SEC.

ITEM 2. PROPERTIES

The following sets forth the Company’s material property holdings as of March 31, 2004.

Location	FacilityType / Use	Owned or Leased	Sq Ft.
Thief River Falls, Minnesota	Manufacturing / Corporate Office	Owned	558,000
Thief River Falls, Minnesota	Warehouse	Leased	60,500
Thief River Falls, Minnesota	Warehouse	Leased	14,350
Madison, South Dakota	Manufacturing	Owned	40,000
Bucyrus, Ohio	Distribution Center	Owned	220,000
Winnipeg, Manitoba	Service Center	Leased	10,602
Island Park, Idaho	Test & Development Facility	Owned	3,000

ITEM 3. LEGAL PROCEEDINGS

Accidents involving personal injury and property damage occur in the use of snowmobiles and ATVs. Claims have been made against the Company from time to time. It is the Company’s policy to vigorously defend against these actions. The Company believes that the cases in discovery are adequately covered by reserves and product liability insurance. The Company is not involved in any legal proceedings which it believes will have the potential for a materially adverse impact on the Company’s business or financial condition.

Product liability insurance is presently maintained by the Company on a “per occurrence” basis (with coverage being provided in respect of accidents which occurred during the policy year, regardless of when the related claim is made) in the amount of $10,000,000 in the aggregate, with a $5,000,000 self-insured retention. The Company believes such insurance is adequate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders during the fourth quarter of fiscal 2004.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Christopher A. Twomey	56	Chairman of the Board of Directors, President and Chief Executive Officer
Timothy C. Delmore	50	Chief Financial Officer and Corporate Secretary
Terry J. Blount	61	Vice President – Human Resources
Robert Bonev	46	Vice President – Sales and Marketing
Ronald G. Ray	55	Vice President – Operations
Roger H. Skime	61	Vice President – Research & Development
Ole E. Tweet	57	Vice President – New Product Development

Mr. Twomey has been Chairman since 2003, President and Chief Executive Officer of the Company since January 1986 and director since 1987. Mr. Twomey is currently serving as a director of The Toro Company and Universal Trailer Corporation.

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

Mr. Ray has been Vice President – Operations since April of 2004; prior to that he served as the Company’s Vice President – Manufacturing since 1992 and has over 30 years of manufacturing experience. Before joining Arctic Cat he served eight years as Vice President of Manufacturing for a Minnesota-based company.

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

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER OF EQUITY SECURITIES

The Company’s common stock is traded on the Nasdaq National Market under the Nasdaq symbol “ACAT”. Quotations below represent the high and low sale prices as reported by Nasdaq. The Company’s stock began trading on the Nasdaq National Market on June 26, 1990.

Years ended March 31,	2004		2003
Quarterly Prices	High	Low	High	Low
First Quarter	$19.71	$15.03	$20.75	$16.00
Second Quarter	$22.25	$18.25	$17.41	$13.54
Third Quarter	$25.45	$18.52	$18.20	$12.95
Fourth Quarter	$28.55	$22.68	$17.93	$12.35

As of June 2, 2004, the Company had approximately 468 stockholders of record, including the nominee of Depository Trust Company which held 12,854,029 shares of common stock.

Cash Dividends Paid

Cash Dividends are declared quarterly and have been paid since 1995. As of October 23, 2003, the quarterly dividend was increased to $0.07 per share.

Quarter	2004	2003
First Quarter	$0.06	$0.06
Second Quarter	$0.06	$0.06
Third Quarter	$0.07	$0.06
Fourth Quarter	$0.07	$0.06
Total	$0.26	$0.24

Purchases of Company Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2004 – January 31, 2004	0	$—	0	567,800
February 1, 2004 – February 28, 2004	131,400	$26.21	131,400	436,400
March 1, 2004 – March 31, 2004	18,600	$25.69	18,600	417,800

The Company purchases Company common stock primarily to offset the dilution created by employee stock option programs and as an alternative in returning excess cash to shareholders.

The Company has a publicly announced stock repurchase stock purchase program which has been approved by the Board of Directors. The Board approved a $20 million repurchase program in August 2002. Pricing under this program has been delegated to management. There is no expiration date for this program.

The Company has executed the Company stock purchases in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. There have been no other purchases of the Company’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts)
Years ended March 31,	2004	2003		2002	2001	2000
INCOME STATEMENT DATA:
Net sales	$649,617	$577,070		$556,079	$502,449	$461,460
Cost of goods sold	510,445	448,266		433,297	398,019	376,202
Gross profit	139,172	128,804		122,782	104,430	85,258
Selling, general and administrative expenses	95,511	81,757		83,228	68,712	79,550
Operating profit	43,661	47,047		39,554	35,718	5,708
Interest income	993	1,442		2,543	4,563	4,591
Interest expense	—	—		—	—	—
Earnings before income taxes	44,654	48,489		42,097	40,281	10,299
Income taxes	14,289	15,786		13,471	13,293	2,678
Net earnings	$30,365	$32,703	(1)	$28,626	$26,988	$7,621	(2)
Net earnings per share
Basic	$1.42	$1.46	(1)	$1.21	$1.11	$0.30	(2)
Diluted	$1.40	$1.45	(1)	$1.20	$1.10	$0.30	(2)
Cash dividends per share	$0.26	$0.24		$0.24	$0.24	$0.24
Weighted average shares outstanding
Basic	21,424	22,396		23,587	24,231	25,535
Diluted	21,730	22,615		23,925	24,457	25,586

As of March 31,	2004	2003	2002	2001	2000
BALANCE SHEET DATA (In thousands):
Cash and short-term investments	$106,440	$91,295	$102,040	$99,828	$108,277
Working capital	133,012	136,964	133,785	127,216	132,072
Total assets	285,562	278,291	268,595	255,658	246,535
Long-term debt	0	0	0	0	0
Shareholders’ equity	185,953	187,286	181,638	170,442	162,558

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

QUARTERLY FINANCIAL DATA (unaudited)

(In thousands, except per share amounts)		Total Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales
2004		$649,617	$77,189	$237,650	$194,618	$140,160
2003		577,070	78,283	211,242	176,175	111,370
2002		556,079	77,821	211,081	167,917	99,260

Gross Profit
2004		$139,172	$18,526	$56,172	$43,981	$20,493
2003		128,804	18,843	52,970	39,653	17,338
2002		122,782	18,876	51,925	35,642	16,339

Net Earnings (Loss)
2004		$30,365	$102	$21,569	$9,733	$(1,039)
2003		32,703	1,969	20,520	11,912	(1,698)
2002		28,626	1,957	20,332	8,151	(1,814)

Net Earnings (Loss) Per Share
2004	Basic	$1.42	$0.00	$0.99	$0.46	$(0.05)
	Diluted	1.40	0.00	0.98	0.46	(0.05)
2003	Basic	1.46	0.09	0.92	0.54	(0.08)
	Diluted	1.45	0.08	0.91	0.53	(0.08)
2002	Basic	1.21	0.08	0.85	0.35	(0.08)
	Diluted	1.20	0.08	0.84	0.34	(0.08)

Part III

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Level Overview

Fiscal 2004 was the fourth consecutive year of record sales for Arctic Cat. Fiscal 2004 net sales increased nearly 13% to $649.6 million from $577.1 million in fiscal 2003. In fiscal 2004 net earnings were $30.4 million or $1.40 per diluted share. During the year the Company raised its dividend by 17 percent due to the Company’s strong financial position and ended the year with $106.4 million in cash and short-term investments.

The Company’s product lines consist of all-terrain vehicles (ATVs), snowmobiles and parts, garments and accessories.

ATV sales increased 25% in fiscal 2004 to $294.4 million from $235.9 million in fiscal 2003. For the first time ATV net sales have surpassed snowmobile net sales and are now the Company’s largest product line, comprising over 45% of net sales. The Company’s rapid ATV growth is due to Arctic Cat’s expanded product line-up that now fills nearly every market segment as well as overall growth in the ATV market.

Snowmobile sales increased 5% in fiscal 2004 to $258.4 million from $245.2 million in fiscal 2003 despite less than normal snowfall during the prior winter season. The Company expects that with normal snowfall Arctic Cat customers will renew their enthusiasm for the sport. Snowmobiles comprised 40% of the Company’s net sales in fiscal 2004.

Parts, garments and accessory sales increased 5% in fiscal 2004 to $96.8 million from $92.0 million in fiscal 2003. A return to more normal snowfall in key regions led to greater demand for snow-related items. Additionally, parts, garments and accessory sales benefited from the many new ATV products that were introduced last year. Parts, garments and accessory sales were 15% of the Company’s net sales in fiscal 2004.

Results of Operations

2004 vs. 2003 – During fiscal 2004 net sales increased 12.6% to $649,617,000 from $577,070,000 in fiscal 2003. ATV unit volume increased 13.0%, snowmobile unit volume decreased 6.0% and dollar sales of parts, garments and accessories increased $4,727,000. The Company believes the continued increase in ATV sales is due both to enthusiastic dealer and consumer reception of the Arctic Cat ATV and growth in the ATV market. Snowmobile unit volume decreased because of lower dealer orders related to less than normal snowfalls during the prior winter season in certain key regions in North America.

Gross profit increased 8.0% to $139,172,000 in 2004 from $128,804,000 in 2003. The gross profit percentage decreased to 21.4% versus 22.3% in 2003. The decrease in the 2004 gross profit percentage was mainly due to the fact that the fiscal 2003 gross profit benefited from a one-time $4,000,000 increase from the net reduction in PWC related restructuring accruals.

Selling, general and administrative expenses increased 16.8% to $95,511,000 in 2004 from $81,757,000 in 2003. Selling, general and administrative costs increased at a greater rate than the overall sales increase due to approximately $5 million of Canadian currency hedge costs. As a percent of net sales, operating expenses were 14.7% in 2004 compared with 14.2% in 2003.

Operating profits decreased 7.2% to $43,661,000 in 2004 from $47,047,000 in 2003. As a percent of net sales, operating profits were 6.7% in 2004 compared to 8.2% in 2003. The principal reason for this decrease was the PWC matter described in the gross margin discussion.

Interest income decreased 31.1% to $993,000 in fiscal 2004 from $1,442,000 in fiscal 2003 due to lower yields on invested cash related to lower rates of return.

Net earnings decreased 7.1% to $30,365,000 or $1.40 per diluted share from $32,703,000 or $1.45 per diluted share for fiscal 2003. Net earnings as a percent of net sales were 4.7% and 5.7% in 2004 and 2003, respectively. Net earnings in fiscal 2003 would have been $29,298,000 or $1.30 per diluted share without the net reduction in PWC related restructuring accruals.

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

Revenue Recognition – The Company recognizes revenue and provides for estimated marketing and sales incentive costs if applicable when products are shipped to dealers and distributors pursuant to their order the price is fixed and collection is reasonably assured. Arctic Cat has agreements with finance companies to repurchase products repossessed up to certain limits. Arctic Cat’s financial exposure to repurchase products is limited to the difference between the amount paid to the finance company and the resale value of the repossessed products. Historically, Arctic Cat has not incurred material losses as a result of repurchases nor has it provided a financial reserve for repurchases. Adverse changes in retail sales could cause this situation to change.

Marketing and Sales Incentive Costs – The Company provides for various marketing and sales incentive costs which are offered to its dealers and consumers at the latter of when the revenue is recognized or when the marketing and sales incentive program is approved and communicated. Examples of these costs include: dealer and consumer rebates, dealer floor plan financing assistance, sales associate incentives and other incentive and promotion programs. Adverse market conditions resulting in lower than expected retail sales or the matching of competitor programs could cause accrued marketing and incentive costs to materially increase if the Company authorizes and communicates new programs to its dealers. The Company estimates marketing and sales incentive costs based on expected usage and historical experience. The related marketing and sales incentive costs accrual is included in accrued marketing in the Company’s balance sheet. To the extent current experience differs with previous estimates the accrued liability for marketing and sales incentives is adjusted accordingly.

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

The Company utilizes historical trends and other analysis to assist in determining the appropriate loss. Adverse changes in the final determination of product liability or other claims made against the Company could have a material impact on the Company’s financial condition.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. In fiscal 2004 the Company incurred no short-term bank borrowings. The Company believes current available cash and cash generated from operations together with its available line of credit will provide sufficient funds to finance the Company on a short and long-term basis.

Cash and Short-Term Investments

Cash and short-term investments were $106,440,000 at March 31, 2004 compared to $91,295,000 at March 31, 2003. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin. The Company’s investment objectives are first, safety of principal and second, rate of return.

Financing Arrangements and Cash Flows

The Company has a $60,000,000 unsecured bank credit agreement for the documentary and stand-by letters of credit and for working capital purposes. Total working capital borrowings under the credit agreement are limited to $45,000,000 during the last six months of the fiscal year. The total letters of credit issued at March 31, 2004 were $35,253,000, of which $30,215,000 was issued to Suzuki Motor Corporation for engine and service parts purchases.

The Company has agreements with certain finance companies to provide snowmobile and ATV floor plan financing for the Company’s North American dealers. These agreements improve the Company’s liquidity by financing dealer purchases of products without requiring substantial use of the Company’s working capital. The Company is paid by the floor plan companies shortly after shipment and as part of its marketing programs the Company pays the floor plan financing of its dealers for certain set time periods depending on the size of a dealer’s order. The financing agreements require repurchase of repossessed new and unused units and set limits upon the Company’s potential liability for annual repurchases. The aggregate potential liability was approximately $23,549,000 at March 31, 2004. No material losses have been incurred by the Company under these agreements. The Company believes current available cash and cash generated from operations provide sufficient funding in the event there is a requirement to perform under this guarantee and repurchase agreement.

In 2004, the Company invested $25,053,000 in capital expenditures. The Company expects that fiscal 2005 capital expenditures, including tooling, will be approximately $28,500,000. Since 1996, the Company has repurchased over 9 million shares of common stock. In August 2002, the Company’s Board of Directors authorized an additional $20,000,000 share repurchase of which $10,604,000 remains available for repurchase. The Company believes that cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program and capital expenditure requirements on a short and long-term basis.

Contractual Obligations

The following table summarizes the Company’s significant future contractual obligations at March 31, 2004 (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual Obligations
Operating Lease Obligations	$0.2	$0.2	0	0
Purchase Obligations(1)	91.7	91.7	0	0
Total Contractual Obligations	$91.9	$91.9	0	0

(1)               The Company has outstanding purchase obligations with suppliers and vendors at March 31, 2004 for raw materials and other supplies as part of the normal course of business.

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

Inflation, Foreign Exchange Rates and Interest Rates

Inflation is not expected to have a significant impact on the Company’s business. The Company generally has been able to offset the impact of increasing costs through a combination of productivity gains and price increases.

During fiscal 2004, approximately 29% of the Company’s cost of sales was purchased from Japanese yen denominated suppliers.  The majority of these purchases were made from Suzuki Motor Corporation who supplies engines for the Company’s snowmobiles and ATVs. The Company has an agreement with Suzuki Motor Corporation for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually. During fiscal 2004, the exchange rate fluctuation between the U.S. dollar and the Japanese yen had a modest negative impact on the Company’s operating results. From time to time the Company utilizes foreign exchange cash flow hedging contracts to minimize the impact of exchange rate fluctuations relating to ATV engine purchases. During 2004, the average contracted forward exchange rate on these cash flow hedges was approximately 120 (Japanese Yen to the U.S. Dollar).  At March 31, 2004, there were no foreign exchange contracts outstanding for Japanese yen.

Sales to Canadian dealers are made in Canadian dollars with the U.S. dollar serving as the functional currency. During fiscal 2004, sales to Canadian dealers comprised 18.0% of total net sales. During fiscal 2004, the exchange rate fluctuation between the U.S. dollar and the Canadian dollar had a modest positive impact on operating profits. During 2004, the Company utilized cash flow hedges to mitigate the variability in Canadian exchange rate changes relating to Canadian dollar fund transfers to the United States. During 2004, the average contracted forward exchange rate on these cash flows hedges was approximately $1.50 (Canadian Dollar to U.S. Dollar). At March 31, 2004 there were Canadian dollar forward exchange contracts outstanding with notional amounts of $73,101,000.

The fair values of the Canadian dollar hedge contracts at March 31, 2004 represent an unrealized loss of $655,000.  A ten percent fluctuation in the currency rates as of March 31, 2004 would have resulted in a change in the fair value of the Canadian dollar hedge contracts of approximately $7,000,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of available-for-sale debt securities approximate related fair value and the associated market risk is not deemed to be significant.

The Company is a party to an unsecured bank line of credit arrangement under which it may borrow an aggregate of up to $60 million. Interest is charged at variable rates based on LIBOR or “prime”. In fiscal 2004 the Company incurred no short-term bank borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements, Notes, and Report of Independent Certified Public Accountants appear on pages 20 through 32. Quarterly financial data appears in Item 6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of March 31, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in internal controls over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the heading “Election of Directors”  and “Beneficial Ownership of Capital Stock-Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 4, 2004, is incorporated herein by reference.

Pursuant to instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information included under the heading “Executive Compensation and Other Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 4, 2004, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the heading “Beneficial Ownership of Capital Stock” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 4, 2004, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions, appearing under the heading “Executive Compensation and Other Information-Certain Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 4, 2004, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the heading “Auditors” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 4, 2004.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of report

1. Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K:

(i)	Consolidated Balance Sheets as of March 31, 2004 and 2003

(ii)	Consolidated Statements of Earnings for the three years ended March 31, 2004, 2003 and 2002

(iii)	Consolidated Statements of Shareholders’ Equity for the three years ended March 31, 2004, 2003 and 2002

(iv)	Consolidated Statements of Cash Flows for the three years ended March 31, 2004, 2003 and 2002

(v)	Notes to Consolidated Financial Statements

(vi)	Report of Independent Certified Public Accountants

2. Schedules filed as part of this Form 10-K.

The information required to be disclosed within Schedule II – Valuation and Qualifying Accounts is provided within the Consolidated Financial Statements of the Company, filed as part of this Form 10-K.

3. Exhibits

		Method of Filing
3(a)	Amended and Restated Articles of Incorporation of Company	(3)

3(b)	Restated By-Laws of the Company	(1)

4(a)	Form of specimen Common Stock Certificate	(1)

4(b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(4)

10(a)	1989 Stock Option Plan, as amended	(3)

10(b)	1995 Stock Option Plan, as amended	(3)

10(c)	Purchase/Supply Agreement dated as of March 1, 1985 between Suzuki Motor Co., Ltd. and the Company, and related Agreement on Implementation of Warranty Provision.	(1)

10(d)	Form of Employment Agreement between the Company and each of its executive officers	(1)

10(e)	Floorplan Repurchase Agreement dated July 13, 1984, between the Company and ITT Commercial Finance Corp.	(1)

10(f)	Floorplan Repurchase Agreement dated as of June 15, 1988, between the Company and ITT Commercial Finance, a division of ITT Industries of Canada, Ltd.	(1)

10(g)	Discretionary Revolving Credit Facility, dated as of June 6, 1997, between the Company and Wells Fargo Bank Minnesota, National Association.	(3)

10(h)	2002 Stock Plan	(5)

10(i)	Program agreement, dated as of January 20, 2003, by and between Arctic Cat Sales Inc. and Textron Financial Corporation (Confidential treatment pursuant to 17 CFR Sections 200.80(b) and 240.246-2 has been requested for certain portions of this exhibit. Such portions have been omitted herein and have been filed separately with the SEC.)	(6)

10(j)	Repurchase Agreement, dated as of January 20, 2003, by and between Arctic Cat Sales Inc. and Textron Financial Corporation	(6)

21	Subsidiaries of the Registrant	(2)

23	Consent of Independent Certified Public Accountants	(2)

31.1	Section 302 Certificate of Chief Executive Officer	(2)

31.2	Section 302 Certificate of Chief Financial Officer	(2)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)

(b) Reports on Form 8-K

On January 22, 2004, the Company filed a Form 8-K to furnish the SEC under Item 12 a press release regarding the registrant’s results of operations for the third quarter of 2004.

(c) Exhibits

Reference is made to Item 15(a) 3.

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

(4) Incorporated by reference to Exhibit 1 to the Company’s Registration on Form 8-A filed with the SEC on September 20, 2001.

(5) Incorporated by reference to Exhibit 99.1 to the Company’s Registration on Form S-8 filed with the SEC on September 6, 2002.

(6) Incorporated herein by reference to the Company's Quarterly Report, on Form 10-Q for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of June, 2004.

ARCTIC CAT INC.

/s/Christopher A. Twomey
Christopher A. Twomey
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Date

/s/	Christopher A. Twomey	June 14, 2004
Christopher A. Twomey
Chairman of the Board of Directors, President, Chief Executive Officer
(Principle Executive Officer)

/s/	Timothy C. Delmore	June 14, 2004
Timothy C. Delmore
Chief Financial Officer
(Principle Financial and Accounting Officer)

/s/	Robert J. Dondelinger	June 14, 2004
Robert J. Dondelinger, Director

/s/	William I. Hagen	June 14, 2004
William I. Hagen, Director

/s/	William G. Ness	June 14, 2004
William G Ness, Vice Chairman of the Board of Directors

/s/	Gregg A. Ostrander	June 14, 2004
Gregg A. Ostrander, Director

/s/	Kenneth J. Roering	June 14, 2004
Kenneth J. Roering, Lead Director

/s/	Motoo Murakami	June 14, 2004
Motoo Murakami, Director

Consolidated Balance Sheets

Arctic Cat Inc. March 31,	2004	2003

ASSETS
Current Assets
Cash and equivalents	$44,045,000	$33,081,000
Short-term investments	62,395,000	58,214,000
Accounts receivable, less allowances	28,274,000	29,018,000
Inventories	61,127,000	71,723,000
Prepaid expenses	3,592,000	3,829,000
Income taxes receivable	4,607,000	5,009,000
Deferred income taxes	12,020,000	14,417,000
Total current assets	216,060,000	215,291,000

Property and Equipment – At Cost
Machinery, equipment and tooling	125,584,000	110,924,000
Land, buildings and improvements	22,213,000	20,428,000
	147,797,000	131,352,000
Less accumulated depreciation	78,295,000	68,352,000
	69,502,000	63,000,000
	$285,562,000	$278,291,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$48,148,000	$35,865,000
Accrued expenses	34,900,000	42,462,000
Total current liabilities	83,048,000	78,327,000

Deferred Income Taxes	16,561,000	12,678,000

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 14,285,882 in 2004; 14,487,849 in 2003	143,000	144,000
Class B common stock, par value $.01; 7,560,000 shares authorized, Shares issued, and outstanding 6,717,000 in 2004; 7,560,000 in 2003	67,000	76,000
Accumulated other comprehensive loss	(221,000)	(336,000)
Retained earnings	185,964,000	187,402,000
	185,953,000	187,286,000
	$285,562,000	$278,291,000

The accompanying notes are an integral part of these statements.

Consolidated Statements of Earnings

Arctic Cat Inc. Years ended March 31,	2004	2003	2002
Net sales	$649,617,000	$577,070,000	$556,079,000
Cost of goods sold	510,445,000	448,266,000	433,297,000
Gross profit	139,172,000	128,804,000	122,782,000

Selling, general and administrative expenses	95,511,000	84,161,000	83,228,000
Watercraft exit costs	—	(2,404,000)	—
Operating profit	43,661,000	47,047,000	39,554,000

Other income
Interest income	993,000	1,442,000	2,543,000
Earnings Before Income Taxes	44,654,000	48,489,000	42,097,000
Income tax expense	14,289,000	15,786,000	13,471,000
Net Earnings	$30,365,000	$32,703,000	$28,626,000
Net Earnings Per Share
Basic	$1.42	$1.46	$1.21
Diluted	$1.40	$1.45	$1.20
Weighted average shares outstanding
Basic	21,424,000	22,396,000	23,587,000
Diluted	21,730,000	22,615,000	23,925,000

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity

Arctic Cat Inc. Years ended March 31,					Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount
Balances at March 31, 2001	16,228,412	$162,000	7,560,000	$76,000	$—	$320,000	$169,884,000	$170,442,000
Exercise of stock options	801,869	8,000	—	—	7,922,000	—	—	7,930,000
Tax benefits from stock option exercises	—	—	—	—	1,256,000	—	—	1,256,000
Repurchase of common stock	(1,335,965)	(13,000)	—	—	(9,178,000)	—	(11,316,000)	(20,507,000)
Other comprehensive income:
Net earnings	—	—	—	—	—	—	28,626,000	28,626,000
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(49,000)	—	(49,000)
Effect of adoption of SFAS No. 133	—	—	—	—	—	(741,000)	—	(741,000)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	348,000	—	348,000
Total other comprehensive income	—	—	—	—	—	—	—	28,184,000
Dividends ($.24 per share)	—	—	—	—	—	—	(5,667,000)	(5,667,000)
Balances at March 31, 2002	15,694,316	157,000	7,560,000	76,000	—	(122,000)	181,527,000	181,638,000
Exercise of stock options	256,160	2,000	—	—	2,777,000	—	—	2,779,000
Tax benefits from stock option exercises	—	—	—	—	1,207,000	—	—	1,207,000
Repurchase of common stock	(1,462,627)	(15,000)	—	—	(3,984,000)	—	(21,445,000)	(25,444,000)
Other comprehensive income:
Net earnings	—	—	—	—	—	—	32,703,000	32,703,000
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	75,000	—	75,000
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(289,000)	—	(289,000)
Total other comprehensive income	—	—	—	—	—	—	—	32,489,000
Dividends ($.24 per share)	—	—	—	—	—	—	(5,383,000)	(5,383,000)
Balances at March 31, 2003	14,487,849	144,000	7,560,000	76,000	—	(336,000)	187,402,000	187,286,000
Exercise of stock options	644,305	6,000	—	—	7,649,000	—	—	7,655,000
Tax benefits from stock option exercises	—	—	—	—	1,868,000	—	—	1,868,000
Repurchase of common stock	(846,272)	(7,000)	(843,000)	(9,000)	(9,517,000)	—	(26,230,000)	(35,763,000)
Other comprehensive income:
Net earnings	—	—	—	—	—	—	30,365,000	30,365,000
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(154,000)	—	(154,000)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	269,000	—	269,000
Total other comprehensive income	—	—	—	—	—	—	—	30,480,000
Dividends ($.26 per share)	—	—	—	—	—	—	(5,573,000)	(5,573,000)
Balances at March 31, 2004	14,285,882	$143,000	6,717,000	$67,000	$—	$(221,000)	$185,964,000	$185,953,000

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

Arctic Cat Inc. Years ended March 31,	2004	2003	2002
Cash flows from operating activities
Net earnings	$30,365,000	$32,703,000	$28,626,000
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	18,551,000	15,684,000	14,571,000
Deferred income taxes	6,213,000	5,674,000	4,694,000
Tax benefit from stock option exercises	1,868,000	1,207,000	1,256,000
Watercraft exit costs	—	(6,404,000)	—
Changes in operating assets and liabilities, net of effect of watercraft costs
Trading securities	(6,155,000)	(1,031,000)	(2,845,000)
Accounts receivable	744,000	(5,199,000)	1,078,000
Inventories	10,596,000	(9,547,000)	(1,237,000)
Prepaid expenses	237,000	(436,000)	(1,536,000)
Accounts payable	12,710,000	6,996,000	(1,521,000)
Accrued expenses	(7,562,000)	(948,000)	229,000
Income taxes	402,000	(1,072,000)	(3,395,000)
Net cash provided by operating activities	67,969,000	37,627,000	39,920,000

Cash flows from investing activities
Purchase of property and equipment	(25,053,000)	(21,475,000)	(22,231,000)
Sale and maturity of available-for-sale securities	1,729,000	1,861,000	1,140,000
Purchase of available-for-sale securities	—	(350,000)	—
Net cash used in investing activities	(23,324,000)	(19,964,000)	(21,091,000)

Cash flows from financing activities
Proceeds from issuance of common stock	6,425,000	2,767,000	6,514,000
Repurchase of common stock	(34,533,000)	(25,432,000)	(19,091,000)
Dividends paid	(5,573,000)	(5,383,000)	(5,667,000)
Net cash used in financing activities	(33,681,000)	(28,048,000)	(18,244,000)

Net increase (decrease) in cash and equivalents	10,964,000	(10,385,000)	585,000
Cash and equivalents at beginning of year	33,081,000	43,466,000	42,881,000
Cash and equivalents at end of year	$44,045,000	$33,081,000	$43,466,000
Supplemental disclosure of cash payments for income taxes	$9,423,000	$12,978,000	$10,787,000

Supplemental disclosure of non-cash investing and financing activities:

As of March 31, 2004 and 2003, the unrealized gain on securities available-for-sale, net of tax was $192,000 and $346,000.

As of March 31, 2004 and 2003, the unrealized loss on derivative instruments, net of tax was $413,000 and $682,000.

During 2004 and 2003, mature common shares with a fair market value of $1,230,000 and $12,000 were exchanged in settlement for the exercise of certain stock options.

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Arctic Cat Inc.   March 31, 2004, 2003 and 2002

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

Short-Term Investments

Short-term investments are reported at fair value and include trading securities, with unrealized gains and losses included in net earnings, and available-for-sale securities, with unrealized gains and losses are reported as a separate component of shareholders’ equity. The Company utilizes the specific identification method in accounting for its short-term investments.

Accounts Receivable

The Company’s accounts receivable balance consists of amounts due from its dealers and certain finance companies. The Company extends credit to its dealers based on an evaluation of the dealers’ financial condition. The Company’s collection exposure relating to accounts receivable amounts due from certain dealer finance companies is limited due to the financial strength of the finance companies and provisions of its existing agreements. Accounts receivable is presented net of an allowance for estimated uncollectible amounts due from its dealers. The Company estimates the uncollectible amounts considering numerous factors, mainly historical trends as well as current available information. The Company’s allowance for uncollectible accounts was $1,083,000 at March 31, 2004, 2003 and 2002. The activity within the allowance for uncollectible accounts for the three years ending March 31, 2004 was not significant.  Accounts receivable amounts written off have been within management’s expectations.

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

As of March 31, 2004 and 2003, the Company had open Canadian dollar forward exchange contracts, maturing through December 2004 and 2003, with notional amounts totaling $73,101,000 and $46,770,000 and fair value liabilities, included in accounts payable, of $655,000 and $1,082,000. The related amounts reported within other comprehensive loss, net of tax, were $413,000 and $682,000. There were no open Japanese yen forward exchange contracts at March 31, 2004 and 2003.

Property and Equipment

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using the units of production method for tooling and the straight-line method for all other property and equipment. Repairs and maintenance cost that are considered not to extend the useful life of the property and equipment are expensed as incurred. Tooling is amortized over the life of the product, generally three years. Estimated service lives range from 15 - 20 years for buildings and improvements and 5 - 7 years for machinery and equipment. Accelerated and straight-line methods are used for income tax reporting.

Product Warranties

The Company generally provides a limited warranty to the original owner of snowmobiles for twelve months from the date of consumer registration and for six months on ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims become known or the amounts are determinable. The following represents changes in the Company’s accrued warranty liability for the fiscal years ended March 31,

	2004	2003	2002
Balance at April 1,	$12,205,000	$12,937,000	$11,922,000
Warranty Provision	14,141,000	15,318,000	11,512,000
Warranty Claim Payments	16,015,000	16,050,000	10,497,000
Balance at March 31,	$10,331,000	$12,205,000	$12,937,000

Insurance

The Company is self-insured for employee medical, workers’ compen-sation, and product liability claims. Specific stop loss coverages are provided for catastrophic claims. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated.

Revenue Recognition

The Company recognizes revenue and provides for estimated marketing and sales incentive costs when products are shipped to dealers and distributors pursuant to their order, the price is fixed and collection is reasonably assured.

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

To help facilitate retail sales of snowmobiles, the Company, at its discretion, works with dealers to transfer units from lower snow fall or lower retail activity regions to higher snow fall or higher retail activity  regions. At the time of a transfer the Company credits the transferring dealer and re-bills the receiving dealer. The net effect of this marketing program was to reduce revenue by less than 1% in 2004, 2003 and 2002.

Dealer Holdback

The Company records a dealer holdback program liability at the time certain products are shipped to its dealers. If the products subject to the holdback program are sold within the program time period, the Company refunds a portion of the original sale price, referred to as dealer holdback, to the dealer. The Company’s dealer holdback program liability, included within the accounts payable, as of March 31, 2004 and 2003 was $9,673,000 and $1,566,000. The increase from March 31, 2003 to 2004 was principally related to qualifying additional products and the period of coverage under the program and the timing of payments.

Research and Development

Research and development costs are expensed as incurred and are reported as a component of selling, general and administrative expenses. Research and development expense was $14,736,000, $14,254,000 and $15,244,000 during 2004, 2003 and 2002.

Advertising

The Company expenses advertising costs as incurred, except for cooperative advertising obligations arising related to the sale of the

Company’s products to its dealers. The estimated cost of cooperative advertising, which the dealer is required to support, is recorded as marketing expense at the time the product is sold. Total advertising expense, including cooperative advertising, was $18,900,000, $20,784,000 and $14,983,000 in 2004, 2003 and 2002.

Stock-Based Compensation

The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation plans. The Company’s reported net earnings and basic and diluted net earnings per share would have been as follows had the fair value method been used for valuing stock options granted to employees:

	2004	2003	2002
Net earnings:
As reported	$30,365,000	$32,703,000	$28,626,000
Additional compensation expense, net of tax	1,337,000	1,366,000	1,067,000
Pro forma	$29,028,000	$31,337,000	$27,559,000
Net earnings per share:
As reported
Basic	$1.42	$1.46	$1.21
Diluted	$1.40	$1.45	$1.20
Pro forma
Basic	$1.35	$1.40	$1.17
Diluted	$1.34	$1.39	$1.15

The fair value of each stock option award was estimated on the date of grant using the binomial options pricing model. The following assumptions were used to estimate the fair value of options:

	2004	2003	2002
Assumptions:
Dividend yield	1.3%	1.4%	1.5%
Average term	7 years	7 years	8 years
Volatility	39%	31%	37%
Risk-free rate of return	3.8%	3.9%	5.0%

The weighted average fair value of options granted during each of the following years ended March 31:

	2004	2003	2002
Fair value of options granted	$8.46	$5.32	$6.46

See Note K for additional disclosures regarding stock option plans.

Net Earnings Per Share

The Company’s diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 85,180, 369,295, and 128,512 shares of common stock with weighted average exercise prices of $20.94, $15.80, and $16.80 were outstanding during 2004, 2003 and 2002, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following for the years ended March 31,

	2004	2003	2002
Weighted average number Of common shares outstanding	21,424,000	22,396,000	23,587,000
Dilutive effect of option plan	306,000	219,000	338,000
Common and potential shares outstanding - Diluted	21,730,000	22,615,000	23,925,000

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

Comprehensive Income

Comprehensive income represents net earnings adjusted for the unrealized gain or loss on derivative instruments and debt securities classified as available-for-sale and shown in the consolidated financial statements of stockholders’ equity.

Accounting Policy and Disclosure Changes

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

B               SHORT-TERM INVESTMENTS

Short-term investments consist primarily of a diversified portfolio of municipal bonds and money market funds and are classified as follows at March 31:

	2004	2003
Trading securities	$55,282,000	$49,127,000
Available-for-sale debt securities	7,113,000	9,087,000
	$62,395,000	$58,214,000

Trading securities consists of $41,707,000 and $38,946,000 invested in various money market funds at March 31, 2004 and 2003, respectively, while the remainder of trading securities and available-for-sale securities consists primarily of “A” rated or higher municipal bond investments. The amortized cost and fair value of debt securities classified as available-for-sale was $6,808,000 and $7,113,000, at March 31, 2004. The unrealized gain on available-for-sale debt securities is reported, net of tax, as a separate component of shareholders’ equity. The contractual maturities of available-for-sale debt securities at March 31, 2004, are $3,773,000 within one year and $3,340,000 from one year through five years.

C               INVENTORIES

Inventories consist of the following at March 31:

	2004	2003
Raw materials and sub-assemblies	$16,942,000	$17,575,000
Finished goods	14,719,000	22,293,000
Parts, garments and accessories	29,466,000	31,855,000
	$61,127,000	$71,723,000

D               ACCRUED EXPENSES

Accrued expenses consist of the following at March 31:

	2004	2003
Marketing	$8,566,000	$13,275,000
Compensation	9,206,000	8,389,000
Warranties	10,331,000	12,205,000
Insurance	5,061,000	5,619,000
Other	1,736,000	2,974,000
	$34,900,000	$42,462,000

E                 DISCONTINUED PERSONAL WATERCRAFT BUSINESS AND RELATED COSTS

On October 7, 1999, the Company announced that it was exiting the personal watercraft (PWC) business effective September 30, 1999 and recorded a charge of $21,462,000. The charge included $8,961,000 for consumer incentives, $3,480,000 for the write-down and disposal of long-lived assets with no alternative use, $5,286,000 to reduce related inventory to a net realizable value and accrued $3,735,000 relating to other matters. The Company had no significant sales of the PWC product line in the years ended March 31, 2004, 2003 and 2002. As of March 31, 2004, cumulative charges related to accrued consumer incentives and other accrued exit costs were $5,152,000 and $881,000. The majority of the Company’s PWC exit plan has concluded while other aspects of the plan will extend beyond March 31, 2004. During fiscal year 2003, the Company analyzed current and future exit plan costs, and reduced the initial recorded PWC exit plan consumer incentive and other exit costs accruals in the amount of $4,000,000 and $2,404,000, respectively. The changes in the PWC exit accrual (included in other expenses) were as follows:

	Consumer Incentives	Other Matters	Total
Balance at April 1, 2001	$4,886,000	$3,072,000	$7,958,000
Cash payments	(231,000)	(218,000)	(449,000)
Balance on March 31, 2002	4,655,000	2,854,000	7,509,000
Change in estimates	(4,000,000)	(2,854,000)	(6,404,000)
Cash payments	(228,000)	—	(228,000)
Balance at Marach 31, 2003	427,000	450,000	877,000
Cash payments	(269,000)	—	(269,000)
Balance on March 31, 2004	$158,000	$450,000	$608,000

F                 FINANCING

The Company has a $60,000,000 unsecured bank credit agreement for documentary and stand-by letters of credit and for working capital purposes. In fiscal 2004 the Company incurred no short term bank borrowings. Total working capital borrowings under the credit agreement are limited to $45,000,000 during the last six months of the fiscal year. The credit agreement is due on demand and expires July 31, 2004, however, management believes they will be able to renew the existing line of credit under materially similar terms. Interest on the working capital borrowings is payable monthly at alternative interest rates, at the Company’s election. The credit agreement contains certain covenants. At March 31, 2004, there was $35,253,000 of issued letters of credit outstanding and no working capital borrowings outstanding. Of the issued letters of credit outstanding, $30,215,000 was issued to Suzuki Motor Corporation (Suzuki) for engine and service parts purchases (see Note H). Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

G               RETIREMENT SAVINGS PLAN

The Company’s 401(k) retirement savings plan covers substantially all eligible employees. Employees may contribute up to 50% of their compensation with the Company matching 100% of the employee contributions, up to a maximum of 3% of the employee’s compensation. The Company can elect to make additional contributions at its discretion. Total Company matching contributions were $1,286,000, $1,284,000 and $1,230,000 in 2004, 2003 and 2002. There were no discretionary contributions made during 2004, 2003 and 2002.

H               RELATED PARTY TRANSACTIONS

The Company purchases engines and service parts from Suzuki, owner of the Company’s Class B common stock. Such purchases totaled $129,700,000, $114,472,000 and $124,438,000 in 2004, 2003 and 2002. The purchase price of the engines and service parts is determined annually. The Company has an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually.

The Company is dependent on Suzuki for the near term supply of its engines and service parts. An interruption of this supply could have a material adverse effect on the Company’s operations. Certain raw materials and services are purchased from vendors in which certain of the Company’s directors are officers or significant shareholders. In 2004, 2003 and 2002, these transactions aggregated $7,150,000, $6,165,000 and $4,315,000.

I                    INCOME TAXES

Income tax expense consists of the following for the years ended March 31:

	2004	2003	2002
Current
Federal	$7,083,000	$9,307,000	$8,159,000
State	926,000	929,000	973,000
Deferred	6,280,000	5,550,000	4,339,000
	$14,289,000	$15,786,000	$13,471,000

The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended March 31:

	2004	2003	2002
Statutory income tax rate	35.0%	35.0%	35.0%
State taxes	1.4	1.3	1.1
Tax exempt interest	(0.5)	(0.5)	(0.8)
Foreign sales corporation	(2.1)	(1.8)	(1.6)
Other	(1.8)	(1.4)	(1.7)
	32.0%	32.6%	32.0%

The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes under the liability methods are as follows at March 31:

	2004	2003
Short-term deferred income taxes
Accrued expenses	$9,127,000	$11,513,000
Inventory capitalization and writedowns	2,492,000	2,503,000
Other	401,000	401,000
Net short-term deferred tax asset	$12,020,000	$14,417,000
Long-term deferred income taxes
Property and equipment	$11,585,000	$8,279,000
Other	4,976,000	4,399,000
Net long-term deferred tax liability	$16,561,000	$12,678,000

J                 COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At March 31, 2004, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $23,549,000.  The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Accidents involving personal injury and property damage occur in the use of snowmobiles and ATVs. Claims have been made against the Company from time to time. It is the Company’s policy to vigorously defend against these actions. The Company believes that the cases in discovery are adequately covered by reserves and product liability insurance. The Company is not involved in any legal proceedings which it believes will have the potential for a materially adverse impact on the Company’s business or financial condition, results of operations or cash flows.

K               SHAREHOLDERS’ EQUITY

Stock Option Plans

The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant. At March 31, 2004, the Company had 1,031,942 shares of common stock available for grant under the plans.

Transactions under the plans during each of the three years in the period ended March 31, 2004 are summarized as follows:

	Number of shares under option	Weighted average exercise price
Outstanding at April 1, 2001	1,908,612	$10.60
Granted	282,500	15.21
Exercised	(801,869)	9.89
Outstanding at March 31, 2002	1,389,243	11.87
Granted	327,000	15.59
Exercised	(256,160)	10.85
Cancelled	(3,000)	15.21
Outstanding at March 31, 2003	1,457,083	12.88
Granted	316,000	21.00
Exercised	(644,305)	11.88
Outstanding at March 31, 2004	1,128,778	$15.72

Options exercisable at March 31 are as follows:

	Number of shares under option	Weighted average exercise price
2002	937,906	$11.26
2003	922,081	$11.64
2004	578,282	$13.22

The following tables summarize information concerning currently outstanding and exercisable stock options at March 31, 2004:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 6.11 – $ 9.13	11,814	4.4 years	$6.11
9.38 – 13.33	298,856	5.1 years	10.82
14.41 – 21.03	818,108	8.0 years	17.65
	1,128,778		$15.72

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$ 6.11 – $ 9.13	11,814	$6.11
9.38 – 13.33	298,856	10.82
14.41 – 21.03	267,612	16.21
	578,282	$13.22

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

In addition, the Company has a Stock Purchase Agreement with Suzuki that prohibits the purchase of additional shares of the Company’s common stock unless, following such purchase, Suzuki’s ownership is less than or equal to 32% of the aggregate outstanding shares of common and Class B common stock. The Company has the first right of refusal to purchase any shares Suzuki intends to sell. Suzuki has agreed not to compete in the manufacture of snowmobiles or related parts so long as it supplies engines to the Company or owns at least 10% of the aggregate common and Class B common shares outstanding.

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

Share Repurchase Authorization

The Company invested $35,763,000, $25,444,000 and $20,507,000 during 2004, 2003 and 2002 to repurchase and cancel 1,689,500, 1,463,000 and 1,336,000 shares of common stock, pursuant to Board of Directors’ authorizations. Included in the 2004 repurchases are 843,000 shares of Class B stock from Suzuki Motor Corporation, repurchased for $18,259,000 or $21.66 per share.  At March 31, 2004, authorization to repurchase $10,604,000 or approximately 417,800 shares remain outstanding.

L                EXPORT SALES

Sales to foreign customers, located primarily in Canada, amounted to $152,657,000, $118,399,000 and $100,694,000 in 2004, 2003 and 2002.

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Arctic Cat Inc.

We have audited the accompanying consolidated balance sheets of Arctic Cat Inc. and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arctic Cat Inc. and subsidiaries as of March 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
May 5, 2004

ARCTIC CAT INC. EXHIBIT INDEX

EXHIBIT NUMBER

21	Subsidiaries of Registrant
23	Consent of Independent Certified Public Accountants
31.1	Certificate of Chief Executive Officer
31.2	Certificate of Chief Financial Officer

32.1

Certification of Chief Executive Officer

32.2

Certification of Chief Financial Officer