Form 10-Q
period 2004-06-30
ARCTIC CAT INC
filed 2004-08-09
CIK 719866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarter ended June 30, 2004 or

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

Yes ☒    No ☐

At August 3, 2004, 14,018,122 shares of Common Stock and 6,717,000 shares of Class B Common Stock of the Registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2004	March 31, 2004

ASSETS
CURRENT ASSETS
Cash and equivalents	$12,035,000	$44,045,000
Short-term investments	25,188,000	62,395,000
Accounts receivable, less allowances	37,565,000	28,274,000
Inventories	106,924,000	61,127,000
Prepaid expenses	3,204,000	3,592,000
Income taxes receivable	1,104,000	4,607,000
Deferred income taxes	12,821,000	12,020,000

Total current assets	198,841,000	216,060,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	129,173,000	125,584,000
Land, buildings and improvements	22,253,000	22,213,000

	151,426,000	147,797,000
Less accumulated depreciation	82,120,000	78,295,000

	69,306,000	69,502,000

	$268,147,000	$285,562,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$42,584,000	$48,148,000
Accrued expenses	30,296,000	34,900,000

Total current liabilities	72,880,000	83,048,000

DEFERRED INCOME TAXES	17,264,000	16,561,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 13,956,165 at June 30, 2004; 14,285,882 at March 31, 2004	140,000	143,000
Class B common stock, par value $.01; 7,560,000 shares authorized; issued, and outstanding, 6,717,000 at June 30, 2004; and at March 31, 2004	67,000	67,000
Accumulated other comprehensive income (loss)	779,000	(221,000)
Retained earnings	177,017,000	185,964,000

	178,003,000	185,953,000

	$268,147,000	$285,562,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

	Three Months Ended June 30,
	2004	2003

Net sales	$102,594,000	$77,189,000

Cost of goods sold	83,638,000	58,663,000

Gross profit	18,956,000	18,526,000

Selling, general and administrative expenses	18,982,000	18,625,000

Operating loss	(26,000)	(99,000)

Other income
Interest income	209,000	249,000

Earnings before income taxes	183,000	150,000

Income tax expense	59,000	48,000

Net earnings	$124,000	$102,000
Net earnings per share
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted average shares outstanding
Basic	20,873,000	21,969,000
Diluted	21,146,000	22,251,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended June 30,
	2004	2003

Cash flows from operating activities
Net earnings	$124,000	$102,000
Adjustments to reconcile net earnings To net cash used in operating activities
Depreciation	4,280,000	3,800,000
Deferred income taxes	(684,000)	1,585,000
Tax benefit from stock option exercises	38,000	499,000
Changes in operating assets and liabilities:
Trading securities	35,699,000	39,594,000
Accounts receivable	(8,253,000)	(9,711,000)
Inventories	(45,797,000)	(46,672,000)
Prepaid expenses	388,000	867,000
Accounts payable	(4,909,000)	(830,000)
Accrued expenses	(4,604,000)	(11,479,000)
Income taxes	3,503,000	1,760,000
Net cash used in operating activities	(20,215,000)	(20,485,000)

Cash flows from investing activities
Purchase of property and equipment	(4,084,000)	(3,945,000)
Sale and maturity of available-for-sale securities	1,401,000	—
Net cash used in investing activities	(2,683,000)	(3,945,000)

Cash flows from financing activities
Proceeds from issuance of common stock	24,000	2,153,000
Dividends paid	(1,466,000)	(1,322,000)
Repurchase of common stock	(7,670,000)	(7,047,000)
Net cash used in financing activities	(9,112,000)	(6,216,000)

Net decrease in cash and equivalents	(32,010,000)	(30,646,000)

Cash and equivalents at the beginning of period	44,045,000	33,081,000

Cash and equivalents at the end of period	$12,035,000	$2,435,000

Supplemental disclosure of cash payments for income taxes	$161,000	$134,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2004 and, the results of operations for the three month periods ended June 30, 2004 and 2003 and cash flows for the three month periods ended June 30, 2004 and 2003.  Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2004 is derived from the audited balance sheet as of that date.

Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses.  Actual results could differ from those estimates.

NOTE B—STOCK BASED COMPENSATION

The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation plans.

The Company’s reported net earnings and basic and diluted net earnings per share for the three months ended June 30, 2004 and 2003, would have been as follows had the fair value method been used for valuing stock options granted to employees:

	Three months ended June 30,
	2004	2003
Net earnings:
As reported	$124,000	$102,000
Additional compensation expense, net of tax	313,000	254,000
Proforma	$(189,000)	$(152,000)
Net earnings per share
As reported
Basic	$0.01	$0.00
Diluted	0.01	0.00
Proforma
Basic	$(0.01)	$(0.01)
Diluted	(0.01)	(0.01)

NOTE C—NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.  There were no anti-dilutive shares during the three months ended June 30, 2004. Options to purchase 24,721 shares of common stock with weighted average exercise prices of $19.74 were outstanding during the three months ended June 30, 2003 all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following:

	Three Months Ended June 30,
	2004	2003

Weighted average number of common shares outstanding	20,873,000	21,969,000

Dilutive effect of option plan	273,000	282,000

Common and potential common shares outstanding - diluted	21,146,000	22,251,000

NOTE D—SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	June 30, 2004	March 31, 2004

Trading securities	$19,583,000	$55,282,000
Available-for-sale debt securities	5,605,000	7,113,000

	$25,188,000	$62,395,000

NOTE E—INVENTORIES

Inventories consist of the following:

	June 30, 2004	March 31, 2004

Raw materials and sub-assemblies	$23,602,000	$16,942,000
Finished goods	49,687,000	14,719,000
Parts, garments and accessories	33,635,000	29,466,000

	$106,924,000	$61,127,000

NOTE F—ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2004	March 31, 2004

Marketing	$8,868,000	$8,566,000
Compensation	4,112,000	9,206,000
Warranties	10,322,000	10,331,000
Insurance	5,508,000	5,061,000
Other	1,486,000	1,736,000

	$30,296,000	$34,900,000

NOTE G-PRODUCT WARRANTIES

The Company generally provides a limited warranty to the original owner of snowmobiles for twelve months from the date of consumer registration and for six months on ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims become known or the amounts are determinable. The following represents changes in accrued warranty for the three month periods ended June 30:

	2004	2003

Balance at beginning of period	$10,331,000	$12,205,000
Warranty provision	2,025,000	1,334,000
Warranty claim payments	(2,034,000)	(3,497,000)
Balance at end of period	$10,322,000	$10,042,000

NOTE H—Shareholders’ Equity

Dividend Declaration

On August 4, 2004, the Company announced that it’s Board of Directors had declared a regular quarterly cash dividend of $0.07 per share, payable on September 2, 2004 to shareholders of record on August 18, 2004.

Share Repurchase

During the three months ended June 30, 2004 and 2003, the Company invested $7,670,000 and $7,047,000, respectively, to repurchase and cancel 336,000 and 393,000, shares respectively, pursuant to the Board of Directors’ authorizations. In June, 2004, the Company’s Board of Director’s approved an additional $20 million repurchase program. At June 30, 2004 authorization to repurchase $22,969,950 or approximately 834,361 shares remain outstanding.

Additional Paid-in-Capital

During the three months ended June 30, 2004 and 2003, additional paid-in-capital increases of $62,000 and $2,650,000 from the exercise of stock options were offset by share repurchases.

Accumulated Other Comprehensive Income

The components and changes in accumulated other comprehensive income (loss), net of taxes, during the following periods were as follows:

	Three months ended
	June 30, 2004	June 30, 2003
Total Accumulated Other Comprehensive
Income (Loss)
Balance at beginning of period	$(221,000)	$(336,000)
Unrealized loss on securities available-for-sale, net of tax	(67,000)	(25,000)
Unrealized gain (loss) on derivative instruments, net of tax	1,067,000	(3,124,000)

Balance at end of period	$779,000	$(3,485,000)

Other Comprehensive Income

Other comprehensive income was as follows:

	Three months ended
	June 30, 2004	June 30, 2003
Net earnings	$124,000	$102,000
Unrealized loss on securities available-for-sale, net of tax	(67,000)	(25,000)
Unrealized gain on derivative instruments, net of tax	1,067,000	(3,124,000)
Total Other Comprehensive Income	$1,124,000	$(3,047,000)

Note I—COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At June 30, 2004 the Company’s contingent maximum repurchase obligation was approximately $25,000,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

Net sales for the first quarter of fiscal 2005 increased 32.9% to $102,594,000 from $77,189,000 for the first quarter of fiscal 2004. ATV sales increased 24.4% to $39,172,000 for the first quarter of 2005 from $31,492,000 for the same quarter in fiscal 2004. Snowmobile sales increased 45.8% to $50,698,000 for the first quarter of 2005 from $34,766,000 for the same quarter in fiscal 2004. Parts, garments and accessory sales increased 16.4% to $12,724,000 for the first quarter of 2005 from $10,931,000 in the same quarter in fiscal 2004. ATV unit volume increased 26.9% and snowmobile unit volume increased 25.4% for the first quarter of fiscal 2005 compared to the same quarter last year. For fiscal 2005, the Company expects snowmobile sales to be flat to down 4% but expects this decline to be offset by increased sales of ATVs and parts, garments, and accessories resulting in a modest increase in net sales for fiscal 2005.

Gross profit for the first quarter of fiscal 2005 increased 2.3% to $18,956,000 from $18,526,000 for the same quarter in fiscal 2004.  The quarterly gross profit percentage for the first quarter in fiscal 2005 was 18.5%, compared to 24.0% for the first quarter in fiscal 2004. The decrease in the gross profit percentage was primarily due to increased ATV sales incentives and higher costs for snowmobile and ATV engines caused by a stronger yen.

Operating expenses for the first quarter of fiscal 2005 increased slightly to $18,982,000 from $18,625,000 for the first quarter of last year. As a percent of sales, operating expenses were 18.5% for the first quarter of fiscal 2005 versus 24.1% for the same quarter last year.

Other income for the first quarter of fiscal 2005 decreased 1.6% to $209,000 from $249,000 for the first quarter of last year, as a result of lower interest income earned on investments due to lower interest rates.

Net earnings for the first quarter of fiscal 2005 increased 21.6% to $124,000 from $102,000 for the same quarter last year. Diluted earnings per share were $0.01 and $0.00 for the first quarters of fiscal 2005 and 2004.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements during the year.  Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin.  During the quarter ended June 30, 2004, the Company repurchased $7,670,000 of common shares compared to $7,047,000 for the same quarter of the prior year. Cash and short-term investments were $37,223,000 and $21,015,000 at June 30, 2004 and 2003 respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

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

Contractual Obligations

The following table summarizes the Company’s significant future contractual obligations at June 30, 2004 (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual Obligations
Operating Lease Obligations	$0.2	$0.2	0	0
Purchase Obligations	$151	$151	0	0
Total Contractual Obligations	$151.2	$151.2	0	0

(1)    The Company has outstanding purchase obligations with suppliers and vendors at June 30,   2004 for raw materials and other supplies as part of the normal course of business.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risk relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2004. As of June 30, 2004 the Company has notional yen denominated cash flow hedges of approximately $47 million (USD) with a weighted average contract exchange rate of 109. Information regarding inflation,  foreign currency exchange rates and interest rates, is discussed within “Management’s Discussion and Analysis – Inflation, Exchange Rate and interest rate” and footnote A to the Financial Statements in the 2004 Annual Report on Form 10-K. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and is not deemed to be significant.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2 -  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2004 – April 30, 2004	0	$—	0	446,487
May 1, 2004 – May 30, 2004	229,400	$22.76	229,400	233,740
June 1, 2004 – June 30, 2004	105,000	$23.03	105,000	834,361

The Company purchases Company common stock primarily to offset the dilution created by employee stock option programs and as an alternative in returning excess cash to shareholders.

The Company has a publicly announced stock repurchase stock purchase program which has been approved by the Board of Directors. The Board approved a $20 million repurchase program in August 2002. In June 2004, the Board of Directors approved an additional $20 million repurchase program. Pricing under these programs has been delegated to management. There is no expiration date for these programs.

The Company has executed the Company stock purchases in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. There have been no other purchases of the Company’s common stock.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit Number	Description

3 (a)	Amended and Restated Articles of Incorporation of Company	(3)

3 (b)	Restated By-Laws of the Company	(1)

4 (a)	Form of Specimen Common Stock Certificate	(1)

4 (b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(4)

10 (a)	Program Agreement, dated as of January 20, 2003, by and between Arctic Cat Sales Inc. and Textron Financial Corporation (Confidential treatment pursuant to 17 CFR Sections 200.80(b) and 240.246-2 has been granted for certain portions of this exhibit. Such portions have been omitted herein and have been filed separately with the SEC.)	(5)

10 (b)	Repurchase Agreement, dated as of January 20, 2003, by and between Arctic Cat Sales Inc. and Textron Financial Corporation.	(5)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	(2)

31.2	CFO Certification pursuant section 302 of the Sarbanes-Oxley Act Of 2002.	(2)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	(2)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	(2)

(1)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984).
(2)	Filed with this Form 10-Q.
(3)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(4)	Incorporated by reference to Exhibit 1 to the Company’s Registration on Form 8-A filed with the SEC on September 20, 2001.
(5)	Incorporated herein by reference to The Company’s Form 10-Q for the quarter ended December 31, 2003.

(b)	Reports on Form 8-K

On May 13, 2004, the Company filed a Form 8-K under item 12 to furnish its results of operations for the fiscal year ended March 31, 2004.
On July 21, 2004, the Company filed a Form 8-K under item 12 to furnish its results of operations for the three months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date:	August 9, 2004	By	s/ Christopher A. Twomey
Christopher A. Twomey
Chief Executive Officer

Date:	August 9, 2004	By	s/ Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer