Form 10-Q
period 2004-09-30
ARCTIC CAT INC
filed 2004-11-09
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarter ended September 30, 2004

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

Yes  ☒    No  ☐

At November 4, 2004, 13,664,539 shares of Common Stock and 6,717,000 shares of Class B Common Stock of the Registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2004	March 31, 2004
ASSETS
CURRENT ASSETS
Cash and equivalents	$30,437,000	$44,045,000
Short-term investments	33,730,000	62,395,000
Accounts receivable, less allowances	76,177,000	28,274,000
Inventories	105,605,000	61,127,000
Prepaid expenses	1,976,000	3,592,000
Income taxes receivable	—	4,607,000
Deferred income taxes	15,361,000	12,020,000

Total current assets	263,286,000	216,060,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	134,165,000	125,584,000
Land, buildings and improvements	22,368,000	22,213,000

	156,533,000	147,797,000
Less accumulated depreciation	88,771,000	78,295,000

	67,762,000	69,502,000

	$331,048,000	$285,562,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$74,767,000	$48,148,000
Accrued expenses	40,863,000	34,900,000
Income taxes payable	10,467,000	—

Total current liabilities	126,097,000	83,048,000

DEFERRED INCOME TAXES	15,564,000	16,561,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 13,806,798 at September 30, 2004; 14,285,882 at March 31, 2004	138,000	143,000
Class B common stock, par value $.01; 7,560,000 shares authorized; issued, and outstanding, 6,717,000 at September 30, 2004; and at March 31, 2004	67,000	67,000
Accumulated other comprehensive income (loss)	(1,215,000)	(221,000)
Retained earnings	190,397,000	185,964,000

	189,387,000	185,953,000

	$331,048,000	$285,562,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

Net sales	$240,673,000	$237,650,000	$343,267,000	$314,839,000

Cost of goods sold	188,061,000	181,478,000	271,699,000	240,141,000

Gross profit	52,612,000	56,172,000	71,568,000	74,698,000

Selling, general and administrative expenses	23,908,000	24,616,000	42,890,000	43,241,000

Operating profit	28,704,000	31,556,000	28,678,000	31,457,000

Other income
Interest income	194,000	162,000	403,000	411,000

Earnings before income taxes	28,898,000	31,718,000	29,081,000	31,868,000

Income tax expense	9,247,000	10,149,000	9,306,000	10,197,000

Net earnings	$19,651,000	$21,569,000	$19,775,000	$21,671,000
Net earnings per share
Basic	$0.95	$0.99	$0.95	$0.99
Diluted	$0.94	$0.98	$0.94	$0.98

Weighted average shares outstanding
Basic	20,660,000	21,707,000	20,766,000	21,838,000
Diluted	20,959,000	21,999,000	21,052,000	22,125,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net earnings	$19,775,000	$21,671,000
Adjustments to reconcile net earnings
To net cash provided by operating activities
Depreciation	11,016,000	9,486,000
Deferred income taxes	(3,753,000)	(1,866,000)
Tax benefit from stock option exercises	606,000	1,112,000
Changes in operating assets and liabilities:
Trading securities	26,940,000	25,107,000
Accounts receivable	(47,903,000)	(46,621,000)
Inventories	(44,478,000)	(36,506,000)
Prepaid expenses	1,616,000	3,007,000
Accounts payable	25,163,000	21,768,000
Accrued expenses	5,963,000	2,540,000
Income taxes	15,074,000	13,950,000
Net cash provided by operating activities	10,019,000	13,648,000

Cash flows from investing activities
Purchase of property and equipment	(9,276,000)	(11,248,000)
Sale and maturity of available-for-sale securities	1,602,000	574,000
Net cash used in investing activities	(7,674,000)	(10,674,000)

Cash flows from financing activities
Proceeds from issuance of common stock	1,222,000	4,031,000
Dividends paid	(2,909,000)	(2,631,000)
Repurchase of common stock	(14,266,000)	(29,185,000)
Net cash used in financing activities	(15,953,000)	(27,785,000)

Net decrease in cash and equivalents	(13,608,000)	(24,811,000)

Cash and equivalents at the beginning of period	44,045,000	33,081,000

Cash and equivalents at the end of period	$30,437,000	$8,270,000

Supplemental disclosure of cash payments for income taxes	$185,000	$301,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2004 and, the results of operations for the three and six month periods ended September 30, 2004 and 2003 and cash flows for the six month periods ended September 30, 2004 and 2003.  Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2004 is derived from the audited balance sheet as of that date.

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

The Company’s reported net earnings and basic and diluted net earnings per share for the three and six months ended September 30, 2004 and 2003, would have been as follows had the fair value method been used for valuing stock options granted to employees:

	Three months ended September 30,
	2004	2003
Net earnings:
As reported	$19,651,000	$21,569,000
Additional compensation expense, net of tax	272,000	331,000
Proforma	$19,379,000	$21,238,000
Net earnings per share
As reported
Basic	$0.95	$0.99
Diluted	0.94	0.98
Proforma
Basic	$0.94	$0.98
Diluted	0.92	0.97

	Six months ended September 30,
	2004	2003
Net earnings:
As reported	$19,775,000	$21,671,000
Additional compensation expense, net of tax	585,000	585,000
Proforma	$19,190,000	$21,086,000
Net earnings per share
As reported
Basic	$0.95	$0.99
Diluted	0.94	0.98
Proforma
Basic	$0.92	$0.97
Diluted	0.91	0.95

NOTE C—NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 256,000 and 316,000 shares of common stock with weighted average exercise prices of $27.69 and $21.03 were outstanding during the three months ended September 30, 2004 and 2003 and options to purchase 128,000 and 170,360 shares of common stock with weighted average exercise prices of $27.69 and $20.94 were outstanding during the six months ended September 30, 2004 and 2003 all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Weighted average number of common shares outstanding	20,660,000	21,707,000	20,766,000	21,838,000

Dilutive effect of option plan	299,000	292,000	286,000	287,000

Common and potential common shares outstanding - diluted	20,959,000	21,999,000	21,052,000	22,125,000

NOTE D—SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	September 30, 2004	March 31, 2004

Trading securities	$28,342,000	$55,282,000
Available-for-sale debt securities	5,388,000	7,113,000

	$33,730,000	$62,395,000

NOTE E—INVENTORIES

Inventories consist of the following:

	September 30, 2004	March 31, 2004

Raw materials and sub-assemblies	$28,054,000	$16,942,000
Finished goods	45,115,000	14,719,000
Parts, garments and accessories	32,436,000	29,466,000

	$105,605,000	$61,127,000

NOTE F—ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2004	March 31, 2004

Marketing	$11,903,000	$8,566,000
Compensation	7,008,000	9,206,000
Warranties	14,317,000	10,331,000
Insurance	5,966,000	5,061,000
Other	1,669,000	1,736,000

	$40,863,000	$34,900,000

NOTE G-PRODUCT WARRANTIES

The Company generally provides a limited warranty to the original owner of snowmobiles for twelve months from the date of consumer registration and for six months on ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims become known or the amounts are determinable. The following represents changes in accrued warranty for the six month periods ended September 30:

	2004	2003

Balance at beginning of period	$10,331,000	$12,205,000
Warranty provision	7,225,000	6,714,000
Warranty claim payments	(3,239,000)	(4,976,000)
Balance at end of period	$14,317,000	$13,943,000

NOTE H—Shareholders’ Equity

Dividend Declaration

On October 21, 2004, the Company announced that it’s Board of Directors had declared a regular quarterly cash dividend of $0.07 per share, payable on December 1, 2004 to shareholders of record on November 11, 2004.

Share Repurchase

During the six months ended September 30, 2004 and 2003, the Company invested $14,266,000 and $29,185,000, respectively, to repurchase and cancel 586,000 and 1,419,000 shares, respectively, pursuant to the Board of Directors’ authorizations. In June 2004, the Company’s Board of Director’s approved an additional $20 million repurchase program. At September 30, 2004, authorization to repurchase up to $16,375,000, or approximately 631,000 shares, remain outstanding. Included in the first half 2003 repurchases are 843,000 shares from Suzuki Motor Corporation, repurchased for $18,259,000, or $21.66 per share.

Additional Paid-in-Capital

During the six months ended September 30, 2004 and 2003, additional paid-in-capital increases of $1,827,000 and $5,140,000, respectively from the exercise of stock options were offset by share repurchases.

Accumulated Other Comprehensive Income

The components and changes in accumulated other comprehensive (loss), net of taxes, during the following periods were as follows:

	Six months ended
	September 30, 2004	September 30, 2003
Total Accumulated Other Comprehensive (Loss)
Balance at beginning of period	$(221,000)	$(336,000)
Unrealized loss on securities available-for-sale, net of tax	(77,000)	(65,000)
Unrealized loss on derivative instruments, net of tax	(917,000)	(941,000)

Balance at end of period	$(1,215,000)	$(1,342,000)

Other Comprehensive Income

Other comprehensive income was as follows:

	Six months ended
	September 30, 2004	September 30, 2003
Net earnings	$19,775,000	$21,671,000
Unrealized loss on securities available-for-sale, net of tax	(77,000)	(65,000)
Unrealized loss on derivative instruments, net of tax	(917,000)	(941,000)
Total Other Comprehensive Income	$18,781,000	$20,665,000

Note I—COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At September 30, 2004 the Company’s contingent maximum repurchase obligation was approximately $30,500,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arctic Cat Inc. (the “Company”) designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, as well as related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota.  The Company markets its products through a network of independent dealers located throughout the United States and Canada, and through distributors representing dealers in Europe, the Middle East, Asia, and other international markets. The Arctic Cat brand name has existed for more than 40 years and is among the most widely recognized and respected names in the snowmobile industry.  The Company trades on the Nasdaq National Market under the symbol “ACAT”.

Results of Operations

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003.

Net sales for the second quarter of fiscal 2005 increased 1.3% to $240,673,000 from $237,650,000 for the second quarter of fiscal 2004. ATV sales increased 9.8% to $100,558,000 for the second quarter of 2005 from $91,554,000 for the same quarter in fiscal 2004. Snowmobile sales decreased 4.8% to $111,980,000 for the second quarter of 2005 from $117,667,000 for the same quarter in fiscal 2004. Parts, garments and accessory sales decreased 1.1% to $28,135,000 for the second quarter of 2005 from $28,434,000 in the same quarter in fiscal 2004. ATV unit volume increased 4.8% and snowmobile unit volume decreased 11.6% for the second quarter of fiscal 2005 compared to the same quarter last year. Net sales for the first six months of fiscal 2005 increased 9.0% to $343,267,000 from $314,839,000 for the first six months of fiscal 2004. Year-to-date ATV sales increased 13.6% to $139,730,000 from $123,046,000 compared to the first six months of fiscal 2004, snowmobiles sales increased 6.7% to $162,678,000 from $152,428,000 compared to the first six months of fiscal 2004, and parts, garments and accessory sales increased 3.8% to $40,859,000 from $39,365,000 compared to the first six months of fiscal 2004. Year-to-date ATV unit volume increased 10.5% compared to the same period last year, while snowmobile unit volume decreased by 1.0%. For fiscal 2005, the Company expects snowmobile sales to be flat to down 4% but expects this decline to be offset by increased sales of ATVs and parts, garments, and accessories resulting in a modest increase in net sales for fiscal 2005.

Gross profit for the second quarter of fiscal 2005 decreased 6.3% to $52,612,000 from $56,172,000 for the same quarter in fiscal 2004.  The quarterly gross profit percentage for the second quarter in fiscal 2005 was 21.9%, compared to 23.6% for the second quarter in fiscal 2004. The year-to-date gross profit percentage was 20.8% compared to 23.7% for the same period last year. Both the quarterly and year-to-date decreases in gross profit percentages were primarily due to increased ATV sales in the sales mix and a stronger yen which increased engine costs.

Operating expenses for the second quarter of fiscal 2005 decreased 2.9% to $23,908,000 from $24,616,000 for the second quarter of last year. As a percent of sales, operating expenses were 9.9% for the second quarter of fiscal 2005 versus 10.4% for the same quarter last year. Year-to-date operating expenses for the period ended September 30, 2004 were $42,890,000 compared to $43,241,000 for the same period last year. As a percent of sales, operating expenses were 12.5% for the first six months of fiscal 2005 compared to 13.7% for the first six months of fiscal 2004. Both the quarterly and year-to-date decreases in operating expenses resulted primarily from lower Canadian currency exchange losses compared to the same periods a year ago.

Other income for the second quarter of fiscal 2005 increased 19.8% to $194,000 from $162,000 for the second quarter of last year due to higher average cash balance during the quarter compared to the second quarter of fiscal 2004. The year-to-date other income decreased 1.9% to $403,000 from $411,000. The year-to-date decrease resulted from lower interest income earned on investments due to lower average interest rates.

Net earnings for the second quarter of fiscal 2005 decreased 8.9% to $19,651,000 from $21,569,000 for the same quarter last year. Diluted earnings per share were $0.94 and $0.98 for the second quarters of fiscal 2005 and 2004. Year-to-date net earnings decreased 8.7% to $19,775,000 from $21,671,000 for the same period last year. Year-to-date diluted net earnings per share for the first six months of fiscal 2005 were $0.94 compared to $0.98 per share for the same period last year.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin.  During the quarter ended September 30, 2004, the Company paid $14,266,000 to repurchase its common shares compared to $29,185,000 for the same quarter of the prior year. Cash and short-term investments were $64,167,000 and $40,698,000 at September 30, 2004 and 2003, respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

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

Contractual Obligations

The following table summarizes the Company’s significant future contractual obligations at September 30, 2004 (in millions):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	More than 3 Years

Operating Lease Obligations	$0.2	$0.2	0	0
Purchase Obligations(1)	$136.0	$136.0	0	0
Total Contractual Obligations	$136.2	$136.2	0	0

(1)  The Company has outstanding purchase obligations with suppliers and vendors at September 30, 2004 for raw materials and other supplies as part of the normal course of business.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risk relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2004. As of September 30, 2004 the Company has notional yen and Canadian denominated cash flow hedges of approximately $33 million (USD)and $38 million (USD), respectively, with a weighted average contract exchange rate of 109 and 1.33, respectively. The fair values of the YEN and Canadian dollar hedge contracts at September 30, 2004 represent an unrealized loss of $2,111,000. A ten percent fluctuation in the currency rates as of September 30, 2004 would have resulted in a change in the fair value of the YEN and Canadian dollar hedge contracts of approximately $3,000,000 and $4,000,000, respectively. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

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

PART II - OTHER INFORMATION

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2004 – July 31, 2004	0	$—	0	846,658
August 1, 2004 – August 31, 2004	100,000	$26.50	100,000	777,941
September 1, 2004 – September 30, 2004	150,000	$26.30	150,000	631,015

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

ARCTIC CAT INC.

Date:	November 9, 2004	By /s/ Christopher A. Twomey
Christopher A. Twomey
Chief Executive Officer

Date:	November 9, 2004	By /s/ Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer