Form 10-Q
period 2004-12-31
ARCTIC CAT INC
filed 2005-02-09
CIK 719866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended December 31, 2004

or

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

Yes ☒        No ☐

At February 4, 2005, 13,376,939 shares of Common Stock and 6,717,000 shares of Class B Common Stock of the Registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2004	March 31, 2004
ASSETS
CURRENT ASSETS
Cash and equivalents	$57,370,000	$44,045,000
Short-term investments	26,874,000	62,395,000
Accounts receivable, less allowances	42,215,000	28,274,000
Inventories	90,973,000	61,127,000
Prepaid expenses	1,802,000	3,592,000
Income taxes receivable	—	4,607,000
Deferred income taxes	15,929,000	12,020,000

Total current assets	235,163,000	216,060,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	141,198,000	125,584,000
Land, buildings and improvements	22,443,000	22,213,000

	163,641,000	147,797,000
Less accumulated depreciation	93,550,000	78,295,000

	70,091,000	69,502,000

	$305,254,000	$285,562,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$44,468,000	$48,148,000
Accrued expenses	44,969,000	34,900,000
Income taxes payable	7,808,000	—

Total current liabilities	97,245,000	83,048,000

DEFERRED INCOME TAXES	17,181,000	16,561,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 13,617,798 at December 31, 2004; 14,285,882 at March 31, 2004	136,000	143,000
Class B common stock, par value $.01; 7,560,000 shares authorized; issued, and outstanding, 6,717,000 at December 31, 2004; and at March 31, 2004	67,000	67,000
Accumulated other comprehensive income (loss)	637,000	(221,000)
Retained earnings	189,988,000	185,964,000

	190,828,000	185,953,000

	$305,254,000	$285,562,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Net sales	$188,855,000	$194,618,000	$532,122,000	$509,457,000

Cost of goods sold	151,006,000	150,637,000	422,705,000	390,778,000

Gross profit	37,849,000	43,981,000	109,417,000	118,679,000

Selling, general and administrative expenses	29,712,000	29,945,000	72,602,000	73,186,000

Operating Profit	8,137,000	14,036,000	36,815,000	45,493,000

Other income
Interest income	380,000	279,000	783,000	690,000

Earnings before income taxes	8,517,000	14,315,000	37,598,000	46,183,000

Income tax expense	2,725,000	4,582,000	12,031,000	14,779,000

Net earnings	$5,792,000	$9,733,000	$25,567,000	$31,404,000
Net earnings per share
Basic	$0.28	$0.46	$1.24	$1.46
Diluted	$0.28	$0.46	$1.22	$1.44

Weighted average shares outstanding
Basic	20,413,000	21,009,000	20,649,000	21,562,000
Diluted	20,679,000	21,316,000	20,928,000	21,855,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended December 31,
	2004	2003

Cash flows from operating activities
Net earnings	$25,567,000	$31,404,000
Adjustments to reconcile net earnings
To net cash provided by operating activities
Depreciation	15,887,000	15,706,000
Deferred income taxes	(3,792,000)	(1,547,000)
Tax benefit from stock option exercises	606,000	1,242,000
Changes in operating assets and liabilities:
Trading securities	32,446,000	(24,000)
Accounts receivable	(13,062,000)	(14,048,000)
Inventories	(29,846,000)	(32,225,000)
Prepaid expenses	1,790,000	2,836,000
Accounts payable	(3,025,000)	1,383,000
Accrued expenses	10,069,000	3,613,000
Income taxes	12,415,000	11,681,000
Net cash provided by operating activities	49,055,000	20,021,000

Cash flows from investing activities
Purchase of property and equipment	(16,476,000)	(16,686,000)
Sale and maturity of available-for-sale securities	2,902,000	1,074,000
Net cash used in investing activities	(13,574,000)	(15,612,000)

Cash flows from financing activities
Proceeds from issuance of common stock	1,234,000	4,897,000
Dividends paid	(4,336,000)	(4,103,000)
Repurchase of common stock	(19,054,000)	(30,612,000)
Net cash used in financing activities	(22,156,000)	(29,818,000)

Net increase (decrease) in cash and equivalents	13,325,000	(25,409,000)

Cash and equivalents at the beginning of period	44,045,000	33,081,000

Cash and equivalents at the end of period	$57,370,000	$7,672,000

Supplemental disclosure of cash payments for income taxes	$5,535,000	$6,683,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE A-BASIS OF PRESENTATION

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2004 and, the results of operations for the three and nine month periods ended December 31, 2004 and 2003 and cash flows for the nine month periods ended December 31, 2004 and 2003.  Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2004 is derived from the audited balance sheet as of that date.

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

The Company’s reported net earnings and basic and diluted net earnings per share for the three and nine months ended December 31, 2004 and 2003, would have been as follows had the fair value method been used for valuing stock options granted to employees:

	Three months ended December 31,
	2004	2003
Net earnings:
As reported	$5,792,000	$9,733,000
Additional compensation expense, net of tax	246,000	172,000
Proforma	$5,546,000	$9,561,000
Net earnings per share
As reported
Basic	$0.28	$0.46
Diluted	0.28	0.46
Proforma
Basic	$0.27	$0.46
Diluted	0.27	0.45

	Nine months ended December 31,
	2004	2003
Net earnings:
As reported	$25,567,000	$31,404,000
Additional compensation expense, net of tax	831,000	758,000
Proforma	$24,736,000	$30,646,000
Net earnings per share
As reported
Basic	$1.24	$1.46
Diluted	1.22	1.44
Proforma
Basic	$1.20	$1.42
Diluted	1.18	1.40

NOTE C-NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 263,000 shares of common stock with weighted average exercise prices of $27.64 were outstanding during the three months ended December 31, 2004. There were no anti-dilutive shares during the three months ended December 31, 2003. Options to purchase 173,500 and 113,574 shares of common stock with weighted average exercise prices of $27.66 and $20.94 were outstanding during the nine months ended December 31, 2004 and 2003 all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Weighted average number of common shares outstanding	20,413,000	21,009,000	20,649,000	21,562,000

Dilutive effect of option plan	266,000	307,000	279,000	293,000

Common and potential common shares outstanding - diluted	20,679,000	21,316,000	20,928,000	21,855,000

NOTE D-SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	December 31, 2004	March 31, 2004

Trading securities	$22,836,000	$55,282,000
Available-for-sale debt securities	4,038,000	7,113,000

	$26,874,000	$62,395,000

NOTE E-INVENTORIES

Inventories consist of the following:

	December 31, 2004	March 31, 2004

Raw materials and sub-assemblies	$22,265,000	$16,942,000
Finished goods	38,260,000	14,719,000
Parts, garments and accessories	30,448,000	29,466,000

	$90,973,000	$61,127,000

NOTE F-ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2004	March 31, 2004

Marketing	$14,427,000	$8,566,000
Compensation	7,854,000	9,206,000
Warranties	15,062,000	10,331,000
Insurance	5,986,000	5,061,000
Other	1,640,000	1,736,000

	$44,969,000	$34,900,000

NOTE G-PRODUCT WARRANTIES

The Company generally provides a limited warranty to the original owner of snowmobiles for twelve months from the date of consumer registration and for six months on ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims become known or the amounts are determinable. The following represents changes in accrued warranty for the nine month periods ended December 31:

	2004	2003

Balance at beginning of period	$10,331,000	$12,205,000
Warranty provision	11,036,000	14,174,000
Warranty claim payments	(6,305,000)	(8,380,000)
Balance at end of period	$15,062,000	$17,999,000

NOTE H–SHAREHOLDERS’ EQUITY

Dividend Declaration

On January 20, 2005, the Company announced that it’s Board of Directors had declared a regular quarterly cash dividend of $0.07 per share, payable on or about March 1, 2005 to shareholders of record on February 14, 2005.

Share Repurchase

During the nine months ended December 31, 2004 and 2003, the Company invested $19,017,000 and $30,612,000, respectively, to repurchase and cancel 774,000 and 1,482,000 shares, respectively, pursuant to the Board of Directors’ authorizations. In June 2004, the Company’s Board of Director’s approved an additional $20 million repurchase program. At December 31, 2004, authorization to repurchase up to $11,587,000, or approximately 437,000 shares, remain outstanding. Included in the repurchases made during the nine months ended December 31, 2003 are 843,000 shares from Suzuki Motor Corporation, repurchased for $18,259,000, or $21.66 per share.

Additional Paid-in-Capital

During the nine months ended December 31, 2004 and 2003, additional paid-in-capital increases of $1,839,000 and $6,135,000, respectively from the exercise of stock options were offset by share repurchases.

Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income(loss), net of taxes, during the following periods were as follows:

	Nine months ended
	December 31, 2004	December 31, 2003
Total Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(221,000)	$(336,000)
Unrealized loss on securities available-for-sale, net of tax	(109,000)	(122,000)
Unrealized income on derivative instruments, net of tax	967,000	682,000

Balance at end of period	$637,000	$224,000

Other Comprehensive Income

Other comprehensive income was as follows:

	Nine months ended
	December 31, 2004	December 31, 2003
Net earnings	$25,567,000	$31,404,000
Unrealized loss on securities available-for-sale, net of tax	(109,000)	(122,000)
Unrealized income on derivative instruments, net of tax	967,000	682,000
Total Other Comprehensive Income	$26,425,000	$31,964,000

Note I–COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At December 31, 2004 the Company’s contingent maximum repurchase obligation was approximately $32,500,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

Note J–NEW PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. SFAS 123(revised 2004) (SFAB 123(R)), Share Based Payment. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. That cost will be measured based on the fair value of the equity or liability instruments on the date they are issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

The Company will be required to adopt SFAS 123(R) as of its first interim reporting period that begins after June 15, 2005 or the second quarter of fiscal year 2006. The Company has not completed its evaluation of SFAS 123(R) but expects the adoption of this new standard will have a significant impact due to the Company’s use of options as employee incentives.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). The provisions of this statement become effective for the Company in fiscal 2007. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material impact on the valuation of inventory or operating results.

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

Results of Operations

THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2003.

Net sales for the third quarter of fiscal 2005 decreased 3.0% to $188,855,000 from $194,618,000 for the third quarter of fiscal 2004. ATV sales increased 25.3% to $84,139,000 for the third quarter of 2005 from $67,138,000 for the same quarter in fiscal 2004. Snowmobile sales decreased 21.8% to $78,891,000 for the third quarter of 2005 from $100,865,000 for the same quarter in fiscal 2004. Parts, garments and accessory sales decreased 3.0% to $25,825,000 for the third quarter of 2005 from $26,615,000 in the same quarter in fiscal 2004. ATV unit volume increased 9.8% and snowmobile unit volume decreased 14.3% for the third quarter of fiscal 2005 compared to the same quarter last year. Net sales for the first nine months of fiscal 2005 increased 4.4% to $532,122,000 from $509,457,000 for the first nine months of fiscal 2004. Year-to-date ATV sales increased 17.7% to $223,869,000 from $190,184,000 compared to the first nine months of fiscal 2004, snowmobiles sales decreased 4.6% to $241,569,000 from $253,293,000 compared to the first nine months of fiscal 2004, and parts, garments and accessory sales increased 1.1% to $66,684,000 from $65,980,000 compared to the first nine months of fiscal 2004. Year-to-date ATV unit volume increased 10.2% compared to the same period last year, while snowmobile unit volume decreased by 5.8%. For fiscal 2005, the Company expects snowmobile sales to be flat to down 4% but expects this decline to be offset by increased sales of ATVs and parts, garments, and accessories resulting in a modest increase in net sales for fiscal 2005.

Gross profit for the third quarter of fiscal 2005 decreased 13.9% to $37,849,000 from $43,981,000 for the same quarter in fiscal 2004.  The quarterly gross profit percentage for the third quarter in fiscal 2005 was 20.0%, compared to 22.6% for the third quarter in fiscal 2004. The year-to-date gross profit percentage was 20.6% compared to 23.3% for the same period last year. Both the quarterly and year-to-date decreases in gross profit percentages were primarily due to increased ATV sales in the sales mix and a stronger yen which increased engine costs.

Operating expenses for the third quarter of fiscal 2005 decreased 0.8% to $29,712,000 from $29,945,000 for the third quarter of last year. As a percent of sales, operating expenses were 15.7% for the third quarter of fiscal 2005 versus 15.4% for the same quarter last year. Year-to-date operating expenses for the period ended December 31, 2004 were $72,602,000 compared to $73,186,000 for the same period last year. As a percent of sales, operating expenses were 13.6% for the first nine months of fiscal 2005 compared to 14.4% for the first nine months of fiscal 2004. Both the quarterly and year-to-date decreases in operating expenses resulted primarily from lower Canadian currency exchange losses compared to the same periods a year ago.

Other income for the third quarter of fiscal 2005 increased 36.2% to $380,000 from $279,000 for the third quarter of last year. The year-to-date other income increased 13.5% to $783,000 from $690,000. The quarter and the year-to-date increases resulted from higher interest income earned on investments due to higher average cash balances and higher average interest rates.

Net earnings for the third quarter of fiscal 2005 decreased 40.5% to $5,792,000 from $9,733,000 for the same quarter last year. Diluted earnings per share were $0.28 and $0.46 for the third quarters of fiscal 2005 and 2004. Year-to-date net earnings decreased 18.6% to $25,567,000 from $31,404,000 for the same period last year. Year-to-date diluted net earnings per share for the first nine months of fiscal 2005 were $1.22 compared to $1.44 per share for the same period last year.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin.  During the nine months ended December 31, 2004, the Company paid $19,054,000 to repurchase its common shares compared to $30,612,000 for the same nine month period of the prior year. Cash and short-term investments were $84,244,000 and $64,642,000 at December 31, 2004 and 2003, respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

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

NEW PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. SFAS 123(revised 2004) (SFAS 123 (R)), Share Based Payment. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. That cost will be measured based on the fair value of the equity or liability instruments on the date they are issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company will be required to adopt SFAS 123(R) as of its first interim reporting period that begins after June 15, 2005 or the second quarter of fiscal year 2006. The Company has not completed its evaluation of SFAS 123(R) but expects the adoption of this new standard will have a significant impact due to the Company’s use of options as employee incentives.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). The provisions of this statement become effective for the Company in fiscal 2007. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material impact on the valuation of inventory or operating results.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risk relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2004. As of December 31, 2004 the Company had notional yen denominated cash flow hedges of approximately $13.8 million (USD) with a weighted average contract exchange rate of 109. The fair values of the Yen hedge contracts at December 31, 2004 represent an unrealized gain of $879,000. A ten percent fluctuation in the currency rates as of December 31, 2004 would have resulted in a change in the fair value of the YEN hedge contracts of approximately $1,500,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

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

PART II - OTHER INFORMATION

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2004 – October 31, 2004	135,000	$25.08	135,000	517,267
November 1, 2004 – November 30, 2004	0	$—	0	486,281
December 1, 2004 – December 31, 2004	55,000	$25.49	55,000	436,901

The Company purchases Company common stock primarily to offset the dilution created by employee stock option programs and as an alternative in returning excess cash to shareholders.

The Company has a publicly announced stock purchase program which has been approved by the Board of Directors. The Board approved a $20 million repurchase program in August 2002. In June 2004, the Board of Directors approved an additional $20 million repurchase program. Pricing under these programs has been delegated to management. There is no expiration date for these programs.

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

ARCTIC CAT INC.

Date:	February 9, 2005	By	s/Christopher A. Twomey
Christopher A. Twomey
Chief Executive Officer

Date:	February 9, 2005	By	s/Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer