Form 10-K
period 2005-03-31
ARCTIC CAT INC
filed 2005-06-13
CIK 719866

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-18607

ARCTIC CAT INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒   No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $388,000,000.

At June 2, 2005, 13,211,439 shares of Common Stock and 6,717,000 shares of Class B Common Stock of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held on August 3, 2005 are incorporated by reference into Part III of this Form 10-K

ARCTIC CAT INC.

FORM 10-K

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
Signatures
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Registered Certified Public Accounting Firm
Exhibit Index
Exhibit 10 (i)
Exhibit 10 (j)
Exhibit 10 (k)
Exhibit 21
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Exhibit 32.2

PART I

ITEM 1. BUSINESS

Arctic Cat Inc., a Minnesota corporation (the “Company”), is based in Thief River Falls, Minnesota. The Company operates in a single industry segment and designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat® brand name, as well as related parts, garments and accessories. The Company markets its products through a network of independent dealers located throughout the United States and Canada, and through distributors representing dealers in Europe, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for over 40 years and is among the most widely recognized and respected names in the snowmobile industry. The Company trades on the NASDAQ National Market under the symbol ACAT.

Industry Background

Snowmobiles –The snowmobile, developed in the 1950’s, was originally intended to be used as a utility vehicle, but today the overwhelming majority of the industry’s sales are for recreational use. Between the late 1950’s and early 1970’s, the industry expanded dramatically reaching a peak of over 100 manufacturers and a high of almost 495,000 units sold to retail customers in North America in 1971. Today the number of major industry participants has decreased to four, Arctic Cat, Bombardier Recreational Products (BRP), Polaris and Yamaha. The Company believes there are currently more significant barriers to entry into the snowmobile market than existed in the 1970’s. These barriers include increased brand loyalty, long-standing dealer and distributor networks and relationships, limited engine sources, manufacturing and engineering expertise and higher initial start-up costs. Industry-wide snowmobile sales to retail customers in North America were approximately 147,000 units for the 2005 model year.

All-Terrain Vehicles (ATVs) – The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. The most popular ATV use is general recreation, followed by hunting/fishing, farm/ranch use, hauling/towing, transportation, and commercial uses. From 1970 to 1986, the number of ATVs retailed in the United States continued to grow until peaking in 1986 with approximately 535,000 units sold during that calendar year. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 151,000 units. Since 1992, sales have increased each year reaching approximately 814,000 units in calendar 2004. Major competitors in the industry include Honda, Yamaha, Kawasaki, BRP, Polaris and Suzuki and in early 2004 John Deere entered the market.

Products

Snowmobiles – The Company produces a full line of snowmobiles, consisting of 50 models, marketed under the Arctic Cat brand name, and designed to satisfy various market niches. The 2005 Arctic Cat models carry suggested U.S. retail prices ranging from $3,999 to $10,799, excluding a youth model which is sold at a suggested U.S. retail price of $2,099. Arctic Cat snowmobiles are sold in the United States, Canada, Scandinavia and other international markets.

The Company’s 2005 year snowmobile models are categorized as Performance, Trail Performance, Mountain, Touring and Utility. The Company markets: Performance Arctic Cat snowmobiles under the names Firecat and ZR; Trail Performance Arctic Cat snowmobiles under the name Z, Sabercat and T660 Turbo; Mountain snowmobiles under the names M series and King Cat; Touring models under the names Panther, Pantera, and T660 Touring; and Utility models under the name Bearcat. In addition, to encourage family involvement in snowmobiling, the Company offers a youth snowmobile marketed under the ZR120 name.

The Company believes the Arctic Cat brand name enjoys a premier image among snowmobile enthusiasts and that its snowmobiles have a long-standing reputation for quality, performance, fuel management, style, comfort, ride and handling. Arctic Cat snowmobiles offer a wide range of standard and optional features which enhance their operation, riding comfort and performance. Such features include hydraulic disc brakes, remote starters and a technologically advanced front and rear suspension. Arctic Cat is the industry leader in fuel management technology offering an electronic fuel injection (EFI) system on many of its snowmobiles. The Company recently introduced a snowmobile with a turbo four stroke inter-cooled engine. In 1999, the Company developed a new corporate brand “ACT”TM (Arctic Cat Technology) in order to recognize and leverage its industry-leading technology and engineering.

Arctic Cat focuses on new product development in order to grow its market share and introduce at least one new model every year. These new models are consistently the Company’s best sellers in their respective category. In the 2005 model year, over 76 percent of the Company’s snowmobile sales were from models or model variations not available three years earlier. A recent example of the success of Arctic Cat’s new product was the 2005 M7 Mountain Cat being named “Snowmobile of the Year” by SnowGoer Magazine.

For the last three fiscal years ended 2005, 2004, and 2003 snowmobiles accounted for 37%, 40% and 43% of the Company’s revenues.

All-Terrain Vehicles (ATVs) – In December 1995, the Company introduced its first ATV. Since that time the Arctic Cat line has grown to 20 models. Features like fully independent front and rear suspensions, hydraulic disc brakes, hi-low range, high ground clearance, MRP

Speedracks, automatic transmissions, shaft 2WD/4WD drive, locking differentials and a large fuel tank, all make Arctic Cat ATVs consumer friendly. The 2005 Arctic Cat ATV models carry suggested U.S. retail prices ranging from $3,299 to $8,249, excluding youth models which are sold at suggested U.S. retail prices ranging from $1,799 to $2,299.

Arctic Cat has continued to expand into international markets by focus on new product development, adding new distributors, entering new territories, and developing new markets. The Company produces ATVs for AGCO Corporation under the Arctic Cat and Massey Ferguson/Delta Allis brands for distribution through their dealer network outside of North America.

Arctic Cat believes its ATVs are recognized for their power and durability and are well received within the market. For model year 1998, the Arctic Cat 300 was named “Editors Choice” by Sports Afield and “Best In Class” by ATV Magazine. For model year 1999, ATV Magazine named the 300 4x4 as “Best in Class” and the 500 4x4 as the Editors Pick for “Best-for-Work” machine. Farm Industry News gave Arctic Cat 2000 models the FinOvation Award for having the greatest reader interest. ATV Magazine awarded the Arctic Cat 250 4x4 model “Best in Class” in 2001 and “Best Utility” in 2002. In 2003 Arctic Cat MRP Speedrack models received the 2003 Product Innovation Award from ATV Magazine. In 2004 the Arctic Cat 650 V-twin received “ATV of the Year” award from both “ATV Illustrated” and “ATV Guide”.

For the last three fiscal years ended 2005, 2004, and 2003 ATVs accounted for 49%, 45% and 41% of the Company’s revenues.

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

For the last three fiscal years ended 2005, 2004, and 2003 parts, garments and accessories accounted for 14%, 15% and 16% of the Company’s revenues.

Manufacturing and Engineering

Arctic Cat snowmobiles and ATVs are manufactured at the Company’s facilities in Thief River Falls, Minnesota. The Company paints snowmobile hoods and produces other parts for Arctic Cat snowmobiles and ATVs in its Madison, South Dakota plant. The Company also has a facility in Bucyrus, Ohio which houses its service parts, garments and accessories distribution operations. The Company has strategically identified specific core manufacturing competencies for vertical integration and has chosen outside vendors to provide other parts. The Company has developed relationships with selected high quality vendors in order to obtain access to particular capabilities and technologies outside the scope of the Company’s expertise. The Company designs component parts often in cooperation with its vendors, contracts with them for the development of tooling, and then enters into agreements with these vendors to purchase component parts manufactured utilizing the tooling. In its vertically integrated operations, the Company manufactures foam seats, seat covers and machines, welds and paints other components. The Company completes the total assembly of its products at its facilities in Thief River Falls. Manufacturing operations include digital and computer-automated equipment to speed production, reduce costs and improve the quality, fit and finish of every product. The Company believes that most raw materials used in its manufacturing process and most component parts, with the exception of engines are available from multiple alternative vendors on relatively short notice at competitive prices.

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

The Company is in the third year of a three year agreement with Kawasaki to supply Arctic Cat certain ATV engines. In fiscal 2005 this amounted to approximately 15% of the Company’s ATV engine requirements.

The Company and Suzuki have enjoyed an excellent relationship since the Company’s inception. Suzuki purchased approximately 31% of the Company’s then outstanding capital stock in July 1988, prior to the Company’s initial public offering in July of 1990, and is currently the Company’s largest shareholder with approximately 33% of the Company’s outstanding capital stock. If Suzuki or Kawasaki were ever to cease supplying engines to the Company, such an interruption could materially and adversely affect production. The Company believes it could take up to two model years for a new engine supplier to be in a position to manufacture the Company’s specially designed engines.

During late fiscal 2005 the Company began manufacturing its own designed 650 cc ATV engine as part of a strategic first step in a new engine program. The Company believes that having the capability to design and manufacture its own ATV engines will enable Arctic Cat to offer customers more choices, provide excellent value, lower Japanese Yen currency exposure and enhance its long-term competitive position. In fiscal year 2005 the Company built approximately 1,000 of its own 650 cc engines.

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

Most sales of snowmobiles to retail customers begin in the early fall and continue during the winter. Orders by dealers and distributors for each year’s production are placed in the spring following dealer and distributor meetings. Snowmobiles are built commencing in the spring and continuing through late autumn or early winter.

Retail sales of ATVs occur throughout the year with seasonal highs occurring in the spring and fall. The Company builds ATVs throughout the year to coincide with dealer and consumer demand.

The Company is committed to an ongoing engineering program dedicated to innovation and to continued improvements in the quality and performance of its products as well as new product introduction. The Company currently employs 164 individuals in the design and development of new and existing products, with an additional 31 individuals directly involved in the testing of snowmobiles and ATVs in normal and extraordinary conditions. In addition, snowmobiles and ATVs are tested in conditions and locations similar to those in which they are used. The Company uses computer-aided design and manufacturing systems to shorten the time between initial concept and final production. For 2005, 2004, and 2003, the Company spent approximately $17,350,000, $14,736,000, and $14,254,000 on engineering, research and development. In addition, utilizing their particular expertise, the Company’s vendors regularly test and apply new technologies to the design and production of component parts.

Sales and Marketing

The Company’s products are currently sold through an extensive network of independent dealers located throughout the United States and Canada, and through distributors representing dealers in Europe, the Middle East, Asia and other international markets. To promote new dealerships and to service its existing dealer network, the Company also employs sales representatives throughout the United States and Canada. See item 7A, Consolidated Statements of Earnings and Notes A & L of Notes to Consolidated Financial Statements for a discussion of export sales.

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

The Company utilizes distributors outside the United States and Canada to take advantage of their knowledge and experience in their respective markets and to increase market penetration of its products. Canadian sales are made in Canadian dollars, nearly all of which is financed through certain Canadian financial institutions. Sales outside North America are normally made in U.S. dollars and most are supported by letters of credit.

The Company’s sales and marketing efforts are comprised of dealer, and consumer promotions, direct advertising and cooperative advertising programs with its dealers and distributors. Each year, the Company and its distributors conduct dealer shows in order to introduce the upcoming year’s models and to promote dealer orders. Marketing activities are designed to promote directly to consumers. Products are advertised by the Company in consumer magazines and through other media. In addition, the Company engages in extensive dealer cooperative advertising, on a local and national level, whereby the Company and its dealers share advertising costs. Each season the Company produces promotional films, product brochures, point of purchase displays, leaflets, posters and banners, and other promotional items for use by dealers. The Company also participates in consumer shows and rallies with dealers and sponsors independent racers who participate in snowmobile races throughout the world. In order for its dealers and distributors to remain price competitive and to reduce retail inventories, the Company will from time to time make available to them rebate programs, discounts, or other incentives. In order to build brand loyalty the Company publishes and mails, during the year, magazines called Pride (snowmobile) and Ride (ATV) to registered owners of its products.

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

Competition

The snowmobile and ATV markets are highly competitive, based on a number of factors, including performance, innovation, technology, styling, fit and finish, brand loyalty, reliability, durability, price and distribution. The Company believes Arctic Cat snowmobiles and ATVs are highly regarded by consumers in all of these competitive categories. Certain of the Company’s competitors are more diversified and have financial and marketing resources which are substantially greater than those of the Company.

Regulation

Both federal and state authorities have vigorous environmental control requirements relating to air, water and noise pollution that affect the manufacturing operations of the Company. The Company endeavors to insure that its facilities comply with applicable environmental regulations and standards.

Certain materials used in snowmobile and ATV manufacturing that are toxic, flammable, corrosive or reactive are classified by the federal and state governments as “hazardous materials.” Control of these substances is regulated by the Environmental Protection Agency (EPA) and various state pollution control agencies, which require reports and inspection of facilities to monitor compliance. The Company’s cost of compliance with environmental regulations has not been, and is not expected to be, material. The Company’s manufacturing facilities are subject to the regulations promulgated by, and may be inspected by, the Occupational Safety and Health Administration.

Various states and other governmental agencies have also promulgated safety regulations regarding the use of snowmobiles and ATVs. The Company has supported laws and regulations pertaining to safety and exhaust emissions. The Company believes that the adoption of any pending laws or regulations would not negatively affect its products to any greater degree than those of its competitors.

The EPA recently adopted regulations affecting snowmobiles and ATVs for model years 2006 and beyond. The Company believes that it will be in compliance with these regulations. The Company supports balanced and appropriate programs that educate the customer on the safe use of its products and protect the environment.

The Company is a member of the International Snowmobile Manufacturers Association (ISMA), a trade association formed to promote safety in the manufacture and use of snowmobiles, among other things. The ISMA is currently made up of Arctic Cat, BRP, Yamaha, and Polaris. The ISMA members are also members of the Snowmobile Safety and Certification Committee (SSCC), which promulgated voluntary safety standards for snowmobiles. The SSCC standards, which require testing and evaluation by an independent testing laboratory of each model category produced by participating snowmobile manufacturers, have been adopted by the Canadian Ministry of Transport. Following the development of the SSCC standards, the U.S. Consumer Products Safety Commission denied a petition to develop a mandatory federal safety standard for snowmobiles in light of the high degree of adherence to the SSCC standards in the United States. Since the Company’s inception, all of its models have complied with the SSCC standards.

The Company is a member of the Specialty Vehicle Institute of America (SVIA), a trade association organized to foster and promote the safe and responsible use of ATVs manufactured and/or distributed throughout the United States. The Company is also a member of the Canadian All-Terrain Vehicle Distributors Council (CATV), as well as the All-Terrain Vehicle Association of Europe (ATVEA).

Effects of Weather

While from time to time lack of snowfall in a particular region of the United States or Canada may adversely affect snowmobile retail sales within that region, the Company works to mitigate this effect by taking snowmobile orders in the spring for the following winter season and some years works with its dealers to facilitate the movement of snowmobiles out of a region with light snowfall to another region with heavier snowfall. Nonetheless, there is no assurance that weather conditions will not materially affect the Company’s future sales of snowmobiles.

Employees

At March 31, 2005, the Company had 1,631 employees including 300 salaried and 1,331 hourly and production personnel. The Company’s employees are not represented by a union or subject to a collective bargaining agreement. The Company has never experienced a strike or work stoppage and considers its relations with its employees to be excellent.

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

Available Information

The Company is subject to the reporting requirements of the Securities Exchange Act of 1934 and its rules and regulations (the “1934 Act”). The 1934 Act requires the Company to file reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Copies of these reports, proxy statements and other information can be read and copied at: SEC Public Reference Room, 450 Fifth Street, N.W., Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s home page at http://www.sec.gov.

The Company has a website at www.arcticcat.com, the contents of which are not part of or incorporated by reference into this annual report. The Company makes its annual reports, quarterly reports and current reports available on its website, free of charge, as soon as reasonably practicable after such report has been filed with the SEC. The Company’s Code of Conduct, as well as any waivers from and amendments to the Code, are also posted on the Company’s website.

ITEM 2. PROPERTIES

The following sets forth the Company’s material property holdings as of March 31, 2005.

Location	Facility Type / Use	Owned or Leased	Sq Ft.
Thief River Falls, Minnesota	Manufacturing / Corporate Office	Owned	558,000
Thief River Falls, Minnesota	Warehouse	Leased	92,135
Thief River Falls, Minnesota	Warehouse	Leased	14,350
Madison, South Dakota	Manufacturing	Owned	40,000
Bucyrus, Ohio	Distribution Center	Owned	220,000
Winnipeg, Manitoba	Service Center	Leased	10,602
Island Park, Idaho	Test & Development Facility	Owned	3,000

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders during the fourth quarter of fiscal 2005.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Christopher A. Twomey	57	Chairman of the Board of Directors, President and Chief Executive Officer
Timothy C. Delmore	51	Chief Financial Officer and Corporate Secretary
Terry J. Blount	62	Vice President – Human Resources
Robert Bonev	47	Vice President – Sales and Marketing
Ronald G. Ray	56	Vice President – Operations
Roger H. Skime	62	Vice President – Research & Development
Ole E. Tweet	58	Vice President – New Product Development

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

Mr. Bonev has been Vice President – Sales and Marketing since June of 2001 and has over 20 years of sales and marketing experience. From February 1999 to January 2000, Mr. Bonev served as Vice President of Marketing for Outdoor Marine Corporation. From December 1998 to February 1999, Mr. Bonev was employed by Teledyne Continental Motors, a business segment of Teledyne Technologies Incorporated, as Vice President of Sales/Marketing. From June 1993 to December 1998, Mr. Bonev was Director of Marketing for Mercury Marine, a division of The Brunswick Corporation.

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

Years ended March 31,	2005		2004
Quarterly Prices	High	Low	High	Low
First Quarter	$28.07	$20.58	$19.71	$15.03
Second Quarter	$27.96	$24.88	$22.25	$18.25
Third Quarter	$27.30	$23.76	$25.45	$18.52
Fourth Quarter	$29.20	$23.82	$28.55	$22.68

As of June 2, 2005, the Company had approximately 435 stockholders of record, including the nominee of Depository Trust Company which held 12,244,362 shares of common stock.

Cash Dividends Paid

Cash Dividends are declared quarterly and have been paid since 1995. As of October 23, 2003, the quarterly dividend was increased to $0.07 per share.

Quarter	2005	2004
First Quarter	$0.07	$0.06
Second Quarter	$0.07	$0.06
Third Quarter	$0.07	$0.07
Fourth Quarter	$0.07	$0.07
Total	$0.28	$0.26

Purchases of Company Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2005 – January 31, 2005	241,600	$25.32	241,600	215,700
February 1, 2005 – February 28, 2005	0	$—	0	201,800
March 1, 2005 – March 31, 2005	0	$—	0	202,100

The Company purchases Company common stock primarily to offset the dilution created by employee stock option programs and because the Board of Directors believes investment in the Company’s common stock is an excellent use of its excess cash.

The Company has a publicly announced stock repurchase programs which have been approved by the Board of Directors. On June 24, 2004 the Company announced the Board approved a $20 million repurchase program and on May 12, 2005, the Company announced the Board approved a $20 million repurchase program. Pricing under this program has been delegated to management. There is no expiration date for this program.

The Company has executed the Company stock purchases in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. There have been no other purchases of the Company’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts) Years ended March 31,	2005	2004	2003		2002	2001

INCOME STATEMENT DATA:
Net sales	$689,145	$649,617	$577,070		$556,079	$502,449
Cost of goods sold	553,365	510,445	448,266		433,297	398,019
Gross profit	135,780	139,172	128,804		122,782	104,430
Selling, general and administrative expenses	95,745	95,511	81,757		83,228	68,712
Operating profit	40,035	43,661	47,047		39,554	35,718
Interest income	1,213	993	1,442		2,543	4,563
Interest expense	—	—	—		—	—
Earnings before income taxes	41,248	44,654	48,489		42,097	40,281
Income taxes	12,949	14,289	15,786		13,471	13,293
Net earnings	$28,299	$30,365	$32,703	(1)	$28,626	$26,988
Net earnings per share
Basic	$1.38	$1.42	$1.46	(1)	$1.21	$1.11
Diluted	$1.36	$1.40	$1.45	(1)	$1.20	$1.10
Cash dividends per share	$0.28	$0.26	$0.24		$0.24	$0.24
Weighted average shares outstanding
Basic	20,516	21,424	22,396		23,587	24,231
Diluted	20,794	21,730	22,615		23,925	24,457

As of March 31,	2005	2004	2003		2002	2001
BALANCE SHEET DATA (In thousands):
Cash and short-term investments	$88,394	$106,440	$91,295		$102,040	$99,828
Working capital	123,069	128,036	132,525		129,873	123,028
Total assets	291,733	280,586	273,852		264,683	255,470
Long-term debt	0	0	0		0	0
Shareholders’ equity	185,510	185,953	187,286		181,638	170,442

(1)   In fiscal 2003, the Company’s results included a net reduction of restructuring accruals and other costs related to the fiscal 2000 exit from the personal watercraft (PWC) business. This reduction increased: pretax earnings $5.4 million, net earnings $3.4 million and diluted earnings per share $0.15.

QUARTERLY FINANCIAL DATA (unaudited)

(In thousands, except per share amounts)		Total Year		First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Net Sales
2005		$689,145		$102,594	$240,673	$188,855		$157,023
2004		649,617		77,189	237,650	194,618		140,160
2003		577,070		78,283	211,242	176,175		111,370

Gross Profit
2005		$135,780		$18,956	$52,612	$37,849		$26,363
2004		139,172		18,526	56,172	43,981		20,493
2003		128,804		18,843	52,970	39,653		17,338

Net Earnings (Loss)
2005		$28,299		$124	$19,651	$5,792		$2,732
2004		30,365		102	21,569	9,733		(1,039)
2003		32,703	(1)	1,969	20,520	11,912	(1)	(1,698)

Net Earnings (Loss) Per Share
2005	Basic	$1.38		$0.01	$0.95	$0.28		$0.14
	Diluted	1.36		0.01	0.94	0.28		0.13
2004	Basic	1.42		0.00	0.99	0.46		(0.05)
	Diluted	1.40		0.00	0.98	0.46		(0.05)
2003	Basic	1.46	(1)	0.09	0.92	0.54	(1)	(0.08)
	Diluted	1.45	(1)	0.08	0.91	0.53	(1)	(0.08)

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Level Overview

Fiscal 2005 was the fifth consecutive year of record sales for Arctic Cat. Fiscal 2005 net sales increased over 6% to $689.1 million from $649.6 million in fiscal 2004. Fiscal 2005 net earnings were $28.3 million or $1.36 per diluted share compared to net earnings of $30.4 million or $1.40 per diluted share in fiscal 2004. The decrease in net earnings was mainly due to increased engine costs resulting from the stronger yen versus dollar relationship. During the year the Company repurchased over 1 million shares of the common stock and ended the year with $88.4 million in cash and short-term investments.

The Company’s product lines consist of all-terrain vehicles (ATVs), snowmobiles and parts, garments and accessories.

ATV sales increased 16% in fiscal 2005 to $341.0 million from $294.4 million in fiscal 2004. ATV net sales surpassed snowmobile net sales in fiscal 2004 and are the Company’s largest product line, comprising over 49% of net sales. The Company’s ATV growth is due to Arctic Cat’s expanded product line-up that now fills nearly every market segment as well as overall growth in the ATV market.

Snowmobile sales decreased 2% in fiscal 2005 to $252.5 million from $258.4 million in fiscal 2004 because of less than normal snowfall during the prior winter season. Snowmobiles comprised 37% of the Company’s net sales in fiscal 2005.

Parts, garments and accessory sales decreased 1% in fiscal 2005 to $95.7 million from $96.8 million in fiscal 2004. Sales of snowmobile related parts, garments and accessories decreased due to the mild winter weather across much of the United States.   Parts, garments and accessory sales were 14% of the Company’s net sales in fiscal 2005. The following discussions should read in conjunction with the consolidated financial statements and notes thereto include elsewhere in this report.

Results of Operations

2005 vs. 2004 – During fiscal 2005 net sales increased 6.1% to $689,145,000 from $649,617,000 in fiscal 2004. ATV unit volume increased 8.4%, snowmobile unit volume decreased 4.1% and dollar sales of parts, garments and accessories decreased $1,101,000. The Company believes the continued increase in ATV sales is due both to enthusiastic dealer and consumer reception of the Arctic Cat ATV and growth in the ATV market. Snowmobile unit volume decreased because of lower dealer orders related to less than normal snowfalls during the prior winter season in certain key regions in North America.

Gross profit decreased 2.4% to $135,780,000 in 2005 from $139,172,000 in 2004. The gross profit percentage decreased to 19.7% versus 21.4% in 2004. The decrease in the 2005 gross profit percentage was mainly due to increased engine costs resulting from the stronger yen versus dollar relationship, and to a lesser extent increased raw material and freight costs.

Selling, general and administrative expenses were flat at $95,745,000 in 2005 from $95,511,000 in 2004. Selling, general and administrative costs increased at a rate in line with the overall sales increase when considering that fiscal 2004 operating expenses included approximately $5 million of Canadian currency hedge costs.

As a percent of net sales, operating expenses were 13.9% in 2005 compared with 14.7% in 2004.

Operating profits decreased 8.3% to $40,035,000 in 2005 from $43,661,000 in 2004. As a percent of net sales, operating profits were 5.8% in 2005 compared to 6.7% in 2004. The decrease in operating profits is attributable to the decrease in gross profit.

Interest income increased 22.2% to $1,213,000 in fiscal 2005 from $993,000 in fiscal 2004 due to higher yields on invested cash related to higher rates of return than the prior year.

Net earnings decreased 6.8% to $28,299,000 or $1.36 per diluted share from $30,365,000 or $1.40 per diluted share for fiscal 2004. Net earnings as a percent of net sales were 4.1% and 4.7% in 2005 and 2004, respectively. The decrease in net earnings is attributable to the decrease in gross profit.

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

Operating profits decreased 7.2% to $43,661,000 in 2004 from $47,047,000 in 2003. As a percent of net sales, operating profits were 6.7% in 2004 compared to 8.2% in 2003. The principal reason for this decrease was the PWC matter described in the gross profit discussion.

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

Revenue Recognition – The Company recognizes revenue and provides for estimated marketing and sales incentive costs, when products are shipped to dealers and distributors pursuant to their order, the price is fixed and collection is reasonably assured. Arctic Cat has agreements with finance companies to repurchase products repossessed up to certain limits. Arctic Cat’s financial exposure to repurchase products is limited to the difference between the amount paid to the finance company and the resale value of the repossessed products. Historically, Arctic Cat has not incurred material losses as a result of repurchases nor has it provided a financial reserve for repurchases. Adverse changes in retail sales could cause this situation to change.

Marketing and Sales Incentive Costs – The Company provides for various marketing and sales incentive costs which are offered to its dealers and consumers at the latter of when the revenue is recognized or when the marketing and sales incentive program is approved and communicated. Examples of these costs include: dealer and consumer rebates, dealer floor plan financing assistance and other incentive and promotion programs. Adverse market conditions resulting in lower than expected retail sales or the matching of competitor programs could cause accrued marketing and incentive costs to materially increase if the Company authorizes and communicates new programs to its dealers. The Company estimates marketing and sales incentive costs based on expected usage and historical experience. The related marketing and sales incentive costs accrual is included in accrued marketing in the Company’s balance sheet. To the extent current experience differs with previous estimates the accrued liability for marketing and sales incentives is adjusted accordingly.

Product Warranties – The Company generally provides a limited warranty to the owner of snowmobiles for twelve months from the date of consumer registration and for six months on ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to their estimate as actual claims become known or the amounts are determinable. Adverse changes in actual warranty costs compared to the Company’s initial estimates could cause accrued warranty to materially change.

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

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. In fiscal 2005 the Company incurred no short-term bank borrowings. The Company believes current available cash and cash generated from operations together with its available line of credit will provide sufficient funds to finance the Company on a short and long-term basis.

Cash and Short-Term Investments

Cash and short-term investments were $88,394,000 at March 31, 2005 compared to $106,440,000 at March 31, 2004. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin. The Company’s investment objectives are first, safety of principal and second, rate of return.

Financing Arrangements and Cash Flows

The Company has a $60,000,000 unsecured bank credit agreement for the documentary and stand-by letters of credit and for working capital purposes. Total working capital borrowings under the credit agreement are limited to $45,000,000 during the last six months of the fiscal year. The total letters of credit issued at March 31, 2005 were $24,396,000, of which $21,616,000 was issued to Suzuki Motor Corporation for engine and service parts purchases.

The Company has agreements with certain finance companies to provide snowmobile and ATV floor plan financing for the Company’s North American dealers. These agreements improve the Company’s liquidity by financing dealer purchases of products without requiring substantial use of the Company’s working capital. The Company is paid by the floor plan companies shortly after shipment and as part of its marketing programs the Company pays the floor plan financing of its dealers for certain set time periods depending on the size of a dealer’s order. The financing agreements require repurchase of repossessed new and unused units and set limits upon the Company’s potential liability for annual repurchases. The aggregate potential liability was approximately $31,283,000 at March 31, 2005. No material losses have been incurred by the Company under these agreements. The Company believes current available cash and cash generated from operations provide sufficient funding in the event there is a requirement to perform under this guarantee and repurchase agreement.

In 2005, the Company invested $25,954,000 in capital expenditures. The Company expects that capital expenditures, will increase to approximately $45,000,000 in fiscal 2006. This increase is mainly due to an increase in tooling expenditures for new product development across all product lines and investment in a new ATV engine production facility. Since 1996, the Company has repurchased over 10 million shares of common stock. There is approximately $5.5 million remaining on the June 2004 repurchase authorization and in May 2005, the Company’s Board of Directors authorized an additional $20,000,000 share repurchase. The Company believes that cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program and capital expenditure requirements on a short and long-term basis.

Contractual Obligations

The following table summarizes the Company’s significant future contractual obligations at March 31, 2005 (in millions):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	More than 3 Years
Operating Lease Obligations	$0.2	$0.2	0	0
Purchase Obligations(1)	138.0	138.0	0	0
Total Contractual Obligations	$138.2	$138.2	0	0

(1)           The Company has outstanding purchase obligations with suppliers and vendors  at March 31, 2005 for raw materials and other supplies as part of the normal course of business.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Report on Form 10-K, as well as the Company’s Annual Report and future filings with the Securities and Exchange Commission, the Company’s press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix and volume; competitive pressure on sales and pricing; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines from Suzuki; warranty expenses; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of insured amounts; environmental and product safety regulatory activity; effects of the weather; overall economic conditions; and consumer demand and confidence. The Company does not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation, Foreign Exchange Rates and Interest Rates

Inflation is not expected to have a significant impact on the Company’s business. The Company generally has been able to offset the impact of increasing costs through a combination of productivity gains and price increases.

During fiscal 2005, approximately 30% of the Company’s cost of sales was purchased from Japanese yen denominated suppliers. The majority of these purchases were made from Suzuki Motor Corporation who supplies engines for the Company’s snowmobiles and ATVs. The Company has an agreement with Suzuki Motor Corporation for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually. During fiscal 2005, the exchange rate fluctuation between the U.S. dollar and the Japanese yen had a modest negative impact on the Company’s operating results. From time to time the Company utilizes foreign exchange cash flow hedging contracts to minimize the impact of exchange rate fluctuations relating to ATV engine purchases. During 2005, the average contracted forward exchange rate on these cash flow hedges was approximately 109 (Japanese Yen to the U.S. Dollar).  At March 31, 2005, there were no foreign exchange contracts outstanding for Japanese Yen.

Sales to Canadian dealers are made in Canadian dollars with the U.S. dollar serving as the functional currency. During fiscal 2005, sales to Canadian dealers comprised 18.0% of total net sales. During fiscal 2005, the exchange rate fluctuation between the U.S. dollar and the Canadian dollar had a modest positive impact on operating profits. During 2005, the Company utilized cash flow hedges to mitigate the variability in Canadian exchange rate changes relating to Canadian dollar fund transfers to the United States. During 2005, the average contracted forward exchange rate on these cash flows hedges was approximately $1.31 (Canadian Dollar to U.S. Dollar). At March 31, 2005 there were Canadian dollar forward exchange contracts outstanding with notional amounts of $1,080,000.

The fair values of the Canadian dollar hedge contracts at March 31, 2005 represent an unrealized gain of $4,000.  A ten percent fluctuation in the currency rates as of March 31, 2005 would have resulted in a change in the fair value of the Canadian dollar hedge contracts of approximately $108,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of available-for-sale debt securities approximate related fair value and the associated market risk is not deemed to be significant.

The Company is a party to an unsecured bank line of credit arrangement under which it may borrow an aggregate of up to $60 million. Interest is charged at variable rates based on either LIBOR or prime. In fiscal 2005 the Company incurred no short-term bank borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements, Notes, and Report of Independent Registered Certified Public Accounting Firm appear on pages 21 through 32. Quarterly financial data appears in Item 6.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the 1934 Act as of March 31, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in internal controls over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Arctic Cat Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Arctic Cat Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on the assessment management believes that, as of March 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Arctic Cat Inc.’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Arctic Cat Inc.

We have audited management’s assessment, included in the accompanying management report included in Item 9 of this Form 10-K, that Arctic Cat Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2005, based on control criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arctic Cat Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the statements of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Arctic Cat Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Arctic Cat Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arctic Cat Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005 and our report dated June 9, 2005 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
June 9, 2005

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the heading “Election of Directors” and “Beneficial Ownership of Capital Stock-Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 3, 2005, is incorporated herein by reference.

Pursuant to instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information included under the heading “Executive Compensation and Other Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 3, 2005, is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the heading “Beneficial Ownership of Capital Stock” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 3, 2005, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions, appearing under the heading “Executive Compensation and Other Information-Certain Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 3, 2005, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the heading “Independent Public Accountants” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 3, 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of report

1. Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K:

(i)	Consolidated Balance Sheets as of March 31, 2005 and 2004

(ii)	Consolidated Statements of Earnings for the three years ended March 31, 2005, 2004 and 2003

(iii)	Consolidated Statements of Shareholders’ Equity for the three years ended March 31, 2005, 2004 and 2003

(iv)	Consolidated Statements of Cash Flows for the three years ended March 31, 2005, 2004 and 2003

(v)	Notes to Consolidated Financial Statements

(vi)	Report of Independent Registered Certified Public Accounting Firm

2. Schedules filed as part of this Form 10-K.

The information required to be disclosed within Schedule II – Valuation and Qualifying Accounts is provided within the Consolidated Financial Statements of the Company, filed as part of this Form 10-K.

3. Exhibits

		Method of Filing
3(a)	Amended and Restated Articles of Incorporation of Company	(3)

3(b)	Restated By-Laws of the Company	(1)

4(a)	Form of specimen Common Stock Certificate	(1)

4(b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(4)

10(a)	1989 Stock Option Plan, as amended	(3)

10(b)	1995 Stock Option Plan, as amended	(3)

10(c)	Purchase/Supply Agreement dated as of March 1, 1985 between Suzuki Motor Co., Ltd. and the Company, and related Agreement on Implementation of Warranty Provision.	(1)

10(d)	Form of Employment Agreement between the Company and each of its executive officers	(1)

10(e)	Floorplan Repurchase Agreement dated July 13, 1984, between the Company and ITT Commercial Finance Corp.	(1)

10(f)	Floorplan Repurchase Agreement dated as of June 15, 1988, between the Company and ITT Commercial Finance, a division of ITT Industries of Canada, Ltd.	(1)

10(g)	Discretionary Revolving Credit Facility, dated as of June 6, 1997, between the Company and Wells Fargo Bank Minnesota, National Association.	(3)

10(h)	2002 Stock Plan	(5)

10(i)	Form of incentive stock option agreement for 2002 Stock Plan	(2)

10(j)	Form of non-qualified stock option agreement for 2002 Stock Plan	(2)

10(k)	Form of Director non-qualified stock option agreement for 2002 Stock Plan	(2)

10(l)	Program agreement, dated as of January 20, 2003, by and between Arctic Cat Sales Inc. and Textron Financial Corporation (Confidential treatment pursuant to 17 CFR Sections 200.80(b) and 240.246-2 has been granted for certain portions of this exhibit. Such portions have been omitted herein and have been filed separately with the SEC.)	(6)

10(m)	Repurchase Agreement, dated as of January 20, 2003, by and between Arctic Cat Sales Inc. and Textron Financial Corporation.	(6)

21	Subsidiaries of the Registrant	(2)

23	Consent of Independent Registered Certified Public Accounting Firm	(2)

31.1	Section 302 Certificate of Chief Executive Officer	(2)

31.2	Section 302 Certificate of Chief Financial Officer	(2)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)

(b) Exhibits

Reference is made to Item 15(a) 3.

(c) Schedules

Reference is made to Item 15(a) 2.

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

(4)          Incorporated by reference to Exhibit 1 to the Company’s Registration on Form 8-A filed with the SEC on September 20, 2001.

(5)          Incorporated by reference to Exhibit 99.1 to the Company’s Registration on Form S-8 filed with the SEC on September 6, 2002.

(6)          Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of June, 2005.

ARCTIC CAT INC.

/s/Christopher A. Twomey
Christopher A. Twomey
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Date
/s/ Christopher A. Twomey
Christopher A. Twomey	June 10, 2005
Chairman of the Board of Directors, President, Chief Executive Officer
(Principle Executive Officer)

/s/ Timothy C. Delmore	June 10, 2005
Timothy C. Delmore
Chief Financial Officer
(Principle Financial and Accounting Officer)

/s/ Robert J. Dondelinger	June 10, 2005
Robert J. Dondelinger, Director

/s/ William I. Hagen	June 10, 2005
William I. Hagen, Director

/s/ William G. Ness	June 10, 2005
William G Ness, Vice Chairman of the Board of Directors

/s/ Gregg A. Ostrander	June 10, 2005
Gregg A. Ostrander, Director

/s/ Kenneth J. Roering	June 10, 2005
Kenneth J. Roering, Lead Director

/s/ Susan Lester	June 10, 2005
Susan Lester, Director

/s/ Masayoshi Ito	June 10, 2005
Masayoshi Ito, Director

Consolidated Balance Sheets

Arctic Cat Inc. March 31,	2005	2004

ASSETS
Current Assets
Cash and equivalents	$20,765,000	$44,045,000
Short-term investments	67,629,000	62,395,000
Accounts receivable, less allowances	46,472,000	28,274,000
Inventories	67,989,000	61,127,000
Prepaid expenses	3,578,000	3,592,000
Income taxes receivable	—	1,239,000
Deferred income taxes	9,428,000	10,412,000
Total current assets	215,861,000	211,084,000

Property and Equipment – At Cost
Machinery, equipment and tooling	150,221,000	125,584,000
Land, buildings and improvements	22,883,000	22,213,000
	173,104,000	147,797,000
Less accumulated depreciation	97,232,000	78,295,000
	75,872,000	69,502,000
	$291,733,000	$280,586,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$53,202,000	$48,148,000
Accrued expenses	36,181,000	34,900,000
Income taxes payable	3,409,000	—
Total current liabilities	92,792,000	83,048,000

Deferred Income Taxes	13,431,000	11,585,000

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 13,378,698, in 2005; 14,285,882 in 2004	134,000	143,000
Class B common stock, par value $.01; 7,560,000 shares authorized, Shares issued, and outstanding 6,717,000 in 2005 and 2004	67,000	67,000
Accumulated other comprehensive gain (loss)	60,000	(221,000)
Retained earnings	185,249,000	185,964,000
	185,510,000	185,953,000
	$291,733,000	$280,586,000

The accompanying notes are an integral part of these statements.

Consolidated Statements of Earnings

Arctic Cat Inc. Years ended March 31,	2005	2004	2003
Net sales	$689,145,000	$649,617,000	$577,070,000
Cost of goods sold	553,365,000	510,445,000	448,266,000
Gross profit	135,780,000	139,172,000	128,804,000

Selling, general and administrative expenses	95,745,000	95,511,000	84,161,000
Watercraft exit costs	—	—	(2,404,000)
Operating profit	40,035,000	43,661,000	47,047,000

Other income
Interest income	1,213,000	993,000	1,442,000
Earnings Before Income Taxes	41,248,000	44,654,000	48,489,000
Income tax expense	12,949,000	14,289,000	15,786,000
Net Earnings	$28,299,000	$30,365,000	$32,703,000
Net Earnings Per Share
Basic	$1.38	$1.42	$1.46
Diluted	$1.36	$1.40	$1.45
Weighted average shares outstanding
Basic	20,516,000	21,424,000	22,396,000
Diluted	20,794,000	21,730,000	22,615,000

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity

						Accumulated
			Class B		Additional	Other
Arctic Cat Inc.	Common Stock		Common Stock		Paid-in	Comprehensive	Retained
Years ended March 31,	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Total
Balances at March 31, 2002	15,694,316	$157,000	7,560,000	$76,000	$—	$(122,000)	$181,527,000	$181,638,000
Exercise of stock options	256,160	2,000	—	—	2,777,000	—	—	2,779,000
Tax benefits from stock option exercises	—	—	—	—	1,207,000	—	—	1,207,000
Repurchase of common stock	(1,462,627)	(15,000)	—	—	(3,984,000)	—	(21,445,000)	(25,444,000)
Other comprehensive income:
Net earnings	—	—	—	—	—	—	32,703,000	32,703,000
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	75,000	—	75,000
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(289,000)	—	(289,000)
Total other comprehensive income	—	—	—	—	—	—	—	32,489,000
Dividends ($.24 per share)	—	—	—	—	—	—	(5,383,000)	(5,383,000)
Balances at March 31, 2003	14,487,849	144,000	7,560,000	76,000	—	(336,000)	187,402,000	187,286,000
Exercise of stock options	644,305	6,000	—	—	7,649,000	—	—	7,655,000
Tax benefits from stock option exercises	—	—	—	—	1,868,000	—	—	1,868,000
Repurchase of common stock	(846,272)	(7,000)	(843,000)	(9,000)	(9,517,000)	—	(26,230,000)	(35,763,000)
Other comprehensive income:
Net earnings	—	—	—	—	—	—	30,365,000	30,365,000
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(154,000)	—	(154,000)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	269,000	—	269,000
Total other comprehensive income	—	—	—	—	—	—	—	30,480,000
Dividends ($.26 per share)	—	—	—	—	—	—	(5,573,000)	(5,573,000)
Balances at March 31, 2004	14,285,882	143,000	6,717,000	67,000	—	(221,000)	185,964,000	185,953,000
Exercise of stock options	115,762	1,000	—	—	1,429,000	—	—	1,430,000
Tax benefits from stock option exercises	—	—	—	—	618,000	—	—	618,000
Repurchase of common stock	(1,022,946)	(10,000)	—	—	(2,047,000)	—	(23,272,000)	(25,329,000)
Other comprehensive income:
Net earnings	—	—	—	—	—	—	28,299,000	28,299,000
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(135,000)	—	(135,000)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	416,000	—	416,000
Total other comprehensive income	—	—	—	—	—	—	—	28,580,000
Dividends ($.28 per share)	—	—	—	—	—	—	(5,742,000)	(5,742,000)
Balances at March 31, 2005	13,378,698	$134,000	6,717,000	$67,000	$—	$60,000	$185,249,000	$185,510,000

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

Arctic Cat Inc. Years ended March 31,	2005	2004	2003
Cash flows from operating activities
Net earnings	$28,299,000	$30,365,000	$32,703,000
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	19,584,000	18,551,000	15,684,000
Deferred income taxes	2,666,000	5,532,000	5,547,000
Tax benefit from stock option exercises	618,000	1,868,000	1,207,000
Watercraft exit costs	—	—	(6,404,000)
Changes in operating assets and liabilities, net of effect of watercraft costs
Trading securities	(9,151,000)	(6,155,000)	(1,031,000)
Accounts receivable	(18,194,000)	744,000	(5,199,000)
Inventories	(6,862,000)	10,596,000	(9,547,000)
Prepaid expenses	14,000	237,000	(436,000)
Accounts payable	5,709,000	12,710,000	6,996,000
Accrued expenses	1,281,000	(7,562,000)	(948,000)
Income taxes	4,648,000	1,083,000	(945,000)
Net cash provided by operating activities	28,612,000	67,969,000	37,627,000

Cash flows from investing activities
Purchase of property and equipment	(25,954,000)	(25,053,000)	(21,475,000)
Sale and maturity of available-for-sale securities	3,703,000	1,729,000	1,861,000
Purchase of available-for-sale securities	—	—	(350,000)
Net cash used in investing activities	(22,251,000)	(23,324,000)	(19,964,000)

Cash flows from financing activities
Proceeds from issuance of common stock	1,273,000	6,425,000	2,767,000
Repurchase of common stock	(25,172,000)	(34,533,000)	(25,432,000)
Dividends paid	(5,742,000)	(5,573,000)	(5,383,000)
Net cash used in financing activities	(29,641,000)	(33,681,000)	(28,048,000)

Net increase (decrease) in cash and equivalents	(23,280,000)	10,964,000	(10,385,000)
Cash and equivalents at beginning of year	44,045,000	33,081,000	43,466,000
Cash and equivalents at end of year	$20,765,000	$44,045,000	$33,081,000
Supplemental disclosure of cash payments for income taxes	$7,691,000	$9,423,000	$12,978,000

Supplemental disclosure of non-cash investing and financing activities:

As of March 31, 2005 and 2004, the unrealized gain on securities available-for-sale, net of tax was $57,000 and $192,000.

As of March 31, 2005 and 2004, the unrealized gain (loss) on derivative instruments, net of tax was $3,000 and $(413,000).

During 2005 and 2004, mature common shares with a fair market value of $157,000 and $1,230,000 were exchanged in settlement for the exercise of certain stock options.

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Arctic Cat Inc.   March 31, 2005, 2004 and 2003

A             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Arctic Cat Inc. (the “Company”) operates in a single industry segment and designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat® brand name, and related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota. The Company’s products are sold through a network of independent dealers located throughout the United States and Canada, and distributors in Scandinavia and other international markets.

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

Cash and Equivalents

The Company considers highly liquid temporary investments with an original maturity of three months or less or variable rate demand notes with put options exercisable in three months or less to be cash equivalents. Cash and equivalents consist primarily of commercial paper and put bonds. The Company’s cash management policy provides for bank disbursement accounts to be reimbursed on a daily basis. Checks issued but not presented to the banks for payment are included in cash and equivalents as a reduction of other cash balances.

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

Accounts Receivable

The Company’s accounts receivable balance consists of amounts due from its dealers and certain finance companies. The Company extends credit to its dealers based on an evaluation of the dealers’ financial condition. The Company’s collection exposure relating to accounts receivable amounts due from certain dealer finance companies is limited due to the financial strength of the finance companies and provisions of its existing agreements. Accounts receivable is presented net of an allowance for estimated uncollectible amounts due from its dealers. The Company estimates the uncollectible amounts considering numerous factors, mainly historical trends as well as current available information. The Company’s allowance for uncollectible accounts was $802,000, $1,083,000 and $1,083,000 at March 31, 2005, 2004 and 2003. The activity within the allowance for uncollectible accounts for the three years ending March 31, 2005 was not significant.  Accounts receivable amounts written off have been within management’s expectations.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Derivative Instruments and Hedging Activities

The Company enters into forward exchange contracts to hedge the variability in foreign exchange rates related to purchase commitments denominated in Japanese yen for ATV engines and transfers of Canadian dollar funds to the United States of America. The contracts are designated as, and meet the criteria for, cash flow hedges. The Company does not enter into forward contracts for the purpose of trading. Gains and losses on forward contracts are recorded in accumulated other comprehensive income (loss), net of tax, and subsequently reclassified within 12 months into cost of goods sold upon the sale of ATV units or into operating expense upon completing transfers of Canadian dollar funds.

As of March 31, 2005 and 2004, the Company had open Canadian dollar forward exchange contracts, maturing through April 2005 and December 2004, with notional amounts totaling $1,080,000 and $73,101,000 and fair value assets and liabilities, included in accounts receivable, of $4,000 at March 31, 2005 and $655,0000 included in accounts payable at March 31, 2004. The related amounts reported within other comprehensive income (loss), net of tax, were $3,000 and $(413,000). There were no open Japanese yen forward exchange contracts at March 31, 2005 and 2004.

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

Product Warranties

The Company generally provides a limited warranty to the owner of snowmobiles for twelve months from the date of consumer registration and for six months on ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims become known or the amounts are determinable. The following represents changes in the Company’s accrued warranty liability for the fiscal years ended March 31,

	2005	2004	2003
Balance at April 1,	$10,331,000	$12,205,000	$12,937,000
Warranty Provision	14,237,000	14,141,000	15,318,000
Warranty Claim Payments	12,515,000	16,015,000	16,050,000
Balance at March 31,	$12,053,000	$10,331,000	$12,205,000

Insurance

The Company is self-insured for employee medical, workers’ compensation, and product liability claims. Specific stop loss coverages are provided for catastrophic claims. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated.

Revenue Recognition

The Company recognizes revenue and provides for estimated marketing and sales incentive costs when products are shipped to dealers and distributors pursuant to their order, the price is fixed and collection is reasonably assured. Shipping and handling cost are recorded as a component of costs of goods sold at the time product is shipped.

Marketing and Sales Incentive Costs

At the time product revenue is recognized the Company provides for various marketing and sales incentive costs which are offered to its dealers and consumers. Examples of these costs, which are recognized as a reduction of revenue when the products are sold, include: dealer and consumer rebates, dealer floor plan financing assistance and other incentive and promotion programs. Generally, the Company records costs related to these marketing programs at the later of when the revenue is recognized or when the sales incentive or marketing program is approved and communicated for products previously shipped. Sales incentives that involve a free product or service delivered to the consumer are recorded as a component of cost of goods sold. The Company estimates the costs of these various incentive and marketing programs at the time of sale or subsequently when programs are approved and communicated based on historical experience. To the extent current experience differs with previous estimates the accrued liability for marketing and sales incentives is adjusted accordingly.

To help facilitate retail sales of snowmobiles, the Company, at its discretion, works with dealers to transfer units from lower snow fall or lower retail activity regions to higher snow fall or higher retail activity regions. At the time of a transfer the Company credits the transferring dealer and re-bills the receiving dealer. There was no activity of this type in 2005 and the net effect of this activity was to reduce revenue by less than 1% in 2004 and 2003.

Dealer Holdback

The Company records a dealer holdback program liability at the time certain products are shipped to its dealers. If the products subject to the holdback program are sold within the program time period, the Company refunds a portion of the original sale price, referred to as dealer holdback, to the dealer. The Company’s dealer holdback program liability, included within the accounts payable, as of March 31, 2005, 2004 and 2003 was $14,085,000, $9,673,000 and $1,566,000. The increases from March 31, 2004 to 2005 and from March 31, 2003 to 2004 were principally related to qualifying additional products, the period of coverage under the program and the timing of payments.

Research and Development

Research and development costs are expensed as incurred and are reported as a component of selling, general and administrative expenses. Research and development expense was $17,350,000, $14,736,000 and $14,254,000 during 2005, 2004 and 2003.

Advertising

The Company expenses advertising costs as incurred, except for cooperative advertising obligations arising related to the sale of the

Company’s products to its dealers. The estimated cost of cooperative advertising, which the dealer is required to support, is recorded as marketing expense at the time the product is sold. Cooperative advertising was $6,681,000, $6,374,000, and $4,957,000 in 2005, 2004 and 2003. Total advertising expense, including cooperative advertising, was $22,031,000, $18,900,000 and $20,784,000 in 2005, 2004 and 2003.

Stock-Based Compensation

The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation plans. The Company’s reported net earnings and basic and diluted net earnings per share would have been as follows had the fair value method been used for valuing stock options granted to employees:

	2005	2004	2003
Net earnings:
As reported	$28,299,000	$30,365,000	$32,703,000
Additional compensation expense, net of tax	1,555,000	1,337,000	1,366,000
Pro forma	$26,744,000	$29,028,000	$31,337,000
Net earnings per share:
As reported
Basic	$1.38	$1.42	$1.46
Diluted	$1.36	$1.40	$1.45
Pro forma
Basic	$1.30	$1.35	$1.40
Diluted	$1.29	$1.34	$1.39

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to estimate the fair value of options:

	2005	2004	2003
Assumptions:
Dividend yield	1.1%	1.3%	1.4%
Average term	7 years	7 years	7 years
Volatility	36%	39%	31%
Risk-free rate of return	4.1%	3.8%	3.9%

The weighted average fair value of options granted during each of the following years ended March 31:

	2005	2004	2003
Fair value of options granted	$10.94	$8.46	$5.32

See Note K for additional disclosures regarding stock option plans.

Net Earnings Per Share

The Company’s diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 195,000, 85,180, and 369,295 shares of common stock with weighted average exercise prices of $27.68, $20.94, and $15.80 were outstanding during 2005, 2004 and 2003, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following for the years ended March 31,

	2005	2004	2003
Weighted average number Of common shares outstanding	20,516,000	21,424,000	22,396,000
Dilutive effect of option plan	278,000	306,000	219,000
Common and potential shares outstanding - Diluted	20,794,000	21,730,000	22,615,000

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

Accounting Policy and Disclosure Changes

On December 16, 2004, the Financial Standards Board (FASB) issued Statement of Financial Accounting Standards No. SFAS 123(revised 2004) (SFAS 123R), Share Based Payment. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. That cost will be measured based on the fair value of the equity or liability instruments on the date they are issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share repurchase.

The Company will be required to adopt SFAS 123R as of its first interim reporting period that begins after March 31, 2006 or the first quarter of fiscal year 2007. The Company has not completed its evaluation of SFAS 123R but expects the adoption of this new standard will have a significant impact due to the Company’s use of options as employee incentives.

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

Reclassification

Certain 2004 amounts have been reclassified to conform with the 2005 financial statement presentation. The reclassification had no effect on previously reported operating results.

B             SHORT-TERM INVESTMENTS

Short-term investments consist primarily of a diversified portfolio of municipal bonds and money market funds and are classified as follows at March 31:

	2005	2004
Trading securities	$64,433,000	$55,282,000
Available-for-sale debt securities	3,196,000	7,113,000
	$67,629,000	$62,395,000

Trading securities consists of $54,608,000 and $41,707,000 invested in various money market funds at March 31, 2005 and 2004, respectively, while the remainder of trading securities and available-for-sale securities consists primarily of “A” rated or higher municipal bond investments. The amortized cost and fair value of debt securities classified as available-for-sale was $3,105,000 and $3,196,000, at March 31, 2005. The unrealized gain on available-for-sale debt securities is reported, net of tax, as a separate component of shareholders’ equity. The contractual maturities of available-for-sale debt securities at March 31, 2005, are $765,000 within one year and $2,431,000 from one year through five years.

C             INVENTORIES

Inventories consist of the following at March 31:

	2005	2004
Raw materials and sub-assemblies	$17,155,000	$16,942,000
Finished goods	24,149,000	14,719,000
Parts, garments and accessories	26,685,000	29,466,000
	$67,989,000	$61,127,000

D             ACCRUED EXPENSES

Accrued expenses consist of the following at March 31:

	2005	2004
Marketing	$7,567,000	$8,566,000
Compensation	9,288,000	9,206,000
Warranties	12,053,000	10,331,000
Insurance	5,315,000	5,061,000
Other	1,958,000	1,736,000
	$36,181,000	$34,900,000

E              DISCONTINUED PERSONAL WATERCRAFT BUSINESS AND RELATED COSTS

On October 7, 1999, the Company announced that it was exiting the personal watercraft (PWC) business effective September 30, 1999 and recorded a charge of $21,462,000. The charge included $8,961,000 for consumer incentives, $3,480,000 for the write-down and disposal of long-lived assets with no alternative use, $5,286,000 to reduce related inventory to a net realizable value and accrued $3,735,000 relating to other matters. The Company had no significant sales of the PWC product line in the years ended March 31, 2005, 2004 and 2003. The majority of the Company’s PWC exit plan has concluded while other aspects of the plan will extend beyond March 31, 2005. During fiscal year 2003, the Company analyzed current and future exit plan costs, and reduced the initial recorded PWC exit plan consumer incentive and other exit costs accruals in the amount of $4,000,000 and $2,404,000, respectively. The changes in the PWC exit accrual (included in other expenses) were as follows:

	Consumer Incentives	Other Matters	Total
Balance at April 1, 2002	$4,655,000	$2,854,000	$7,509,000
Change in estimates	(4,000,000)	(2,404,000)	(6,404,000)
Cash payments	(228,000)	0	(228,000)
Balance on March 31, 2003	427,000	450,000	877,000
Cash payments	(269,000)	—	(269,000)
Balance at March 31, 2004	158,000	450,000	608,000
Cash payments	(57,000)	—	(57,000)
Balance on March 31, 2005	$101,000	$450,000	$551,000

F              FINANCING

The Company has a $60,000,000 unsecured bank credit agreement for documentary and stand-by letters of credit and for working capital purposes. In fiscal 2005 the Company incurred no short term bank borrowings. Total working capital borrowings under the credit agreement are limited to $45,000,000 during the last six months of the fiscal year. The credit agreement is due on demand and expires July 28, 2005 , however, management believes they will be able to renew the existing line of credit under similar terms. Interest on the working capital borrowings is payable monthly at alternative interest rates, at the Company’s election. The credit agreement contains certain covenants. At March 31, 2005, there was $24,396,000 of issued letters of credit outstanding and no working capital borrowings outstanding. Of the issued letters of credit outstanding, $21,616,000 was issued to Suzuki Motor Corporation (Suzuki) for engine and service parts purchases (see Note H). Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

G             RETIREMENT SAVINGS PLAN

The Company’s 401(k) retirement savings plan covers substantially all eligible employees. Employees may contribute up to 50% of their compensation with the Company matching 100% of the employee contributions, up to a maximum of 3% of the employee’s compensation. The Company can elect to make additional contributions at its discretion. Total Company matching contributions were $1,448,000, $1,286,000 and $1,284,000 in 2005, 2004 and 2003. There were no discretionary contributions made during 2005, 2004 and 2003.

H             RELATED PARTY TRANSACTIONS

The Company purchases engines and service parts from Suzuki, owner of the Company’s Class B common stock. Such purchases totaled $138,021,000, $129,700,000 and $114,472,000 in 2005, 2004 and 2003. The purchase price of the engines and service parts is determined annually. The Company has an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually.

The Company is dependent on Suzuki for the near term supply of most of its engines and related service parts. An interruption of this supply could have a material adverse effect on the Company’s operations. Certain raw materials and services are purchased from vendors in which certain of the Company’s directors are officers or significant shareholders. In 2005, 2004 and 2003, these transactions aggregated $2,678,000, $7,150,000 and $6,165,000.

I               INCOME TAXES

Income tax expense consists of the following for the years ended March 31:

	2005	2004	2003
Current
Federal	$9,166,000	$7,831,000	$9,310,000
State	1,117,000	926,000	929,000
Deferred	2,666,000	5,532,000	5,547,000
	$12,949,000	$14,289,000	$15,786,000

The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended March 31:

	2005	2004	2003
Statutory income tax rate	35.0%	35.0%	35.0%
State taxes	1.8	1.4	1.3
Tax exempt interest	(0.7)	(0.5)	(0.5)
Foreign sales corporation	(3.2)	(2.1)	(1.8)
Other	(1.5)	(1.8)	(1.4)
	31.4%	32.0%	32.6%

The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes under the liability methods are as follows at March 31:

	2005	2004
Short-term deferred income tax assets
Accrued expenses	$8,352,000	$9,127,000
Inventory capitalization and adjustments	2,582,000	2,492,000
Other	297,000	401,000
Short-term deferred income tax liability prepaid expenses and other	(1,803,000)	(1,608,000)
Net short-term deferred tax asset	$9,428,000	$10,412,000
Long-term deferred income tax liability
Property and equipment	$13,431,000	$11,585,000
Long-term deferred tax liability	$13,431,000	$11,585,000

J              COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At March 31, 2005, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $31,283,000.  The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

K             SHAREHOLDERS’ EQUITY

Stock Option Plans

The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant. At March 31, 2005, the Company had 758,942 shares of common stock available for grant under the plans.

Transactions under the plans during each of the three years in the period ended March 31, are summarized as follows:

	Number of shares under option	Weighted average exercise price
Outstanding at April 1, 2002	1,389,243	$11.87
Granted	327,000	15.59
Exercised	(256,160)	10.85
Cancelled	(3,000)	15.21
Outstanding at March 31, 2003	1,457,083	12.88
Granted	316,000	21.00
Exercised	(644,305)	11.88
Outstanding at March 31, 2004	1,128,778	15.72
Granted	274,000	27.60
Exercised	(115,762)	12.35
Cancelled	(1,000)	12.00

Outstanding at March 31, 2005	1,286,016	$18.56

Options exercisable at March 31 are as follows:

	Number of shares under option	Weighted average exercise price
2003	922,081	$11.64
2004	578,282	$13.22
2005	762,189	$15.51

The following tables summarize information concerning currently outstanding and exercisable stock options at March 31, 2005:

Options Outstanding

Range of Exercise Prices		Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 6.11		11,814	3.4 years	$6.11
9.38	– 13.33	235,717	4.2 years	11.09
14.41	– 21.03	764,485	7.1 years	17.81
25.45	– 28.00	274,000	9.0 years	27.60
		1,286,016		$18.56

Options Exercisable

Range of Exercise Prices		Number Exercisable	Weighted Average Exercise Price
$ 6.11		11,814	$6.11
9.38	– 13.33	235,717	11.09
14.41	– 21.03	478,158	16.99
25.45	– 28.00	36,500	27.67
		762,189	$15.51

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

Share Repurchase Authorization

The Company invested $25,329,000, $35,763,000 and $25,444,000 during 2005, 2004 and 2003 to repurchase and cancel 1,023,000, 1,689,500 and 1,463,000 shares of common stock, pursuant to Board of Directors’ authorizations. Included in the 2004 repurchases are 843,000 shares of Class B stock from Suzuki Motor Corporation, repurchased for $18,259,000 or $21.66 per share.  At March 31, 2005, authorization to repurchase $5,469,000 or approximately 202,000 shares remain outstanding.  In May 2005, the Board of Directors’ approved an additional $20,000,000 share repurchase.

L             EXPORT SALES

Sales to foreign customers, located primarily in Canada, amounted to $171,075,000, $152,657,000 and $118,399,000 in 2005, 2004 and 2003.

REPORT OF INDEPENDENT REGISTERED

CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors

Arctic Cat Inc.

We have audited the accompanying consolidated balance sheets of Arctic Cat Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arctic Cat Inc. and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arctic Cat Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2005, based on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 9, 2005 expressed an unqualified opinion on the effectiveness of Arctic Cat Inc. and subsidiaries’ internal control over financial reporting.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
June 9, 2005

ARCTIC CAT INC. EXHIBIT INDEX

EXHIBIT NUMBER

10(i)	Form of incentive stock option agreement for 2002 Stock Plan.
10(j)	Form of non-qualified stock option agreement for 2002 Stock Plan.
10(k)	Form of Director non-qualified stock option agreement for 2002 Stock Plan
21	Subsidiaries of Registrant
23	Consent of Independent Registered Certified Public Accounting Firm
31.1	Certificate of Chief Executive Officer
31.2	Certificate of Chief Financial Officer

32.1

Certification of Chief Executive Officer

32.2

Certification of Chief Financial Officer