Form 10-Q
period 2005-06-30
ARCTIC CAT INC
filed 2005-08-09
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:   0-18607

ARCTIC CAT INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Brooks Avenue South, Thief River Falls, Minnesota	56701
(Address of principal executive offices)	(Zip Code)

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

Yes☒     No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes☒     No☐

At August 3, 2005, 13,056,439 shares of Common Stock and 6,717,000 shares of Class B Common Stock of the Registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2005	March 31, 2005
ASSETS
CURRENT ASSETS
Cash and equivalents	$6,594,000	$20,765,000
Short-term investments	7,741,000	67,629,000
Accounts receivable, less allowances	48,475,000	46,472,000
Inventories	134,218,000	67,989,000
Prepaid expenses	3,853,000	3,578,000
Deferred income taxes	10,990,000	9,428,000

Total current assets	211,871,000	215,861,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	154,810,000	150,221,000
Land, buildings and improvements	22,929,000	22,883,000

	177,739,000	173,104,000
Less accumulated depreciation	101,910,000	97,232,000

	75,829,000	75,872,000

	$287,700,000	$291,733,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$62,573,000	$53,202,000
Accrued expenses	31,174,000	36,181,000
Income taxes payable	1,588,000	3,409,000

Total current liabilities	95,335,000	92,792,000

DEFERRED INCOME TAXES	13,617,000	13,431,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 13,193,698 at June 30, 2005; 13,378,698 at March 31, 2005	132,000	134,000
Class B common stock, par value $.01; 7,560,000 shares authorized; issued, and outstanding, 6,717,000 at June 30, 2005; and at March 31, 2005	67,000	67,000
Accumulated other comprehensive income (loss)	(1,817,000)	60,000
Retained earnings	180,366,000	185,249,000

	178,748,000	185,510,000

	$287,700,000	$291,733,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

	Three Months Ended June 30,
	2005	2004

Net sales	$107,924,000	$102,594,000

Cost of goods sold	85,644,000	83,638,000

Gross profit	22,280,000	18,956,000

Selling, general and administrative expenses	21,908,000	18,982,000

Operating Profit (Loss)	372,000	(26,000)

Other income
Interest income	287,000	209,000

Earnings before income taxes	659,000	183,000

Income tax expense	211,000	59,000

Net earnings	$448,000	$124,000
Net earnings per share
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted average shares outstanding
Basic	20,015,000	20,873,000
Diluted	20,229,000	21,146,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net earnings	$448,000	$124,000
Adjustments to reconcile net earnings
To net cash provided by operating activities
Depreciation	4,694,000	4,280,000
Deferred income taxes	(273,000)	(684,000)
Tax benefit from stock option exercises	—	38,000
Changes in operating assets and liabilities:
Trading securities	59,874,000	35,699,000
Accounts receivable	(2,007,000)	(8,253,000)
Inventories	(66,229,000)	(45,797,000)
Prepaid expenses	(275,000)	388,000
Accounts payable	6,409,000	(4,909,000)
Accrued expenses	(5,007,000)	(4,443,000)
Income taxes	(1,821,000)	3,342,000
Net cash used in operating activities	(4,187,000)	(20,215,000)

Cash flows from investing activities
Purchase of property and equipment	(4,651,000)	(4,084,000)
Sale and maturity of available-for-sale securities	—	1,401,000
Net cash used in investing activities	(4,651,000)	(2,683,000)

Cash flows from financing activities
Proceeds from issuance of common stock	—	24,000
Dividends paid	(1,399,000)	(1,466,000)
Repurchase of common stock	(3,934,000)	(7,670,000)
Net cash used in financing activities	(5,333,000)	(9,112,000)

Net decrease in cash and equivalents	(14,171,000)	(32,010,000)

Cash and equivalents at the beginning of period	20,765,000	44,045,000

Cash and equivalents at the end of period	$6,594,000	$12,035,000

Supplemental disclosure of cash payments for income taxes	$2,381,000	$161,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2005 and, the results of operations for the three month periods ended June 30, 2005 and 2004 and cash flows for the three month periods ended June 30, 2005 and 2004.  Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2005 is derived from the audited balance sheet as of that date.

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

The Company’s reported net earnings and basic and diluted net earnings per share for the three months ended June 30, 2005 and 2004, would have been as follows had the fair value method been used for valuing stock options granted to employees:

	Three months ended June 30,
	2005	2004
Net earnings (loss):
As reported	$448,000	$124,000
Additional compensation expense, net of tax	327,000	313,000
Proforma	$121,000	$(189,000)
Net earnings (loss) per share
As reported
Basic	$0.02	$0.01
Diluted	0.02	0.01
Proforma
Basic	$0.01	$(0.01)
Diluted	0.01	(0.01)

NOTE C-NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 274,000 shares of common stock with weighted average exercise prices of $27.60 were outstanding during the three months ended June 30, 2005, all of which were excluded from the computation of common share equivalents because they were anti-dilutive. There were no anti-dilutive shares during the three months ended June 30, 2004.

Weighted average shares outstanding consist of the following:

	Three Months Ended June 30,
	2005	2004

Number of common shares outstanding	20,015,000	20,873,000

Dilutive effect of option plan	214,000	273,000

Common and potential common shares outstanding - diluted	20,229,000	21,146,000

NOTE D-SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	June 30, 2005	March 31, 2005

Trading securities	$4,559,000	$64,433,000
Available-for-sale debt securities	3,182,000	3,196,000

	$7,741,000	$67,629,000

NOTE E-INVENTORIES

Inventories consist of the following:

	June 30, 2005	March 31, 2005

Raw materials and sub-assemblies	$33,912,000	$17,155,000
Finished goods	69,525,000	24,149,000
Parts, garments and accessories	30,781,000	26,685,000

	$134,218,000	$67,989,000

NOTE F-ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2005	March 31, 2005

Marketing	$7,040,000	$7,567,000
Compensation	3,817,000	9,288,000
Warranties	12,966,000	12,053,000
Insurance	5,637,000	5,315,000
Other	1,714,000	1,958,000

	$31,174,000	$36,181,000

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

	2005	2004

Balance at beginning of period	$12,053,000	$10,331,000
Warranty provision	2,158,000	2,025,000
Warranty claim payments	(1,245,000)	(2,034,000)
Balance at end of period	$12,966,000	$10,322,000

NOTE H–SHAREHOLDERS’ EQUITY

Dividend Declaration

On August 3, 2005, the Company announced that it’s Board of Directors had declared a regular quarterly cash dividend of $0.07 per share, payable on or about September 1, 2005 to shareholders of record on August 18, 2005.

Share Repurchase

During the three months ended June 30, 2005 and 2004, the Company invested $3,934,000 and $7,670,000, respectively, to repurchase and cancel 185,000 and 336,000 shares, respectively, pursuant to the Board of Directors’ authorizations. In May 2005, the Company’s Board of Director’s approved an additional $20 million repurchase program. At June 30, 2005, authorization to repurchase up to $21,535,000, or approximately 1,049,000 shares, remain outstanding.

Additional Paid-in-Capital

During the three months ended June 30, 2005 there were no additional paid-in-capital increases. During the three months ended June 30, 2004, additional paid-in-capital increases of $62,000 from the exercise of stock options were offset by share repurchases.

Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income(loss), net of taxes, during the following periods were as follows:

	Three months ended June 30,
	2005	2004
Total Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$60,000	$(221,000)
Unrealized loss on securities available-for-sale, net of tax	(8,000)	(67,000)
Unrealized income (loss) on derivative instruments, net of tax	(1,869,000)	1,067,000

Balance at end of period	$(1,817,000)	$779,000

Other Comprehensive Income (Loss)

Other comprehensive income (loss) was as follows:

	Three months ended June 30,
	2005	2004
Net earnings	$448,000	$124,000
Unrealized loss on securities available-for-sale, net of tax	(8,000)	(67,000)
Unrealized income (loss) on derivative instruments, net of tax	(1,869,000)	1,067,000
Total Other Comprehensive Income (Loss)	$(1,429,000)	$1,124,000

Note I– COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At June 30, 2005 the Company’s contingent maximum repurchase obligation was approximately $32,852,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

Note J–NEW PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. SFAS 123(revised 2004) (SFAB 123(R)), Share Based Payment. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. That cost will be measured based on the fair value of the equity or liability instruments on the date they are issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will be required to adopt SFAS 123(R) as of its first interim reporting period that begins after March 31, 2006 or the first quarter of fiscal year 2007. The Company has not completed its evaluation of SFAS 123(R) but expects the adoption of this new standard will have a significant impact due to the Company’s use of options as employee incentives.

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

On October 22, 2004, Congress passed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010, as well as other tax implications. The domestic production deduction will be accounted for as a special deduction and as such, will have no effect on deferred tax assets and liabilities existing at the date of enactment. It is not currently possible to predict what impact this Act will have on future earnings until final implementation guidance is issued.

In May 2005, the FASB issued SFAS No. 154, “Account Changes and Error Corrections.”  This new standard replaces APB Opinion 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle to be applied retrospectively with all prior period financial statements presented on a new accounting principle, unless it is impracticable to do so.  SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The Company believes the adoption of the provisions of SFAS No. 154 will not have a material impact on the consolidated financial statements.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

Net sales for the first quarter of fiscal 2006 increased 5.2% to $107,924,000 from $102,594,000 for the first quarter of fiscal 2005. ATV sales increased 5.8% to $41,449,000 for the first quarter of 2006 from $39,172,000 for the same quarter in fiscal 2005. Snowmobile sales increased 2.6% to $52,010,000 for the first quarter of 2006 from $50,698,000 for the same quarter in fiscal 2005. Parts, garments and accessory sales increased 13.7% to $14,465,000 for the first quarter of 2006 from $12,724,000 in the same quarter in fiscal 2005. ATV unit volume decreased 7.1% and snowmobile unit volume decreased 3.5% for the first quarter of fiscal 2006 compared to the same quarter last year. For fiscal 2006, the Company expects snowmobile sales to be down 3%-5% but expects this decline to be offset by increased sales of ATVs and parts, garments, and accessories resulting in a modest increase in net sales for fiscal 2006.

Gross profit for the first quarter of fiscal 2006 increased 17.5% to $22,280,000 from $18,956,000 for the same quarter in fiscal 2005.  The quarterly gross profit percentage for the first quarter in fiscal 2006 was 20.6%, compared to 18.5% for the first quarter in fiscal 2005. The quarterly increase in gross profit percentage was primarily due to a richer ATV sales mix and a greater percentage of parts, garments and accessories in the sales mix.

Operating expenses for the first quarter of fiscal 2006 increased 15.4% to $21,908,000 from $18,982,000 for the first quarter of last year. As a percent of sales, operating expenses were 20.3% for the first quarter of fiscal 2006 versus 18.5% for the same quarter last year. The increases in operating expenses resulted primarily from the timing of research and development and general administrative expenses and increased marketing expenses compared to the same period a year ago.

Other income for the first quarter of fiscal 2006 increased 37.3% to $287,000 from $209,000 for the first quarter of last year. The increase resulted from higher interest income earned on investments due to higher average interest rates.

Net earnings for the first quarter of fiscal 2006 increased to $448,000 from $124,000 for the same quarter last year. Diluted earnings per share were $0.02 and $0.01 for the first quarters of fiscal 2006 and 2005.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin.  During the three months ended June 30, 2005, the Company paid $3,934,000 to repurchase its common shares compared to $7,670,000 for the same three month period of the prior year. Cash and short-term investments were $14,335,000 and $37,223,000 at June 30, 2005 and 2004, respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

The Company believes that the cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program, and capital expenditure requirements on a short and long-term basis.

Line of Credit

The Company has an unsecured credit agreement with a bank for the issuance of up to $60,000,000 of documentary and stand-by letters of credit and for working capital and in addition has a $15,000,000 seasonal credit agreement for the Company’s peak production period.

NEW PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. SFAS 123(revised 2004) (SFAS 123 (R)), Share Based Payment. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. That cost will be measured based on the fair value of the equity or liability instruments on the date they are issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company will be required to adopt SFAS 123(R) as of its first interim reporting period that begins after March 31, 2006 or the first quarter of fiscal year 2007. The Company has not completed its evaluation of SFAS 123(R) but expects the adoption of this new standard will have a significant impact due to the Company’s use of options as employee incentives.

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

On October 22, 2004, Congress passed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010, as well as other tax implications. The domestic production deduction will be accounted for as a special deduction and as such, will have no effect on deferred tax assets and liabilities existing at the date of enactment. It is not currently possible to predict what impact this Act will have on future earnings until final implementation guidance is issued.

In May 2005, the FASB issued SFAS No. 154, “Account Changes and Error Corrections.”  This new standard replaces APB Opinion 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle to be applied retrospectively with all prior period financial statements presented on a new accounting principle, unless it is impracticable to do so.  SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The Company believes the adoption of the provisions of SFAS No. 154 will not have a material impact on the consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risk relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2005. As of June 30, 2005 the Company has notional Japanese yen and Canadian dollar denominated cash flow hedges of approximately $33 million (USD) and $91 million (USD),respectively, with a weighted average contract exchange rate of 105 1.24 respectively. The fair values of the Japanese yen and Canadian dollar hedge contracts at June 30, 2005 represent an unrealized loss of $2,962,000. A ten percent fluctuation in the currency rates as of June 30, 2005 would have resulted in a change in the fair value of the Japanese yen and Canadian dollar hedge contracts of approximately $3,300,000 and $9,100,000, respectively. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

Information regarding inflation,  foreign currency exchange rates and interest rates, is discussed within “Management’s Discussion and Analysis – Inflation, Exchange Rate and interest rate” and footnote A to the Financial Statements in the 2005 Annual Report on Form 10-K. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and is not deemed to be significant.

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

PART II - OTHER INFORMATION

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2005 – April 30, 2005	0	$—	0	230,944
May 1, 2005 – May 31, 2005	160,000	$21.38	160,000	1,020,775
June 1, 2005 – June 30, 2005	25,000	$20.55	25,000	1,048,952

The Company purchases Company common stock primarily to offset the dilution created by employee stock option programs and because the Board of Directors believes investment in the Company’s common stock is an excellent use of its excess cash.

The Company has a publicly announced stock purchase program which has been approved by the Board of Directors. On June 24, 2004, the Company announced that its Board of Directors had approved a $20 million repurchase program. On May 12, 2005, the Company announced that its Board of Directors had approved an additional $20 million repurchase program. Pricing under these programs has been delegated to management. There is no expiration date for these programs.

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

ARCTIC CAT INC.

Date: August 9, 2005	By	s/Christopher A. Twomey
Christopher A. Twomey
Chief Executive Officer

Date: August 9, 2005	By	s/Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer