Form 10-Q
period 2005-09-30
ARCTIC CAT INC
filed 2005-11-08
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

for the quarter ended September 30, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

At November 4, 2005, 12,646,939 shares of Common Stock and 6,717,000 shares of Class B Common Stock of the Registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	March 31,
	2005	2005
ASSETS
CURRENT ASSETS
Cash and equivalents	$31,936,000	$20,765,000
Short-term investments	30,338,000	67,629,000
Accounts receivable, less allowances	64,969,000	46,472,000
Inventories	120,432,000	67,989,000
Prepaid expenses	2,234,000	3,578,000
Deferred income taxes	15,323,000	9,428,000
Total current assets	265,232,000	215,861,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	162,593,000	150,221,000
Land, buildings and improvements	23,169,000	22,883,000
	185,762,000	173,104,000
Less accumulated depreciation	110,569,000	97,232,000
	75,193,000	75,872,000
OTHER ASSETS
Goodwill and other intangibles	3,700,000	—
Total Other Assets	3,700,000	—
	$344,125,000	$291,733,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$84,802,000	$53,202,000
Accrued expenses	44,783,000	36,181,000
Income taxes payable	14,028,000	3,409,000
Total current liabilities	143,613,000	92,792,000
DEFERRED INCOME TAXES	13,709,000	13,431,000
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY	—	—
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 12,794,198 at September 30, 2005; 13,378,698 at March 31, 2005	128,000	134,000
Class B common stock, par value $.01; 7,560,000 shares authorized; issued, and outstanding, 6,717,000 at September 30, 2005; and at March 31, 2005	67,000	67,000
Accumulated other comprehensive income (loss)	(3,457,000)	60,000
Retained earnings	190,065,000	185,249,000
	186,803,000	185,510,000
	$344,125,000	$291,733,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Net sales	$276,270,000	$240,673,000	$384,194,000	$343,267,000

Cost of goods sold	221,188,000	188,061,000	306,832,000	271,699,000

Gross profit	55,082,000	52,612,000	77,362,000	71,568,000

Selling, general and administrative expenses	26,850,000	23,908,000	48,758,000	42,890,000

Operating Profit	28,232,000	28,704,000	28,604,000	28,678,000

Other income
Interest income	29,000	194,000	316,000	403,000

Earnings before income taxes	28,261,000	28,898,000	28,920,000	29,081,000

Income tax expense	9,044,000	9,247,000	9,255,000	9,306,000

Net earnings	$19,217,000	$19,651,000	$19,665,000	$19,775,000
Net earnings per share
Basic	$0.97	$0.95	$0.99	$0.95
Diluted	$0.96	$0.94	$0.98	$0.94

Weighted average shares outstanding
Basic	19,772,000	20,660,000	19,894,000	20,766,000
Diluted	19,930,000	20,959,000	20,080,000	21,052,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net earnings	$19,665,000	$19,775,000
Adjustments to reconcile net earnings To net cash provided by operating activities
Depreciation	12,716,000	11,016,000
Deferred income taxes	(3,559,000)	(3,753,000)
Tax benefit from stock option exercises	3,000	606,000
Other	(13,000)	—
Changes in operating assets and liabilities, net of effects from acquired net assets:
Trading securities	37,254,000	26,940,000
Accounts receivable	(14,553,000)	(47,903,000)
Inventories	(45,877,000)	(44,478,000)
Prepaid expenses	1,414,000	1,616,000
Accounts payable	15,833,000	25,163,000
Accrued expenses	7,842,000	5,963,000
Income taxes	10,413,000	15,074,000
Net cash provided by operating activities	41,138,000	10,019,000

Cash flows from investing activities
Purchase of property and equipment	(11,645,000)	(9,276,000)
Net assets acquired, net of cash acquired	(3,464,000)	—
Sale and maturity of available-for-sale securities	—	1,602,000
Net cash used in investing activities	(15,109,000)	(7,674,000)

Cash flows from financing activities
Proceeds from issuance of common stock	24,000	1,222,000
Dividends paid	(2,783,000)	(2,909,000)
Repurchase of common stock	(12,099,000)	(14,266,000)
Net cash used in financing activities	(14,858,000)	(15,953,000)

Net increase (decrease) in cash and equivalents	11,171,000	(13,608,000)

Cash and equivalents at the beginning of period	20,765,000	44,045,000

Cash and equivalents at the end of period	$31,936,000	$30,437,000

Supplemental disclosure of cash payments for income taxes	$2,415,000	$185,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2005 and, the results of operations for the three and six month periods ended September 30, 2005 and 2004 and cash flows for the six month periods ended September 30, 2005 and 2004.  Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2005 is derived from the audited balance sheet as of that date.

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

The Company’s reported net earnings and basic and diluted net earnings per share for the six months ended September 30, 2005 and 2004, would have been as follows had the fair value method been used for valuing stock options granted to employees:

	Three months ended September 30,
	2005	2004
Net earnings:
As reported	$19,217,000	$19,651,000
Additional compensation expense, net of tax	567,000	272,000
Proforma	$18,650,000	$19,379,000
Net earnings per share
As reported
Basic	$0.97	$0.95
Diluted	0.96	0.94
Proforma
Basic	$0.94	$0.94
Diluted	0.94	0.92

	Six months ended September 30,
	2005	2004
Net earnings:
As reported	$19,665,000	$19,775,000
Additional compensation expense, net of tax	894,000	585,000
Proforma	$18,771,000	$19,190,000
Net earnings per share
As reported
Basic	$0.99	$0.95
Diluted	0.98	0.94
Proforma
Basic	$0.94	$0.92
Diluted	0.93	0.91

NOTE C-NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 867,500 and 256,000 shares of common stock with weighted average exercise prices of $23.41 and $27.69 were outstanding during the three months ended September 30, 2005 and 2004,  and options to purchase 570,750 and 128,000 shares of common stock with weighted average exercise prices of $24.42 and $27.69 were outstanding during the six months ended September 30, 2005 and 2004 all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

Number of common shares outstanding	19,772,000	20,660,000	19,894,000	20,766,000

Dilutive effect of option plan	158,000	299,000	186,000	286,000

Common and potential common shares outstanding - diluted	19,930,000	20,959,000	20,080,000	21,052,000

NOTE D-SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	September 30,	March 31,
	2005	2005

Trading securities	$27,179,000	$64,433,000
Available-for-sale debt securities	3,159,000	3,196,000
	$30,338,000	$67,629,000

NOTE E-INVENTORIES

Inventories consist of the following:

	September 30,	March 31,
	2005	2005

Raw materials and sub-assemblies	$44,546,000	$17,155,000
Finished goods	45,217,000	24,149,000
Parts, garments and accessories	30,669,000	26,685,000
	$120,432,000	$67,989,000

NOTE F-ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	March 31,
	2005	2005

Marketing	$13,326,000	$7,567,000
Compensation	6,423,000	9,288,000
Warranties	16,712,000	12,053,000
Insurance	5,669,000	5,315,000
Other	2,653,000	1,958,000

	$44,783,000	$36,181,000

NOTE G-PRODUCT WARRANTIES

The Company generally provides a limited warranty to the original owner of snowmobiles for twelve months from the date of consumer registration and for six months on ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims become known or the amounts are determinable. The following represents changes in accrued warranty for the three month periods ended September 30:

	2005	2004

Balance at beginning of period	$12,053,000	$10,331,000
Warranty provision	7,756,000	7,225,000
Warranty claim payments	(3,097,000)	(3,239,000)
Balance at end of period	$16,712,000	$14,317,000

NOTE H–SHAREHOLDERS’ EQUITY

Dividend Declaration

On October 20, 2005, the Company announced that it’s Board of Directors had declared a regular quarterly cash dividend of $0.07 per share, payable on or about December 1, 2005 to shareholders of record on November 10, 2005.

Share Repurchase

During the six months ended September 30, 2005 and 2004, the Company invested $12,099,000 and $14,266,000, respectively, to repurchase and cancel 586,500 and 586,000 shares, respectively, pursuant to the Board of Directors’ authorizations. In May 2005, the Company’s Board of Director’s approved an additional $20 million repurchase program. At September 30, 2005, authorization to repurchase up to $13,370,000, or approximately 651,000 shares, remain outstanding.

Additional Paid-in-Capital

During the six months ended September 30, 2005 and 2004 additional paid-in-capital increases of $24,000 and $1,827,000 respectively from the exercise of stock options were offset by share repurchases.

Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income(loss), net of taxes, during the following periods were as follows:

	Six months ended September 30,
	2005	2004
Total Accumulated Other Comprehensive
Income (Loss)
Balance at beginning of period	$60,000	$(221,000)
Unrealized loss on securities available-for-sale, net of tax	(23,000)	(77,000)
Unrealized loss on derivative instruments, net of tax	(3,481,000)	(917,000)
Foreign currency translation adjustment	(13,000)	—

Balance at end of period	$(3,457,000)	$(1,215,000)

Other Comprehensive Income

Other comprehensive income was as follows:

	Six months ended September 30,
	2005	2004
Net earnings	$19,665,000	$19,775,000
Unrealized loss on securities available-for-sale, net of tax	(23,000)	(77,000)
Unrealized loss on derivative instruments, net of tax	(3,481,000)	(917,000)
Foreign currency translation adjustment	(13,000)	—

Total Other Comprehensive Income	$16,148,000	$18,781,000

Note I–COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At September 30, 2005 the Company’s contingent maximum repurchase obligation was approximately $35,720,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

Note J-ACQUISITION

In July 2005, the Company acquired a 100% interest in a European company that designs, engineers, manufactures and markets ATVs which utilize the Company’s components. The Company completed this acquisition to further expand its ATV model offerings and strengthen its European presence. The Company invested $3,464,000, net of cash acquired, to acquire a 100% interest resulting in an excess purchase price over the estimated fair value of net assets excluding other intangibles of approximately $3,700,000. The Company has not completed its final evaluation of the purchase price allocation at this time.

The preliminary allocation of the acquisition costs is as follows (in thousands):

Cash	$2,102
Accounts receivable	3,948
Inventories	6,566
Other	462
Goodwill and Other Intangibles	3,700
Total Assets acquired	16,778

Total liabilities assumed	11,212

Net assets acquired	$5,566

Note K–NEW PRONOUNCEMENTS

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arctic Cat Inc. (the “Company”) designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, as well as related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota.  The Company markets its products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, the Middle East, Asia, and other international markets. The Arctic Cat brand name has existed for more than 40 years and is among the most widely recognized and respected names in the snowmobile industry.  The Company trades on the NASDAQ National Market under the symbol “ACAT”.

Results of Operations

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004.

Net sales for the second quarter of fiscal 2006 increased 14.8% to $276,270,000 from $240,673,000 for the second quarter of fiscal 2005. ATV sales increased 35.1% to $135,820,000 for the second quarter of 2006 from $100,558,000 for the same quarter in fiscal 2005. Snowmobile sales decreased slightly to $111,444,000 for the second quarter of 2006 from $111,980,000 for the same quarter in fiscal 2005. Parts, garments and accessory sales increased 3.1% to $29,006,000 for the second quarter of 2006 from $28,135,000 in the same quarter in fiscal 2005. ATV unit volume increased 27.7% and snowmobile unit volume decreased 0.1% for the second quarter of fiscal 2006 compared to the same quarter last year. Net sales for the first six months of fiscal 2006 increased 11.9% to $384,194,000 from $343,267,000 for the first six months of fiscal 2005. Year-to-date ATV sales increased 26.9% to $177,269,000 from $139,730,000 compared to the first six months of fiscal 2005, snowmobile sales increased 0.5% to $163,454,000 from $162,678,000 compared to the first six months of fiscal 2005, and parts, garments and accessory sales increased 6.4% to $43,471,000 from $40,859,000 compared to the first six months of fiscal 2005. Year-to-date ATV unit volume increased 17.5% compared to the same period last year, while snowmobile unit volume decreased by 1.4%. For fiscal 2006, the Company expects snowmobile sales to be down 3%-5% but expects this decline to be offset by increased sales of ATVs and parts, garments, and accessories resulting in a modest increase in net sales for fiscal 2006.

Gross profit for the second quarter of fiscal 2006 increased 4.7% to $55,082,000 from $52,612,000 for the same quarter in fiscal 2005.  The quarterly gross profit percentage for the second quarter in fiscal 2006 was 19.9%, compared to 21.9% for the second quarter in fiscal 2005. The year-to-date gross profit percentage was 20.1% compared to 20.8% for the same period last year. Both the quarterly and year-to-date decrease in gross profit percentage was primarily due to increased ATV sales in the sales mix, higher material costs and a stronger yen which increased engine costs.

Operating expenses for the second quarter of fiscal 2006 increased 12.3% to $26,850,000 from $23,908,000 for the second quarter of last year. As a percent of sales, operating expenses were 9.7% for the second quarter of fiscal 2006 versus 9.9% for the same quarter last year. Year-to-date operating expense for the period ended September 30, 2005 were $48,758,000 compared to $42,890,000 for the same period last year. As a percent of sales, operating expenses were 12.7% for the first six months of fiscal 2006 compared to 12.5% for the first six months of fiscal 2005. Both the quarterly and year-to-date increases in operating expenses resulted primarily from increased sales and marketing expenses related to higher sales and higher Canadian currency exchange losses compared to the same periods a year ago.

Other income for the second quarter of fiscal 2006 decreased 85.1% to $29,000 from $194,000 for the second quarter of last year due to lower average cash balance during the quarter compared to the second quarter of fiscal 2005. The year-to-date other income decreased 21.6% to $316,000 from $403,000. The year-to-date decrease resulted from lower interest income earned on investments due to lower average balances.

Net earnings for the second quarter of fiscal 2006 decreased 2.2% to $19,217,000 from $19,651,000 for the same quarter last year. Diluted earnings per share were $0.96 and $0.94 for the second quarters of fiscal 2006 and 2005. Year-to-date net earnings decreased 0.6% to $19,665,000 from $19,775,000 for the same period last year. Year-to-date diluted net earnings per share for the first six months of fiscal 2006 were $0.98 compared to $0.94 per share for the same period last year.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin.  During the quarter ended September 30, 2005, the Company paid $8,165,000 to repurchase its common shares compared to $6,595,000 for the same quarter of the prior year. Cash and short-term investments were $62,274,000 and $64,167,000 at September 30, 2005 and 2004, respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risk relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2005. As of September 30, 2005 the Company has notional Japanese yen and Canadian dollar denominated cash flow hedges of approximately $27 million (USD) and $61 million (USD),respectively, with a weighted average contract exchange rate of 107 and 1.24 respectively. The fair values of the Japanese yen and Canadian dollar hedge contracts at September 30, 2005 represent an unrealized loss of $5,521,000. A ten percent fluctuation in the currency rates as of September 30, 2005 would have resulted in a change in the fair value of the Japanese yen and Canadian dollar hedge contracts of approximately $2,700,000 and $6,100,000, respectively. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

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

PART II - OTHER INFORMATION

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2005 – July 31, 2005	130,000	$20.31	130,000	865,958
August 1, 2005 – August 31, 2005	0	$—	0	875,994
September 1, 2005 – September 30, 2005	271,500	$20.35	271,500	650,903

The Company purchases Company common stock to offset the dilution created by employee stock option programs and because the Board of Directors believes investment in the Company’s common stock is an excellent use of its excess cash.

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

ARCTIC CAT INC.

Date:	November 8, 2005	By	s/Christopher A. Twomey
Christopher A. Twomey
Chief Executive Officer

Date:	November 8, 2005	By	s/Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer