Form 10-Q
period 2005-12-31
ARCTIC CAT INC
filed 2006-02-09
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended December 31, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:   0-18607

ARCTIC CAT INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

601 Brooks Avenue South, Thief River Falls, Minnesota	56701
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

At February 6, 2006, 12,648,939 shares of Common Stock and 6,717,000 shares of Class B Common Stock of the Registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	March 31,
	2005	2005
ASSETS
CURRENT ASSETS
Cash and equivalents	$48,300,000	$20,765,000
Short-term investments	15,417,000	67,629,000
Accounts receivable, less allowances	47,141,000	46,472,000
Inventories	103,266,000	67,989,000
Prepaid expenses	1,235,000	3,578,000
Deferred income taxes	13,796,000	9,428,000

Total current assets	229,155,000	215,861,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	165,379,000	150,221,000
Land, buildings and improvements	23,312,000	22,883,000

	188,691,000	173,104,000
Less accumulated depreciation	106,686,000	97,232,000

	82,005,000	75,872,000
OTHER ASSETS
Goodwill and other intangibles	3,593,000	—

Total Other Assets	3,593,000	—

	$314,753,000	$291,733,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$54,751,000	$53,202,000
Accrued expenses	46,459,000	36,181,000
Income taxes payable	10,824,000	3,409,000

Total current liabilities	112,034,000	92,792,000

DEFERRED INCOME TAXES	13,745,000	13,431,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 12,655,198 at December 31, 2005; 13,378,698 at March 31, 2005	127,000	134,000
Class B common stock, par value $.01; 7,560,000 shares authorized; issued, and outstanding, 6,717,000 at December 31, 2005; and at March 31, 2005	67,000	67,000
Additional Paid in Capital	12,000	—
Accumulated other comprehensive income (loss)	(1,783,000)	60,000
Retained earnings	190,551,000	185,249,000

	188,974,000	185,510,000

	$314,753,000	$291,733,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004

Net sales	$195,301,000	$188,855,000	$579,495,000	$532,122,000

Cost of goods sold	159,229,000	151,006,000	466,061,000	422,705,000

Gross profit	36,072,000	37,849,000	113,434,000	109,417,000

Selling, general and administrative expenses	29,754,000	29,712,000	78,512,000	72,602,000

Operating Profit	6,318,000	8,137,000	34,922,000	36,815,000

Other income Interest income	553,000	380,000	869,000	783,000

Earnings before income taxes	6,871,000	8,517,000	35,791,000	37,598,000

Income tax expense	2,198,000	2,725,000	11,453,000	12,031,000

Net earnings	$4,673,000	$5,792,000	$24,338,000	$25,567,000
Net earnings per share
Basic	$0.24	$0.28	$1.23	$1.24
Diluted	$0.24	$0.28	$1.22	$1.22

Weighted average shares outstanding
Basic	19,378,000	20,413,000	19,722,000	20,649,000
Diluted	19,520,000	20,679,000	19,893,000	20,928,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities
Net earnings	$24,338,000	$25,567,000
Adjustments to reconcile net earnings
To net cash provided by operating activities
Depreciation	17,680,000	15,887,000
Deferred income taxes	(2,992,000)	(3,792,000)
Tax benefit from stock option exercises	3,000	606,000
Other	(34,000)	—
Changes in operating assets and liabilities, net of effects from acquired net assets:
Trading securities	51,653,000	32,446,000
Accounts receivable	3,275,000	(13,062,000)
Inventories	(28,711,000)	(29,846,000)
Prepaid expenses	2,413,000	1,790,000
Accounts payable	(11,507,000)	(3,025,000)
Accrued expenses	9,518,000	10,069,000
Income taxes	7,209,000	12,415,000

Net cash provided by operating activities	72,845,000	49,055,000

Cash flows from investing activities
Purchase of property and equipment	(23,314,000)	(16,476,000)
Net assets acquired, net of cash acquired	(3,464,000)	—
Sale and maturity of available-for-sale securities	502,000	2,902,000

Net cash used in investing activities	(26,276,000)	(13,574,000)

Cash flows from financing activities
Proceeds from issuance of common stock	36,000	1,234,000
Dividends paid	(4,139,000)	(4,336,000)
Repurchase of common stock	(14,931,000)	(19,054,000)

Net cash used in financing activities	(19,034,000)	(22,156,000)

Net increase in cash and equivalents	27,535,000	13,325,000

Cash and equivalents at the beginning of period	20,765,000	44,045,000

Cash and equivalents at the end of period	$48,300,000	$57,370,000

Supplemental disclosure of cash payments for income taxes	$7,395,000	$5,535,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2005 and the results of operations for the three and nine month periods ended December 31, 2005 and 2004 and cash flows for the nine month periods ended December 31, 2005 and 2004.  Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2005 is derived from the audited balance sheet as of that date.

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

NOTE B-STOCK BASED COMPENSATION

The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation plans.

The Company’s reported net earnings and basic and diluted net earnings per share for the three and nine months ended December 31, 2005 and 2004, would have been as follows had the fair value method been used for valuing stock options granted to employees:

	Three months ended December 31,
	2005	2004
Net earnings:
As reported	$4,673,000	$5,792,000
Additional compensation expense, net of tax	360,000	246,000
Proforma	$4,313,000	$5,546,000
Net earnings per share
As reported
Basic	$0.24	$0.28
Diluted	0.24	0.28
Proforma
Basic	$0.22	$0.27
Diluted	0.22	0.27

	Nine months ended December 31,
	2005	2004
Net earnings:
As reported	$24,338,000	$25,567,000
Additional compensation expense, net of tax	1,262,000	831,000
Proforma	$23,076,000	$24,736,000
Net earnings per share
As reported
Basic	$1.23	$1.24
Diluted	1.22	1.22
Proforma
Basic	$1.17	$1.20
Diluted	1.16	1.18

NOTE C-NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 870,500 and 263,000 shares of common stock with weighted average exercise prices of $23.40 and $27.64 were outstanding during the three months ended December 31, 2005 and 2004,  and options to purchase 670,667 and 173,500 shares of common stock with weighted average exercise prices of $23.98 and $27.66 were outstanding during the nine months ended December 31, 2005 and 2004 all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Number of common shares outstanding	19,378,000	20,413,000	19,722,000	20,649,000

Dilutive effect of option plan	142,000	266,000	171,000	279,000

Common and potential common shares outstanding - diluted	19,520,000	20,679,000	19,893,000	20,928,000

NOTE D-SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	December 31,	March 31,
	2005	2005

Trading securities	$12,780,000	$64,433,000
Available-for-sale debt securities	2,637,000	3,196,000

	$15,417,000	$67,629,000

NOTE E-INVENTORIES

Inventories consist of the following:

	December 31,	March 31,
	2005	2005

Raw materials and sub-assemblies	$27,004,000	$17,155,000
Finished goods	45,431,000	24,149,000
Parts, garments and accessories	30,831,000	26,685,000

	$103,266,000	$67,989,000

NOTE F-ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	March 31,
	2005	2005

Marketing	$14,004,000	$7,567,000
Compensation	7,813,000	9,288,000
Warranties	18,047,000	12,053,000
Insurance	3,966,000	5,315,000
Other	2,629,000	1,958,000

	$46,459,000	$36,181,000

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

	2005	2004

Balance at beginning of period	$12,053,000	$10,331,000
Warranty provision	12,048,000	11,036,000
Warranty claim payments	(6,054,000)	(6,305,000)
Balance at end of period	$18,047,000	$15,062,000

NOTE H–SHAREHOLDERS’ EQUITY

Dividend Declaration

On January 24, 2006, the Company announced that it’s Board of Directors had declared a regular quarterly cash dividend of $0.07 per share, payable on or about March 1, 2006 to shareholders of record on February 14, 2006.

Share Repurchase

During the nine months ended December 31, 2005 and 2004, the Company invested $14,931,000 and $19,017,000, respectively, to repurchase and cancel 726,500 and 774,000 shares, respectively, pursuant to the Board of Directors’ authorizations. In May 2005, the Company’s Board of Director’s approved an additional $20 million repurchase program. At December 31, 2005, authorization to repurchase up to $10,538,000, or approximately 525,000 shares, remain outstanding.

Additional Paid-in-Capital

During the nine months ended December 31, 2005 and 2004 additional paid-in-capital increases of $39,000 and $1,839,000 respectively from the exercise of stock options were offset by share repurchases of $27,000 and $1,839,000.

Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income(loss), net of taxes, during the following periods were as follows:

	Nine months ended December 31,
	2005	2004
Total Accumulated Other Comprehensive
Income (Loss)
Balance at beginning of period	$60,000	$(221,000)
Unrealized loss on securities available-for-sale, net of tax	(36,000)	(109,000)
Unrealized income (loss) on derivative instruments, net of tax	(1,773,000)	967,000
Foreign currency translation adjustment	(34,000)	—

Balance at end of period	$(1,783,000)	$637,000

Other Comprehensive Income

Other comprehensive income was as follows:

	Nine months ended December 31,
	2005	2004
Net earnings	$24,338,000	$25,567,000
Unrealized loss on securities available-for-sale, net of tax	(36,000)	(109,000)
Unrealized income (loss) on derivative instruments, net of tax	(1,773,000)	967,000
Foreign currency translation adjustment	(34,000)	—

Total Other Comprehensive Income	$22,495,000	$26,425,000

Note I–COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At December 31, 2005 the Company’s contingent maximum repurchase obligation was approximately $36,989,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

Note J-ACQUISITION

In July 2005, the Company acquired a 100% interest in a European company that designs, engineers, manufactures and markets ATVs which utilize the Company’s components. The Company completed this acquisition to further expand its ATV model offerings and strengthen its European presence. The Company invested $3,464,000, net of cash acquired, to acquire a 100% interest resulting in an excess purchase price over the estimated fair value of net assets excluding other intangibles of approximately $3,700,000. The Company is in the process of completing its final evaluation of the purchase price allocation at this time.

The preliminary allocation of the acquisition costs is as follows (in thousands):

Cash	$2,102
Accounts receivable	3,948
Inventories	6,566
Other	462
Goodwill and Other Intangibles	3,700
Total Assets acquired	16,778

Total liabilities assumed	11,212

Net assets acquired	$5,566

Note K–NEW PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. SFAS 123(revised 2004) (SFAS 123(R)), Share Based Payment. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. That cost will be measured based on the fair value of the equity or liability instruments on the date they are issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will be required to adopt SFAS 123(R) as of its first interim reporting period that begins after March 31, 2006 or the first quarter of fiscal year 2007. The Company has not completed its evaluation of SFAS 123(R) but expects the adoption of this new standard will have a significant impact due to the Company’s use of options as employee incentives.

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

Results of Operations

THREE AND NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2004.

Net sales for the third quarter of fiscal 2006 increased 3.4% to $195,301,000 from $188,855,000 for the third quarter of fiscal 2005. ATV sales increased 7.9% to $90,806,000 for the third quarter of 2006 from $84,139,000 for the same quarter in fiscal 2005. Snowmobile sales decreased 5.5% to $74,519,000 for the third quarter of 2006 from

$78,891,000 for the same quarter in fiscal 2005. Parts, garments and accessory sales increased 16.1% to $29,976,000 for the third quarter of 2006 from $25,825,000 in the same quarter in fiscal 2005. ATV unit volume increased 5.6% and snowmobile unit volume decreased 19.5% for the third quarter of fiscal 2006 compared to the same quarter last year. Net sales for the first nine months of fiscal 2006 increased 8.9% to $579,495,000 from $532,122,000 for the first nine months of fiscal 2005. Year-to-date ATV sales increased 19.7% to $268,075,000 from $223,869,000 compared to the first nine months of fiscal 2005, snowmobile sales decreased 1.5% to $237,973,000 from $241,569,000 compared to the first nine months of fiscal 2005, and parts, garments and accessory sales increased 10.1% to $73,447,000 from $66,684,000 compared to the first nine months of fiscal 2005. Year-to-date ATV unit volume increased 13.3% compared to the same period last year, while snowmobile unit volume decreased by 7.3%. For fiscal 2006, the Company expects snowmobile sales to be down but expects this decline to be offset by increased sales of ATVs and parts, garments, and accessories resulting in a modest increase in net sales for fiscal 2006.

Gross profit for the third quarter of fiscal 2006 decreased 4.7% to $36,073,000 from $37,849,000 for the same quarter in fiscal 2005.  The quarterly gross profit percentage for the third quarter in fiscal 2006 was 18.5%, compared to 20.0% for the third quarter in fiscal 2005. The year-to-date gross profit percentage was 19.6% compared to 20.6% for the same period last year. Both the quarterly and year-to-date decrease in gross profit percentage was primarily due to increased ATV sales in the sales mix, higher material costs and a stronger yen which increased engine costs.

Operating expenses for the third quarter of fiscal 2006 increased 0.1% to $29,754,000 from $29,712,000 for the third quarter of last year. As a percent of sales, operating expenses were 15.2% for the third quarter of fiscal 2006 versus 15.7% for the same quarter last year. Year-to-date operating expense for the period ended December 31, 2005 were $78,512,000 compared to $72,602,000 for the same period last year. As a percent of sales, operating expenses were 13.5% for the first nine months of fiscal 2006 compared to 13.6% for the first nine months of fiscal 2005. Both the quarterly and year-to-date increases in operating expenses resulted primarily from increased sales and marketing expenses related to higher sales and higher Canadian currency exchange losses compared to the same periods a year ago.

Other income for the third quarter of fiscal 2006 increased 45.5% to $553,000 from $380,000 for the third quarter of last year. The year-to-date other income increased 11.0% to $869,000 from $783,000. The quarter and year-to-date increases resulted from increased yields on investments and interest income received with income tax refunds.

Net earnings for the third quarter of fiscal 2006 decreased 19.3% to $4,673,000 from $5,792,000 for the same quarter last year. Diluted earnings per share were $0.24 and $0.28 for the third quarters of fiscal 2006 and 2005. Year-to-date net earnings decreased 4.8% to $24,338,000 from $25,567,000 for the same period last year. Year-to-date diluted net earnings per share for the first nine months of fiscal 2006 were $1.22 compared to $1.22 per share for the same period last year.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin.  During the nine months ended December 31, 2005, the Company paid $14,931,000 to repurchase its common shares compared to $19,054,000 for the same nine month period of the prior year. Cash and short-term investments were $63,717,000 and $84,244,000 at December 31, 2005 and 2004, respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risk relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2005. As of December 31, 2005 the Company has notional Japanese yen and Canadian dollar denominated cash flow hedges of approximately $18 million (USD) and $26 million (USD),respectively, with a weighted average contract exchange rate of 110 and 1.24 respectively. The fair values of the Japanese yen and Canadian dollar hedge contracts at December 31, 2005 represent an unrealized loss of $2,810,000. A ten percent fluctuation in the currency rates as of December 31, 2005 would have resulted in a change in the fair value of the Japanese yen and Canadian dollar hedge contracts of approximately $1,800,000 and $2,600,000, respectively. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

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

PART II - OTHER INFORMATION

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2005 – October 31, 2005	140,000	$20.23	140,000	562,608
November 1, 2005 – November 30, 2005	0	$—	0	502,271
December 1, 2005 – December 31, 2005	0	$—	0	525,306

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

ARCTIC CAT INC.

Date:	February 9, 2006	By	s/Christopher A. Twomey
Christopher A. Twomey
Chief Executive Officer

Date:	February 9, 2006	By	s/Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer