Form 10-K
period 2006-03-31
ARCTIC CAT INC
filed 2006-06-14
CIK 719866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period
	from	to

Commission File Number: 0-18607

ARCTIC CAT INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

601 Brooks Avenue South

Thief River Falls, Minnesota 56701

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (218) 681-8558
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value.
Preferred Stock Purchase Rights.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

                Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act:

                Yes ☐    No ☒

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                    Accelerated filer ☒             Non-accelerated filer  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $400,760,007.

At June 1, 2006, 12,688,606 shares of Common Stock and 6,717,000 shares of Class B Common Stock of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held on August 2, 2006 are incorporated by reference into Part III of this Form 10-K

Arctic Cat Inc.
Form 10-k
Table of Contents

	Description	Page Numbers
PART I
ITEM 1.	Business	4-9
ITEM 1A.	Risk Factors	10-11
ITEM 1B.	Unresolved Staff Comments	11
ITEM 2.	Properties	11
ITEM 3.	Legal Proceedings	11
ITEM 4.	Submission of Matters to a Vote of Security Holders	11
PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
ITEM 6.	Selected Financial Data	13
	Quarterly Financial Data	14
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-16
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	17
ITEM 8.	Financial Statements and Supplementary Data	17
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17
ITEM 9A.	Controls and Procedures	17-19
ITEM 9B.	Other Information	19
PART III
ITEM 10.	Directors and Executive Officers of the Registrant	20
ITEM 11.	Executive Compensation	20
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20
ITEM 13.	Certain Relationships and Related Transactions	20
ITEM 14.	Principal Accountant Fees and Services	20

PART IV
ITEM 15.	Exhibits and Financial Statement Schedules	21-22
Signatures		23
Consolidated Balance Sheet		24
Consolidated Statements of Earnings		25
Consolidated Statements of Shareholders’ Equity		26
Consolidated Statements of Cash Flows		27
Notes to Consolidated Financial Statements		28-35
Report of Independent Registered Public Accounting Firm		36
Exhibit Index		37
Exhibit 21
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

ITEM 1. BUSINESS

Arctic Cat Inc., a Minnesota corporation (the “Company”), is based in Thief River Falls, Minnesota. The Company operates in a single industry segment and designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat® brand name, as well as related parts, garments and accessories. The Company markets its products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for over 40 years and is among the most widely recognized and respected names in the snowmobile industry. The Company trades on the NASDAQ National Market under the symbol ACAT.

Industry Background

Snowmobiles — The snowmobile, developed in the 1950’s, was originally intended to be used as a utility vehicle, but today the overwhelming majority of the industry’s sales are for recreational use. Between the late 1950’s and early 1970’s, the industry expanded dramatically reaching a peak of over 100 manufacturers and a high of nearly 495,000 units sold to retail customers in North America in 1971. Today the number of major industry participants has decreased to four, Arctic Cat, Bombardier Recreational Products (BRP), Polaris and Yamaha. The Company believes there are currently more significant barriers to entry into the snowmobile market than existed in the 1970’s. These barriers include increased brand loyalty, long-standing dealer and distributor networks and relationships, limited engine sources, cost of four stroke engine development, manufacturing and engineering expertise and higher initial start-up costs. Industry-wide snowmobile sales to retail customers in North America were approximately 135,000 units for the 2006 model year.

All-Terrain Vehicles (ATVs) — The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. The most popular ATV use is general recreation, followed by hunting/fishing, farm/ranch use, hauling/towing, transportation, and commercial uses. From 1970 to 1986, the number of ATVs retailed in the United States continued to grow until peaking in 1986 with approximately 535,000 units sold during that calendar year. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 151,000 units. Industry wide sales were 782,000 units in the U.S. and 88,000 units in Canada in calendar 2005. Major competitors in the industry include Honda, Yamaha, Kawasaki, BRP, Polaris and Suzuki and in early 2004 John Deere entered the market.

Products

Snowmobiles — The Company produces a full line of snowmobiles, consisting of 53 models, marketed under the Arctic Cat brand name, and designed to satisfy various market niches. The 2006 Arctic Cat models carry suggested U.S. retail prices ranging from $4,299 to $10,799, excluding a youth model which is sold at a suggested U.S. retail price of $2,149. Arctic Cat snowmobiles are sold in the United States, Canada, Scandinavia and other international markets.

The Company’s 2006 year snowmobile models are categorized as High Performance, Trail Performance, Mountain, Crossover, Touring and Utility. The Company markets: Performance Arctic Cat snowmobiles under the names Firecat and ZR; Trail Performance Arctic Cat snowmobiles under the name Z, Sabercat and T660 Turbo; Mountain snowmobiles under the names M series and King Cat; Touring models under the names Panther, Pantera, and T660 Touring; and Utility models under the name Bearcat. The Company’s model crossing the mountain category and the trail category called the Crossfire. In addition, to encourage family involvement in snowmobiling, the Company offers a youth snowmobile marketed under the F 120 name.

The Company believes the Arctic Cat brand name enjoys a premier image among snowmobile enthusiasts and that its snowmobiles have a long-standing reputation for quality, performance, fuel management, style, comfort, ride and handling. Arctic Cat snowmobiles offer a wide range of standard and optional features which enhance their operation, riding comfort and performance. Such features include hydraulic disc brakes, remote starters and a technologically advanced front and rear suspension. Arctic Cat is the industry leader in fuel management technology offering an electronic fuel injection (EFI) system on many of its snowmobiles. The Company was the first in the snowmobile industry to utilize four stroke engines to reduce emissions. The Company subsequently introduced a snowmobile with a turbo charged four stroke inter-cooled engine.

Arctic Cat focuses on new product development in order to grow its market share and introduces at least one new model every year. These new models are consistently the Company’s best sellers in their respective category. In the 2006 model year, over 75 percent of the Company’s snowmobile sales were from models or model variations not available three years earlier. Some recent examples of the success of Arctic Cat’s new products were SnowGoer Magazine voted the 2006 Crossfire 700 the best crossover sled for trail and powder riding, Sledheads Magazine voted the M-Series the lightest mountain sleds for 2006 and the 2005 M7 Mountain Cat was named “Snowmobile of the Year” by SnowGoer Magazine.

For the last three fiscal years ended 2006, 2005 and 2004 snowmobiles accounted for 32%, 37% and 40% of the Company’s revenues.

All-Terrain Vehicles (ATVs) — In December 1995, the Company introduced its first ATV. Since that time the Arctic Cat line has grown to 26 models. Features like fully independent front and rear suspensions, hydraulic disc brakes, hi-low range transmission, long travel suspension with high ground clearance, MRP Speedracks, automatic transmissions, selectable 2WD/4WD shaft drive, locking differentials, newly introduced electronic fuel injection and a large fuel tank, all make Arctic Cat ATVs consumer friendly. The Company has special two rider models that provide a proper alternative for customers that want to ride double. The 2006 Arctic Cat ATV models carry suggested U.S. retail prices ranging from $3,499 to $8,399, excluding youth models which are sold at suggested U.S. retail prices ranging from $1,799 to $2,299.

The Company introduced its new Prowler UTV into the utility vehicle market in 2006. The Prowler utilizes the Company’s 650cc engine, a rear cargo box, dual bucket seats as well as Arctic Cat’s renowned travel, suspension and ride characteristics. The Prowler retails for $9,499.

Arctic Cat has continued to expand into international markets by focusing on new product development, adding new distributors, entering new territories, and developing new markets. In July 2005, the Company acquired a 100% interest in a European company that designs, engineers, manufactures and markets ATVs which utilize the Company’s components. The Company completed this acquisition to further expand its ATV model offerings and strengthen its European presence.

The Company has entered into a strategic partnership with Piagio Group to expand Arctic Cat’s international distribution capabilities. The Company and Piagio will cooperate on product distribution, with Arctic Cat selling its ATV products through selected Piagio dealers in Europe, and with Piagio selling its motorcycles and motor scooters through selected Arctic Cat North American dealers.

Arctic Cat believes its ATVs are recognized for their power, durability, utility, suspension, style and are well received within the market. Farm Industry News gave Arctic Cat 2000 models the FinOvation Award for having the greatest reader interest. ATV Magazine awarded the Arctic Cat 250 4x4 model “Best in Class” in 2001 and “Best Utility” in 2002. In 2003 Arctic Cat MRP Speedrack models received the 2003 Product Innovation Award from ATV Magazine. In 2004 the Arctic Cat 650 V-twin received “ATV of the Year” award from both “ATV Illustrated” and “ATV Guide”. In 2005 ATV Illustrated voted the Prowler the best new UTV for sport and utility purposes.

For the last three fiscal years ended 2006, 2005 and 2004 ATVs  accounted for 54%, 49% and 45% of the Company’s revenues.

Parts, Garments and Accessories — The Company is the exclusive provider of genuine Arctic Cat snowmobile and ATV parts, garments and accessories. Included are replacement parts and accessory items to upgrade Arctic Cat snowmobiles such as electric start and reverse kits, luggage racks and bags, backrests, machine covers, windshields, and colored accessories. Other items include maintenance supplies such as oil and fuel additives, track studs and carbide runners. Arctic Cat ATV parts and accessories include winch kits, snow  plow kits, MRP Speedrack accessories, portable lights, utility bags as well as maintenance supplies.

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

For the last three fiscal years ended 2006, 2005 and 2004 parts, garments and accessories accounted for 14%, 14% and 15% of the Company’s revenues.

Manufacturing and Engineering

Arctic Cat snowmobiles and most ATVs are manufactured at the Company’s facilities in Thief River Falls, Minnesota. A Taiwanese company manufactures 90cc and 250cc ATVs for Arctic Cat. The Company paints snowmobile hoods and produces other parts for Arctic Cat snowmobiles and ATVs in its Madison, South Dakota plant. The Company also has a facility in Bucyrus, Ohio which houses its service parts, garments and accessories distribution operations. The Company has strategically identified specific core manufacturing competencies for vertical integration and has chosen outside vendors to provide other parts. The Company has developed relationships with selected high quality vendors in order to obtain access to particular capabilities and technologies outside the scope of the Company’s expertise. The Company designs component parts often in cooperation with its vendors, contracts with them for the development of tooling, and then enters into agreements with these vendors to purchase component parts manufactured utilizing the tooling. In its vertically integrated operations, the Company manufactures foam seats, seat covers and machines, welds and paints other components. The Company completes the total assembly of most of its products at its facilities in Thief River Falls. Manufacturing operations include robotics as well as digital and computer-automated equipment to speed production, reduce costs and improve the quality, fit and finish of every product. The Company believes that most raw materials used in its manufacturing process and most component parts, with the exception of engines are available from multiple alternative vendors on relatively short notice at competitive prices.

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

The Company and Suzuki have enjoyed an excellent relationship since the Company’s inception. Suzuki purchased approximately 31% of the Company’s then outstanding capital stock in July 1988, prior to the Company’s initial public offering in July of 1990, and is currently the Company’s largest shareholder with approximately 34.6% of the Company’s outstanding capital stock. If Suzuki were ever to cease supplying engines to the Company, such an interruption could materially and adversely affect production. The Company believes it could take up to two model years for a new engine supplier to be in a position to manufacture the Company’s specially designed engines.

During late fiscal 2005 the Company began manufacturing its own designed 650 cc ATV engine as part of a strategic first step in a new engine program. The Company believes that having the capability to design and manufacture its own ATV engines will enable Arctic Cat to offer customers more choices, provide excellent value, lower Japanese yen currency exposure and enhance its long-term competitive position. The Company will transition its engine manufacturing from its current Thief River Falls facility to its new 60,800 square foot facility in St. Cloud, Minnesota in the fall of 2006.

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

Retail sales of ATVs occur throughout the year with seasonal highs occurring in the spring and fall. The Company builds and purchases ATVs throughout the year to coincide with expected dealer and consumer demand.

The Company is committed to an ongoing engineering program dedicated to innovation and to continued improvements in the quality and performance of its products as well as new product introduction. The Company currently employs 163 individuals in the design and development of new and existing products, with an additional 31 individuals directly involved in the testing of snowmobiles and ATVs in normal and extraordinary conditions. In addition, snowmobiles and ATVs are tested in conditions and locations similar to those in which they are used. The Company uses computer-aided design and manufacturing systems to shorten the time between initial concept and final production. For 2006, 2005, and 2004, the Company spent approximately $17,067,000, $17,350,000, and $14,736,000 on engineering, research and development. In addition, utilizing their particular expertise, the Company’s vendors regularly test and apply new technologies to the design and production of component parts.

Sales and Marketing

The Company’s products are currently sold through an extensive network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, the Middle East, Asia and other international markets. To promote new dealerships and to service its existing dealer network, the Company also employs sales representatives throughout the United States and Canada. See Item 7A, Consolidated Statements of Earnings and Notes A & L  of Notes to Consolidated Financial Statements for a discussion of export sales.

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

The Company utilizes distributors outside the United States and Canada to take advantage of their knowledge and experience in their respective markets and to increase market penetration of its products. Canadian sales are made in Canadian dollars, nearly all of which is financed through certain Canadian financial institutions. Most sales to distributors outside North America are made in U.S. dollars and are supported by letters of credit.

The Company’s sales and marketing efforts are comprised of dealer and consumer promotions, direct advertising and cooperative advertising  programs with its dealers. Each year, the Company and its distributors conduct dealer shows in order to introduce the upcoming year’s models and to promote dealer orders. Marketing activities are designed to promote directly to consumers. Products are advertised by the Company in consumer magazines and through other media. In addition, the Company engages in extensive dealer cooperative advertising, on a local and national level, whereby the Company and its dealers share advertising costs. Each season the Company produces promotional films, product brochures, point of purchase displays, leaflets, posters and banners, and other promotional items for use by dealers. The Company also participates in consumer shows and rallies with dealers and sponsors independent racers who participate in snowmobile races throughout the world. In order for its dealers and distributors to remain price competitive and to reduce retail inventories, the Company will from time to time make available to them rebate programs, discounts, or other incentives. In order to build brand loyalty the Company publishes and mails, during the year, magazines called Pride (snowmobile) and Ride (ATV) to  registered owners of its products.

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

Competition

The snowmobile and ATV markets are highly competitive, based on a number of factors, including performance, ride, suspension,  innovation, technology, styling, fit and finish, brand loyalty, reliability, durability, price and distribution. The Company believes Arctic Cat snowmobiles and ATVs are highly regarded by consumers in all of these competitive categories. Certain of the Company’s competitors are more diversified and have financial and marketing resources which are substantially greater than those of the Company.

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

The EPA recently adopted regulations affecting snowmobiles and ATVs for model years 2006 and beyond. The Company believes that it is and will be in compliance with these regulations. The Company supports balanced and appropriate programs that educate the customer on the safe use of its products and protect the environment.

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

Effects of Weather

While from time to time lack of snowfall in a particular region of the United States or Canada may adversely affect snowmobile retail sales within that region, the Company works to mitigate this effect by taking snowmobile orders in the spring for the following winter season. There is no assurance that weather conditions will not materially affect the Company’s future sales of snowmobiles.

Employees

At March 31, 2006, the Company had 1,802 employees including 374 salaried and 1,428 hourly and production personnel. The Company’s employees are not represented by a union or subject to a collective bargaining agreement. The Company has never experienced a strike or work stoppage and considers its relations with its employees to be excellent.

Intellectual Property

The Company makes an effort to patent all significant innovations that it considers patentable and owns numerous patents for its snowmobiles, ATVs and other products. Trademarks are also important to the Company’s snowmobile, ATVs and related parts, garments and accessories business activities. The Company has a program of trademark enforcement to eliminate the unauthorized use of its patents and trademarks, thereby strengthening their value. The Company believes that its “Arctic Cat” registered trademark is its most significant trademark. Additionally, the Company has numerous registered trademarks, trade names and logos, both in the United States and internationally.

Available Information

The Company is subject to the reporting requirements of the Securities Exchange Act of 1934 and its rules and regulations (the “1934 Act”). The 1934 Act requires the Company to file reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Copies of these reports, proxy statements and other information can be read and copied at: SEC Public Reference Room, 100 F Street, N.E., Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s home page at http://www.sec.gov.

The Company has a website at www.arcticcat.com, the contents of which are not part of or incorporated by reference into this annual report. The Company makes its annual reports on Form 10 -K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, available on its website, free of charge, as soon as reasonably practicable after such report has been filed with or furnished to, the SEC. The Company’s Code of Conduct, as well as any waivers from and amendments to the Code, are also posted on the Company’s website.

Executive Officers of Registrant

Name	Age	Position
Christopher A. Twomey	58	Chairman of the Board of Directors, President and Chief Executive Officer
Timothy C. Delmore	52	Chief Financial Officer and Corporate Secretary
Terry J. Blount	63	Vice President — Human Resources
Ronald G. Ray	57	Vice President — Operations
Roger H. Skime	63	Vice President — Research & Development
Ole E. Tweet	59	Vice President — New Product Development

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

Mr. Blount has been Vice President — Human Resources since August of 1996. Mr. Blount has over 30 years of Human Resource experience in the manufacturing field. Prior to joining the Company, Mr. Blount worked as Vice President-Human Resources for a Minnesota-based company.

Mr. Ray has been Vice President — Operations since April of 2004; prior to that he served as the Company’s Vice President — Manufacturing since 1992 and has over 30 years of manufacturing experience. Before joining Arctic Cat he served eight years as Vice President of Manufacturing for a Minnesota-based company.

Mr. Skime has been Vice President — Research and Development of the Company since its inception in 1983 and has been employed in the snowmobile industry for over 40 years.

Mr. Tweet has been Vice President — New Product Development since May 1992. Prior to that, he had been the Company’s Vice President — Marketing since its inception in 1983 and has been employed either in the snowmobile or ATV industry for over 30 years.

ITEM 1A. RISK FACTORS

The following are significant factors known to the Company that could adversely affect the Company’s business, financial condition, or operating results, as well as adversely affect the value of an investment in the Company’s common stock. These risks could cause Arctic Cat’s actual results to differ materially from its historical experience and from results predicted by forward-looking statements. All forward-looking statements made by Arctic Cat are qualified by the risks described below. There may be additional risks that are not presently material or known. You should carefully consider each of the following risks and all other information set forth in this annual report.

The Company’s products are subject to extensive federal and state safety, environmental and other government regulation that may require the Company to incur expenses or modify product offerings in order to maintain compliance with the actions of regulators.

The Company’s products are subject to extensive laws and regulations relating to safety, environmental and other regulations promulgated by the U.S. federal government and individual states as well as international regulatory authorities. Although the Company believes that its snowmobiles, and ATVs have always complied with applicable vehicle safety and emissions standards and related regulations, there can be no assurance that future regulations will not require additional safety standards or emission reductions that would require additional expenses and/or modification of product offerings in order to maintain such compliance. Although the Company is unable to predict the ultimate impact of adopted or proposed regulations on its business and operating results, the Company believes that its business would be no more adversely affected than those of its competitors by the adoption of any pending laws or regulations.

A significant adverse determination in any material product liability claim against the Company could adversely affect its operating results or financial condition.

Accidents involving personal injury and property damage occur in the use of snowmobiles and ATVs. Claims have been made against the Company from time to time. It is the Company’s policy to vigorously defend against these actions. Product liability insurance is presently maintained by the Company on a “per occurrence” basis (with coverage being provided in respect of accidents which occurred during the policy year, regardless of when the related claim is made) in the amount of $10,000,000 in the aggregate, with a $5,000,000 self-insured retention. While Arctic Cat does not believe the outcome of any pending product liability litigation will have a material adverse effect on its operations, no assurance can be given that material product liability claims against Arctic Cat will not be made in the future. Adverse determination of material product liability claims made against Arctic Cat could adversely affect its operating results or financial condition.

Significant repair and/or replacement with respect to product warranty claims or product recalls could have a material adverse impact on the results of operations.

The Company provides a limited warranty for ATVs for a period of six months and for a period of one year for its snowmobiles. The Company may provide longer warranties in certain geographical markets as determined by local regulations and market conditions. Although the Company employs quality control procedures, sometimes a product is distributed which needs repair or replacement. The Company’s standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Historically, product recalls have been administered through the Company’s dealers and distributors and have not had a material effect on the Company’s business. See Note A of Notes to Consolidated Financial Statements in this annual report.

Changing weather conditions may reduce demand for certain Arctic Cat products and negatively impact net sales.

Lack of snowfall in any year in any particular region of the United States or Canada may adversely affect snowmobiles retail sales and related parts, garments & accessories sales in that region. There is no assurance that weather conditions will not materially affect the Company’s future sales of snowmobiles, ATVs, and parts, garments & accessories.

The Company faces intense competition in all product lines, from competitors that have greater financial and marketing resources. Failure to compete effectively against competitors would negatively impact the Company’s business and operating results.

The snowmobile and ATV markets in the United States and Canada are highly competitive. Competition in such markets is based upon a number of factors, including performance, ride, suspension, innovation, technology, styling, fit and finish, brand loyalty, reliability, durability, price and distribution. At the dealer  level, competition is based on a number of factors including sales and marketing support programs (such as sales incentives and cooperative advertising).

The Company’s competitors are more diversified and have financial and marketing resources which are substantially greater than those of the Company. In addition, the Company’s products compete with many other recreational products for the discretionary spending of consumers and to a lesser extent, with other vehicles designed for utility applications. If the Company is not able to effectively compete in this environment, its business and operating results will be negatively impacted.

Termination or interruption of supply arrangements could have a material adverse effect on the Company’s business or results of operations.

Suzuki manufactures snowmobile and ATV engines for the Company pursuant to supply agreements which are automatically renewed annually unless terminated. While notice of termination of the supply agreements may be given annually, effective termination of supply would take at least one model year for snowmobile and two model years for ATVs due to contractual notice requirements. The Company and Suzuki have enjoyed an excellent relationship since the Company’s inception. Suzuki purchased approximately 31% of the Company’s then outstanding capital stock in July 1988, prior to the Company’s initial public offering in July of 1990, and is currently the Company’s largest shareholder with approximately 34.6% of the Company’s outstanding capital stock. If Suzuki  were ever to cease supplying engines to the Company, such an interruption could materially and adversely affect production as well as results of operations. The Company believes it could take up to two model years for a new engine supplier to be in a position to manufacture the Company’s specially designed engines. While the Company anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which it relies upon limited sources of supply, there can be no assurance that alternate supply arrangements will be made on satisfactory terms.

General Economic Conditions and Certain Other External Factors

Companies within the snowmobile and ATV industry are subject to volatility in operating results due to external factors such as general economic conditions and political changes. Specific factors affecting the industry include:

•                  Overall consumer confidence and the level of discretionary consumer spending;

•                  Interest rates and related higher dealer floorplan costs;

•                  Adverse impact on margins of increases in raw material costs which the Company is unable to pass on to dealers without negatively affecting sales; and

•                  Fluctuation in foreign currency exchange rates.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following sets forth the Company’s material property holdings as of March 31, 2006.

		Owned or
Location	Facility Type / Use	Leased	Sq Ft.
Thief River Falls, Minnesota	Manufacturing / Corporate Office	Owned	558,000
Thief River Falls, Minnesota	Warehouse	Leased	92,135
Thief River Falls, Minnesota	Warehouse	Leased	14,350
Madison, South Dakota	Manufacturing	Owned	40,000
Bucyrus, Ohio	Distribution Center	Owned	220,000
Winnipeg, Manitoba	Service Center	Leased	10,602
Island Park, Idaho	Test & Development Facility	Owned	3,000
St. Johann, Austria	Manufacturing/Distribution	Leased	5,899

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

No matters were submitted to the shareholders during the fourth quarter of fiscal 2006

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ National Market under the NASDAQ symbol “ACAT”. Quotations below represent the high and low sale prices as reported by NASDAQ. The Company’s stock began trading on the NASDAQ National Market on June 26, 1990.

Years ended March 31,	2006		2005
Quarterly Prices	High	Low	High	Low
First Quarter	$28.20	$18.63	$28.07	$20.58
Second Quarter	$22.66	$19.50	$27.96	$24.88
Third Quarter	$22.57	$17.93	$27.30	$23.76
Fourth Quarter	$25.75	$20.05	$29.20	$23.82

As of June 1, 2006, the Company had approximately 413 stockholders of record, including the nominee of Depository Trust Company which held 11,980,453 shares of common stock.

Cash Dividends Paid

Cash Dividends are declared quarterly and have been paid since 1995.

Quarter	2006	2005
First Quarter	$0.07	$0.07
Second Quarter	$0.07	$0.07
Third Quarter	$0.07	$0.07
Fourth Quarter	$0.07	$0.07
Total	$0.28	$0.28

Company Purchases of Company Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2006 — January 31, 2006	0	$—	0	451,900	*
February 1, 2006 — February 28, 2006	0	$—	0	439,100	*
March 1, 2006 — March 31, 2006	0	$—	0	438,000	*
Total	0	$—	0	438,000	*

*Number of Shares purchasable at closing price of the Company’s common stock on the last trading day of the month.

The Company purchases Company common stock primarily to offset the dilution created by employee stock option programs and because the Board of Directors believes investment in the Company’s common stock is an excellent use of its excess cash.

The Company has a publicly announced stock repurchase program which has been approved by the Board of Directors. On June 24, 2004 the Company announced the Board approved a $20 million repurchase program and on May 12, 2005, the Company announced the Board approved a $20 million repurchase program. Pricing under this program has been delegated to management. There is no expiration date for this program.

The Company has executed the Company stock purchases in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. There have been no other purchases of the Company’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts)
Years ended March 31,	2006	2005	2004	2003		2002
INCOME STATEMENT DATA:
Net sales	$732,794	$689,145	$649,617	$577,070		$556,079
Cost of goods sold	596,284	553,365	510,445	448,266		433,297
Gross profit	136,510	135,780	139,172	128,804		122,782
Selling, general and administrative expenses	103,775	95,745	95,511	81,757		83,228
Operating profit	32,735	40,035	43,661	47,047		39,554
Interest income	1,451	1,213	993	1,442		2,543
Interest expense	—	—	—	—		—
Earnings before income taxes	34,186	41,248	44,654	48,489		42,097
Income tax expense	10,440	12,949	14,289	15,786		13,471
Net earnings	$23,746	$28,299	$30,365	$32,703	(1)	$28,626
Net earnings per share
Basic	$1.21	$1.38	$1.42	$1.46	(1)	$1.21
Diluted	$1.20	$1.36	$1.40	$1.45	(1)	$1.20
Cash dividends per share	$0.28	$0.28	$0.26	$0.24		$0.24
Weighted average shares outstanding
Basic	19,642	20,516	21,424	22,396		23,587
Diluted	19,828	20,794	21,730	22,615		23,925

As of March 31,	2006	2005	2004	2003	2002
BALANCE SHEET DATA (In thousands):
Cash and short-term investments	$69,893	$88,394	$106,440	$91,295	$102,040
Working capital	108,348	123,069	128,036	132,525	129,873
Total assets	311,236	291,733	280,586	273,852	264,683
Long-term debt	—	—	—	—	—
Shareholders’ equity	189,365	185,510	185,953	187,286	181,638

(1)             In fiscal 2003, the Company’s results included a net reduction of restructuring accruals and other costs related to the fiscal 2000 exit from the personal watercraft (PWC) business. This reduction increased: pretax earnings $5.4 million, net earnings $3.4 million and diluted earnings per share $0.15.

QUARTERLY FINANCIAL DATA (unaudited)

		Total	First	Second	Third	Fourth
(In thousands, except per share amounts)		Year	Quarter	Quarter	Quarter	Quarter
Net Sales
2006		$732,794	$107,924	$276,270	$195,301	$153,299
2005		689,145	102,594	240,673	188,855	157,023
2004		649,617	77,189	237,650	194,618	140,160
Gross Profit
2006		$136,510	$22,280	$55,082	$36,072	$23,076
2005		135,780	18,956	52,612	37,849	26,363
2004		139,172	18,526	56,172	43,981	20,493
Net Earnings (Loss)
2006		$23,746	$448	$19,217	$4,673	$(592)
2005		28,299	124	19,651	5,792	2,732
2004		30,365	102	21,569	9,733	(1,039)
Net Earnings (Loss) Per Share
2006	Basic	$1.21	$0.02	$0.97	$0.24	$(0.03)
	Diluted	1.20	0.02	0.96	0.24	(0.03)
2005	Basic	1.38	0.01	0.95	0.28	0.14
	Diluted	1.36	0.01	0.94	0.28	0.13
2004	Basic	1.42	0.00	0.99	0.46	(0.05)
	Diluted	1.40	0.00	0.98	0.46	(0.05)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Level Overview

Fiscal 2006 was the sixth consecutive year of record sales for Arctic Cat. Fiscal 2006 net sales increased over 6% to $732.8 million from $689.1 million in fiscal 2005. Fiscal 2006 net earnings were $23.7 million or $1.20 per diluted share compared to net earnings of $28.3 million or $1.36 per diluted share in fiscal 2005. The decrease in net earnings was mainly due to increased engine costs resulting from the stronger yen versus dollar relationship as well as increased raw material and freight costs and sales incentives. During the year the Company repurchased nearly 727,000 shares of the common stock and ended the year with $69.9 million in cash and short-term investments.

The Company’s product lines consist of all-terrain vehicles (ATVs), snowmobiles and parts, garments and accessories.

ATV sales increased 16% in fiscal 2006 to $394.9 million from $341.0 million in fiscal 2005. ATV net sales surpassed snowmobile net sales in fiscal 2004 and are the Company’s largest product line, comprising over 54% of net sales in fiscal 2006. The Company’s ATV growth is due to Arctic Cat’s expanded product line-up that now fills nearly every market segment as well as overall growth in the ATV market.

Snowmobile sales decreased 6% in fiscal 2006 to $238.1 million from $252.5 million in fiscal 2005 because of less than normal snowfall during the prior winter season. Snowmobiles comprised 32% of the Company’s net sales in fiscal 2006. Parts, garments and accessory sales increased 4% in fiscal 2006 to $99.8 million from $95.7 million in fiscal 2005. Parts, garments and accessory sales were 14% of the Company’s net sales in fiscal 2006. The following discussions should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this annual report.

Results of Operations

Fiscal 2006 vs. Fiscal 2005 — During fiscal 2006 net sales increased 6.3% to $732,794,000 from $689,145,000 in fiscal 2005. ATV unit volume increased 9.9%, snowmobile unit volume decreased 9.4% and dollar sales of parts, garments and accessories increased $4,151,000. The Company believes the continued increase in ATV sales is due both to enthusiastic dealer and consumer reception of the Arctic Cat ATV and growth in certain segments of the ATV market. Snowmobile unit volume decreased because of lower dealer orders related to less than normal snowfalls during the prior winter season in certain key regions in North America.

Gross profit increased to $136,510,000 in 2006 from $135,780,000 in 2005. The gross profit percentage decreased to 18.6% versus 19.7% in 2005. The decrease in the 2006 gross profit percentage was mainly due to increased engine costs resulting from the stronger yen versus dollar relationship, increased raw material, freight costs and sales incentives.

Selling, general and administrative expenses increased 8.4% to $103,775,000 in 2006 from $95,745,000 in 2005, resulting mainly from a $3.4 million increase in Canadian currency hedge costs, operating costs of the European subsidiary acquired in July 2005 and increased ATV marketing costs. As a percent of net sales, operating expenses were 14.2% in 2006 compared with 13.9% in 2005.

Operating profits decreased 18.2% to $32,735,000 in 2006 from $40,035,000 in 2005. As a percent of net sales, operating profits were 4.5% in 2006 compared to 5.8% in 2005. The decrease in operating profits is attributable to the decrease in gross profit and increased operating expenses.

Interest income increased 19.6% to $1,451,000 in fiscal 2006 from $1,213,000 in fiscal 2005 due to higher yields on invested cash related to higher rates of return than the prior year and interest income received with income tax refunds.

Net earnings decreased 16.1% to $23,746,000 or $1.20 per diluted share from $28,299,000 or $1.36 per diluted share for fiscal 2005. Net earnings as a percent of net sales were 3.2% and 4.1% in 2006 and 2005, respectively.

Fiscal 2005 vs. Fiscal 2004 — During fiscal 2005 net sales increased 6.1% to $689,145,000 from $649,617,000 in fiscal 2004. ATV unit volume increased 8.4%, snowmobile unit volume decreased 4.1% and dollar sales of parts, garments and accessories decreased $1,101,000. The Company believes the continued increase in ATV sales is due both to enthusiastic dealer and consumer reception of the Arctic Cat ATV and growth in the ATV market. Snowmobile unit volume decreased because of lower dealer orders related to less than normal snowfalls during the prior winter season in certain key regions in North America.

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

Revenue Recognition — The Company recognizes revenue and provides for estimated marketing and sales incentive costs when products are shipped to dealers and distributors pursuant to their order, the price is fixed and collection is reasonably assured. Arctic Cat has agreements with finance companies to repurchase products repossessed up to certain limits. Arctic Cat’s financial exposure to repurchase products is limited to the difference between the amount paid to the finance company and the resale value of the repossessed products. Historically, Arctic Cat has not incurred material losses as a result of repurchases nor has it provided a financial reserve for repurchases. Adverse changes in retail sales could cause this situation to change.

Marketing and Sales Incentive Costs — The Company provides for various marketing and sales incentive costs which are offered to its dealers and consumers at the later of when the revenue is recognized or when the marketing and sales incentive program is approved and communicated. Examples of these costs include: dealer and consumer rebates, dealer floorplan financing assistance and other incentive and promotion programs. Adverse market conditions resulting in lower than expected retail sales or the matching of competitor programs could cause accrued marketing and incentive costs to materially increase if the Company authorizes and communicates new programs to its dealers. The Company estimates marketing and sales incentive costs based on expected usage and historical experience. The related marketing and sales incentive costs accrual is included in accrued marketing in the Company’s balance sheet. To the extent current experience differs with previous estimates the accrued liability for marketing and sales incentives is adjusted accordingly.

Product Warranties — The Company generally provides a limited warranty to the owner of snowmobiles for twelve months from the date of consumer registration and for six months on ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to their estimate as actual claims become known or the amounts are determinable. Adverse changes in actual warranty costs compared to the Company’s initial estimates could cause accrued warranty to materially change.

Product Liability and Litigation — The Company is subject to product liability claims and other litigation in the normal course of business. Arctic Cat insures for product liability claims although it retains a modest self insured retention accrual within the balance sheet caption Insurance. The estimated costs resulting from any losses over insured amounts are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.

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

Cash and Short-Term Investments

Cash and short-term investments were $69,893,000 at March 31, 2006 compared to $88,394,000 at March 31, 2005. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin. The Company’s investment objectives are first, safety of principal and second, rate of return.

Financing Arrangements and Cash Flows

The Company has a $60,000,000 unsecured bank credit agreement for the documentary and stand-by letters of credit and for working capital purposes. Total working capital borrowings under the credit agreement are limited to $45,000,000 during the last six months of the fiscal year. The total letters of credit issued at March 31, 2006 were $21,548,000, of which $16,966,000 was issued to Suzuki Motor Corporation for engine and service parts purchases.

The Company has agreements with certain finance companies to provide snowmobile and ATV floor plan financing for the Company’s North American dealers. These agreements improve the Company’s liquidity by financing dealer purchases of products without requiring substantial use of the Company’s working capital. The Company is paid by the floor plan companies shortly after shipment and as part of its marketing programs the Company pays the floor plan financing of its dealers for certain set time periods depending on the size of a dealer’s order. The financing agreements require repurchase of repossessed new and unused units and set limits upon the Company’s potential liability for annual repurchases. The aggregate potential liability was approximately $40,553,000 at March 31, 2006. The Company has incurred no material losses under these agreements. The Company believes current available cash and cash generated from operations provide sufficient funding in the event there is a requirement to perform under this guarantee and repurchase agreement.

In 2006, the Company invested $34,763,000 in capital expenditures. The Company expects that capital expenditures, will increase to approximately $36,000,000 in fiscal 2007. This increase is mainly due to an increase in tooling expenditures for new product development across all product lines and investment in a new ATV engine production facility. Since 1996, the Company has repurchased over 10 million shares of common stock. There is approximately $10.5 million remaining on the May 2005 repurchase authorization. The Company believes that cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program and capital expenditure requirements on a short and long-term basis.

Contractual Obligations

The following table summarizes the Company’s significant future contractual obligations at March 31, 2006 (in millions):

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 years	3-5 Years	5 years
Operating Lease Obligations	$0.3	$0.3	0	0	0
Purchase Obligations(1)	165.7	165.7	0	0	0
Total Contractual Obligations	$166.0	$166.0	0	0	0

(1)             The Company has outstanding purchase obligations with suppliers and vendors   at March 31, 2006 for raw materials and other supplies as part of the normal course of business.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This annual report on Form 10-K, as well as the Company’s Annual Report and future filings with the Securities and Exchange Commission, the Company’s press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to the risk factors described in Item 1A of this annual report. The Company does not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

Inflation, Foreign Exchange Rates and Interest Rates

Inflation is not expected to have a significant impact on the Company’s business. The Company generally has been able to offset the impact of increasing costs through a combination of productivity gains and price increases.

During fiscal 2006, approximately 23% of the Company’s cost of sales was purchased from Japanese yen denominated suppliers. The majority of these purchases were made from Suzuki Motor Corporation who supplies engines for the Company’s snowmobiles and ATVs. The Company has an agreement with Suzuki Motor Corporation for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually. During fiscal 2006, the exchange rate fluctuation between the U.S. dollar and the Japanese yen had a modest negative impact on the Company’s operating results. From time to time the Company utilizes foreign exchange cash flow hedging contracts to minimize the impact of exchange rate fluctuations relating to ATV engine purchases. During 2006, the average contracted forward exchange rate on these cash flow hedges was approximately 107 (Japanese yen to the U.S. dollar). At March 31, 2006, there were Japanese yen forward exchange contracts outstanding with a notional amount of $59,966,000.

Sales to Canadian dealers are made in Canadian dollars with the U.S. dollar serving as the functional currency. During fiscal 2006, sales to Canadian dealers comprised 9.5% of total net sales. During fiscal 2006, the exchange rate fluctuation between the U.S. dollar and the Canadian dollar had a modest positive impact on operating profits. During 2006, the Company utilized cash flow hedges to mitigate the variability in Canadian exchange rate changes relating to Canadian dollar fund transfers to the United States. During 2006, the average contracted forward exchange rate on these cash flows hedges was approximately $1.24 (Canadian dollar to U.S. dollar). At March 31, 2006 there were Canadian dollar forward exchange contracts outstanding with notional amounts of $51,655,000.

Sales to European on-road ATV dealers and distributors are made in Euros with the Euro serving as the functional currency. During fiscal 2006, sales to European on-road ATV dealers comprised 1.6% of total net sales. During fiscal 2006, the exchange rate fluctuation between the U.S. dollar and the Euro had an immaterial impact on operating profits. During 2006, the Company did not utilize any hedges to mitigate the variability in the Euro exchange rate and at March 31, 2006, there were no foreign exchange contracts outstanding for the Euro.

The fair values of the Japanese yen hedge contracts at March 31, 2006 represented an unrealized loss of $1,549,000. A ten percent fluctuation in the currency rates as of March 31, 2006 would have resulted in a change in fair value of the Japanese yen hedge contracts of approximately $5,997,000.

The fair values of the Canadian dollar hedge contracts at March 31, 2006 represent an unrealized gain of $840,000. A ten percent fluctuation in the currency rates as of March 31, 2006 would have resulted in a change in the fair value of the Canadian dollar hedge contracts of approximately $5,166,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds, auction rate securities and money market funds that experience minimal volatility. The carrying amount of available-for-sale debt securities approximate related fair value and the associated market risk is not deemed to be significant.

The Company is a party to an unsecured bank line of credit arrangement under which it may borrow an aggregate of up to $60 million. The total letters of credit issued at March 31, 2006 were $21,548,000 of which $16,966,000 was issued to Suzuki Motor Corporation for engine and service parts purchases. Interest is charged at variable rates based on either LIBOR or prime. Because the interest rate risk related to the line of credit is not deemed to be significant, the Company does not actively manage this exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements, Notes, and Report of Independent  Registered Public Accounting Firm appear on pages 24 through 35. Quarterly financial data appears in Item 6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the 1934 Act as of March 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in internal controls over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Arctic Cat Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Arctic Cat Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the assessment management believes that, as of March 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Arctic Cat Inc.’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Arctic Cat Inc.

We have audited management’s assessment, included in the accompanying Management’s Report included in Item 9 of this Form 10-K, that Arctic Cat Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arctic Cat Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that Arctic Cat Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Arctic Cat Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arctic Cat Inc. and subsidiaries as of March 31, 2006 and March 31, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006 and our report dated June 12, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
June 12, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors and Executive Officers  of the Registrant

The information included under the heading “Election of Directors, “ “Election of Directors — Board Committees,” “ Election of Directors — Code of Conduct” and “Beneficial Ownership of Capital Stock-Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 2, 2006, is incorporated herein by reference.

Pursuant to instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Item 4A of this annual report.

Item 11. Executive Compensation

The information included under the heading “Executive Compensation and Other Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 2, 2006, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

The information included under the heading “Beneficial Ownership of Capital Stock” and “Beneficial Ownership of Capital Stock — Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 2, 2006, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions, appearing under the heading “Executive Compensation and Other Information-Certain Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders  to be held on August 2, 2006, is incorporated herein by reference.

Item 14. Principal Accountant Fees and  Services

The information required by this item is incorporated by reference to the information set forth under the heading “Independent Public Accounting Firm” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 2, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of report

1. Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K:

		Form 10-K Reference Page
(i)	Consolidated Balance Sheets as of March 31, 2006 and 2005	22
(ii)	Consolidated Statements of Earnings for the three years ended March 31, 2006, 2005 and 2004	23
(iii)	Consolidated Statements of Shareholders’ Equity for the three years ended March 31, 2006, 2005 and 2004	24
(iv)	Consolidated Statements of Cash Flows for the three years ended March 31, 2006, 2005 and 2004	25
(v)	Notes to Consolidated Financial Statements	26-32
(vi)	Report of Independent Registered Public Accounting Firm	33

2. Schedules filed as part of this Form 10-K.

The information required to be disclosed within Schedule II — Valuation and Qualifying Accounts is provided within the Consolidated Financial Statements of the Company, filed as part of this Form 10-K.

3. Exhibits

		Method of Filing
3(a)	Amended and Restated Articles of Incorporation of Company	(3)
3(b)	Restated By-Laws of the Company	(1)
4(a)	Form of specimen Common Stock Certificate	(1)
4(b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(4)
10(a)	1989 Stock Option Plan, as amended	(3)
10(b)	1995 Stock Plan, as amended	(3)
10(c)	Purchase/Supply Agreement dated as of March 1, 1985 between Suzuki Motor Co., Ltd. and the Company, and related Agreement on Implementation of Warranty Provision.	(1)
10(d)	Form of Employment Agreement between the Company and each of its executive officers	(1)
10(e)	Floorplan Repurchase Agreement dated July 13, 1984, between the Company and ITT Commercial Finance Corp.	(1)
10(f)	Floorplan Repurchase Agreement dated as of June 15, 1988, between the Company and ITT Commercial Finance, a division of ITT Industries of Canada, Ltd.	(1)
10(g)	Discretionary Revolving Credit Facility, dated as of June 6, 1997, between the Company and Wells Fargo Bank Minnesota, National Association.	(3)
10(h)	2002 Stock Plan	(5)
10(i)	Form of incentive stock option agreement for 2002 Stock Plan	(7)
10(j)	Form of non-qualified stock option agreement for 2002 Stock Plan	(7)
10(k)	Form of Director non-qualified stock option agreement for 2002 Stock Plan	(7)
10(l)	Program agreement, dated as of January 20, 2003, by and between Arctic Cat Sales Inc. and Textron Financial Corporation (Confidential treatment pursuant to 17 CFR Sections 200.80(b) and 240.246-2 has been granted for certain portions of this exhibit. Such portions have been omitted herein and have been filed separately with the SEC.)	(6)
10(m)	Repurchase Agreement, dated as of January 20, 2003, by and between Arctic Cat Sales Inc. and Textron Financial Corporation.	(6)

21	Subsidiaries of the Registrant	(2)
23	Consent of Independent Registered Public Accounting Firm	(2)
31.1	Section 302 Certification of Chief Executive Officer	(2)
31.2	Section 302 Certification of Chief Financial Officer	(2)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)

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

(7)             Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of June, 2006.

ARCTIC CAT INC.

/s/ CHRISTOPHER A. TWOMEY
Christopher A. Twomey
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Date
/s/ CHRISTOPHER A. TWOMEY	June 14, 2006
Christopher A. Twomey
Chairman of the Board of Directors, President, Chief Executive Officer
(Principle Executive Officer)
/s/ TIMOTHY C. DELMORE	June 14, 2006
Timothy C. Delmore Chief Financial Officer
(Principle Financial and Accounting Officer)
/s/ ROBERT J. DONDELINGER	June 14, 2006
Robert J. Dondelinger, Director
/s/ WILLIAM I. HAGEN	June 14, 2006
William I. Hagen, Director
/s/ WILLIAM G. NESS	June 14, 2006
William G Ness, Vice Chairman of the Board of Directors
/s/ GREGG A. OSTRANDER	June 14, 2006
Gregg A. Ostrander, Director
/s/ KENNETH J. ROERING	June 14, 2006
Kenneth J. Roering, Lead Director
/s/ SUSAN LESTER	June 14, 2006
Susan Lester, Director
/s/ MASAYOSHI ITO	June 14, 2006
Masayoshi Ito, Director

Consolidated Balance Sheets

Arctic Cat Inc. March 31,	2006	2005
ASSETS
Current Assets
Cash and equivalents	$40,075,000	$20,765,000
Short-term investments	29,818,000	67,629,000
Accounts receivable, less allowances	42,295,000	46,472,000
Inventories	92,289,000	67,989,000
Prepaid expenses	5,463,000	3,578,000
Deferred income taxes	8,810,000	9,428,000
Total current assets	218,750,000	215,861,000
Property and Equipment — At Cost
Machinery, equipment and tooling	170,536,000	150,221,000
Land, buildings and improvements	24,556,000	22,883,000
	195,092,000	173,104,000
Less accumulated depreciation	106,145,000	97,232,000
	88,947,000	75,872,000
Other Assets
Goodwill and other intangibles	3,539,000	—
	$311,236,000	$291,733,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$65,613,000	$53,202,000
Accrued expenses	43,775,000	36,181,000
Income taxes payable	1,014,000	3,409,000
Total current liabilities	110,402,000	92,792,000
Deferred Income Taxes	11,469,000	13,431,000
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock — Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 12,708,365 in 2006; 13,378,698 in 2005	127,000	134,000
Class B common stock, par value $.01; 7,560,000 shares authorized, Shares issued, and outstanding 6,717,000 in 2006 and 2005	67,000	67,000
Additional paid-in-capital	1,010,000	—
Accumulated other comprehensive gain (loss)	(440,000)	60,000
Retained earnings	188,601,000	185,249,000
	189,365,000	185,510,000
	$311,236,000	$291,733,000

The accompanying notes are an integral part of these statements.

Consolidated Statements of Earnings

Arctic Cat Inc. Years ended March 31,	2006	2005	2004
Net sales	$732,794,000	$689,145,000	$649,617,000
Cost of goods sold	596,284,000	553,365,000	510,445,000
Gross profit	136,510,000	135,780,000	139,172,000
Selling, general and administrative expenses	103,775,000	95,745,000	95,511,000
Operating profit	32,735,000	40,035,000	43,661,000
Other income
Interest income	1,451,000	1,213,000	993,000
Earnings Before Income Taxes	34,186,000	41,248,000	44,654,000
Income tax expense	10,440,000	12,949,000	14,289,000
Net Earnings	$23,746,000	$28,299,000	$30,365,000
Net Earnings Per Share
Basic	$1.21	$1.38	$1.42
Diluted	$1.20	$1.36	$1.40
Weighted average shares outstanding
Basic	19,642,000	20,516,000	21,424,000
Diluted	19,828,000	20,794,000	21,730,000

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity

						Accumulated
			Class B		Additional	Other
Arctic Cat Inc.	Common Stock		Common Stock		Paid-in	Comprehensive	Retained
Years ended March 31,	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Total
Balances at March 31, 2003	14,487,849	$144,000	7,560,000	$76,000	$—	$(336,000)	$187,402,000	$187,286,000
Exercise of stock options	644,305	6,000	—	—	7,649,000	—	—	7,655,000
Tax benefits from stock option exercises	—	—	—	—	1,868,000	—	—	1,868,000
Repurchase of common stock	(846,272)	(7,000)	(843,000)	(9,000)	(9,517,000)	—	(26,230,000)	(35,763,000)
Other comprehensive income:
Net earnings	—	—	—	—	—	—	30,365,000	30,365,000
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(154,000)	—	(154,000)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	269,000	—	269,000
Total other comprehensive income	—	—	—	—	—	—	—	30,480,000
Dividends ($.26 per share)	—	—	—	—	—	—	(5,573,000)	(5,573,000)
Balances at March 31, 2004	14,285,882	143,000	6,717,000	67,000	—	(221,000)	185,964,000	185,953,000
Exercise of stock options	115,762	1,000	—	—	1,429,000	—	—	1,430,000
Tax benefits from stock option exercises	—	—	—	—	618,000	—	—	618,000
Repurchase of common stock	(1,022,946)	(10,000)	—	—	(2,047,000)	—	(23,272,000)	(25,329,000)
Other comprehensive income:
Net earnings	—	—	—	—	—	—	28,299,000	28,299,000
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(135,000)	—	(135,000)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	416,000	—	416,000
Total other comprehensive income	—	—	—	—	—	—	—	28,580,000
Dividends ($.28 per share)	—	—	—	—	—	—	(5,742,000)	(5,742,000)
Balances at March 31, 2005	13,378,698	134,000	6,717,000	67,000	—	60,000	185,249,000	185,510,000
Exercise of stock options	56,167	—	—	—	902,000	—	—	902,000
Tax benefits from stock option exercises	—	—	—	—	135,000	—	—	135,000
Repurchase of common stock	(726,500)	(7,000)	_	_	(27,000)	—	(14,897,000)	(14,931,000)
Other comprehensive income:
Net earnings	—	—	—	—	—	—	23,746,000	23,746,000
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(43,000)	—	(43,000)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(450,000)	—	(450,000)
Foreign currency adjustment	—	—	—	—	—	(7,000)	—	(7,000)
Total other comprehensive income	—	—	—	—	—	—	—	23,246,000
Dividends ($.28 per share)	—	—	—	—	—	—	(5,497,000)	(5,497,000)
Balances at March 31, 2006	12,708,365	$127,000	6,717,000	$67,000	$1,010,000	$(440,000)	$188,601,000	$189,365,000

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

Arctic Cat Inc. Years ended March 31,	2006	2005	2004
Cash flows from operating activities
Net earnings	$23,746,000	$28,299,000	$30,365,000
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	22,241,000	19,584,000	18,551,000
Deferred income taxes	(1,055,000)	2,666,000	5,532,000
Tax benefit from stock option exercises	135,000	618,000	1,868,000
Other	(7,000)	—	—
Changes in operating assets and liabilities, net of effect from acquired net assets
Trading securities	36,988,000	(9,151,000)	(6,155,000)
Accounts receivable	8,121,000	(18,194,000)	744,000
Inventories	(17,734,000)	(6,862,000)	10,596,000
Prepaid expenses	(1,815,000)	14,000	237,000
Accounts payable	1,456,000	5,709,000	12,710,000
Accrued expenses	6,834,000	1,281,000	(7,562,000)
Income taxes	(2,601,000)	4,648,000	1,083,000
Net cash provided by operating activities	76,309,000	28,612,000	67,969,000
Cash flows from investing activities
Purchase of property and equipment	(34,763,000)	(25,954,000)	(25,053,000)
Net assets acquired, net of cash acquired	(3,464,000)	3,703,000	1,729,000
Sale and maturity of available-for-sale securities	754,000	—	—
Net cash used in investing activities	(37,473,000)	(22,251,000)	(23,324,000)
Cash flows from financing activities
Proceeds from issuance of common stock	902,000	1,273,000	6,425,000
Repurchase of common stock	(14,931,000)	(25,172,000)	(34,533,000)
Dividends paid	(5,497,000)	(5,742,000)	(5,573,000)
Net cash used in financing activities	(19,526,000)	(29,641,000)	(33,681,000)
Net increase (decrease) in cash and equivalents	19,310,000	(23,280,000)	10,964,000
Cash and equivalents at beginning of year	20,765,000	44,045,000	33,081,000
Cash and equivalents at end of year	$40,075,000	$20,765,000	$44,045,000
Supplemental disclosure of cash payments for income taxes	$14,404,000	$7,691,000	$9,423,000

Supplemental disclosure of non-cash investing and financing activities:

As of March 31, 2006 and 2005, the unrealized gain on securities available-for-sale, net of tax was $14,000 and $57,000.

As of March 31, 2006 and 2005, the unrealized gain (loss) on derivative instruments, net of tax was $(447,000) and $3,000.

During 2005 and 2004, mature common shares with a fair market value of $157,000 and $1,230,000 were exchanged in settlement for the exercise of certain stock options.

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
Arctic Cat Inc.  March 31, 2006, 2005 and 2004

A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Arctic Cat Inc. (the “Company”) operates in a single industry segment and designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat® brand name, and related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota. The Company’s products are sold through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors in Europe, the Middle East, Asia and other international markets.

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

Cash and Equivalents

The Company considers highly liquid temporary investments with an original maturity of three months or less or variable rate demand notes with put options exercisable in three months or less to be cash equivalents. Cash and equivalents consist primarily of commercial paper and put bonds. As of March 31, 2006 and 2005, the Company had approximately $5,900,000 and $500,000 of cash located in foreign banks primarily in Canada.The Company’s cash management policy provides for bank disbursement accounts to be reimbursed on a daily basis. Checks issued but not presented to the banks for payment are included in cash and equivalents as a reduction of other cash balances.

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

Accounts Receivable

The Company’s accounts receivable balance consists of amounts due from its dealers and certain finance companies. The Company extends credit to its dealers based on an evaluation of the dealers’ financial condition. The Company’s collection exposure relating to accounts receivable amounts due from certain dealer finance companies is limited due to the financial strength of the finance companies and provisions of its existing agreements. Accounts receivable is presented net of an allowance for estimated uncollectible amounts due from its dealers. The Company estimates the uncollectible amounts considering numerous factors, mainly historical trends as well as current available information. The Company’s allowance for uncollectible accounts was $966,000, $802,000 and $1,083,000 at March 31, 2006, 2005 and 2004. The activity within the allowance for uncollectible accounts for the three years ending March 31, 2006 was not significant. Accounts receivable amounts written off have been within management’s expectations.

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

As of March 31, 2006 and 2005, the Company had open Canadian dollar forward exchange contracts, maturing through March 2007 and April 2005, with notional amounts totaling $51,655,000 and $1,080,000 and fair value assets and liabilities, netted in accounts payable, of $840,000 at March 31, 2006 and $4,000 included in accounts receivable at March 31, 2005. The related amounts reported within other comprehensive income (loss), net of tax, were $529,000 and $3,000. As of March 31, 2006 the Company had open Japanese yen forward exchange contracts, maturing through January 2007, with notional amounts totaling $59,966,000 and fair value assets and liabilities, included in accounts payable, of $1,549,000 at March 31, 2006. The related amount reported within other comprehensive income (loss), net of tax was $(976,000). The amounts reported within other comprehensive income (loss) and the fair value assets and liabilities, included in accounts payable, at March 31, 2006 for the Canadian dollar and the Japanese yen forward exchange contracts have been offset resulting in a loss, net of tax of $447,000, and a net payable of $709,000 at March 31, 2006. There were no open Japanese yen forward exchange contracts at March 31, 2005.

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

Goodwill and Other Intangibles

In July 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed the analysis as of March 31, 2006. The results of the analysis indicated that no goodwill impairment existed. In accordance with SFAS No. 142 the Company will complete an impairment analysis on an annual basis. The Company had no goodwill or other intangible assets on its balance sheet at March 31, 2005.

     The changes in the carrying amount of goodwill and other intangibles for the year ended March 31, 2006 are as follows:

2006
Balance at April 1,	$—
Goodwill acquired during the year	1,750,000
Other intangibles acquired during the year	1,950,000
Accumulated amortization	(161,000)
Balance at March 31,	$3,539,000

As required by SFAS No. 142, intangibles with finite lives will continue to be amortized. Included in other intangible assets are customer relationships, a homologation license, and a non-compete agreement. Other intangible assets before accumulated amortization were $1,950,000 at March 31, 2006. Accumulated amortization was $161,000 at March 31, 2006. Amortization expense is expected to be approximately $215,000 in each of the next five fiscal years. The net value of other intangible assets is included as a component of goodwill and other intangibles in the accompanying consolidated balance sheets.

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

	2006	2005	2004
Balance at April 1,	$12,053,000	$10,331,000	$12,205,000
Warranty Provision	13,377,000	14,237,000	14,141,000
Warranty Claim Payments	11,227,000	12,515,000	16,015,000
Balance at March 31,	$14,203,000	$12,053,000	$10,331,000

Insurance

The Company is self-insured for employee medical, workers’ compensation, and product liability claims. Specific stop loss coverages are provided for catastrophic claims. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated.

Revenue Recognition

The Company recognizes revenue and provides for estimated marketing and sales incentive costs when products are shipped to dealers and distributors pursuant to their order, the price is fixed and collection is reasonably assured. Shipping and handling costs are recorded as a component of costs of goods sold at the time product is shipped.

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

Dealer Holdback

The Company records a dealer holdback program liability at the time certain products are shipped to its dealers. If the products subject to the holdback program are sold within the program time period, the Company refunds a portion of the original sale price, referred to as dealer holdback, to the dealer. The Company’s dealer holdback program liability, included within the accounts payable, as of March 31, 2006, 2005 and 2004 was $17,321,000, $14,085,000 and $9,673,000. The increases from March 31, 2005 to 2006 and from March 31, 2004 to 2005 were principally related to qualifying additional products, the period of coverage under the program and the timing of payments.

Research and Development

Research and development costs are expensed as incurred and are reported as a component of selling, general and administrative expenses. Research and development expense was $17,067,000, $17,350,000 and $14,736,000 during 2006, 2005 and 2004.

Advertising

The Company expenses advertising costs as incurred, except for cooperative advertising obligations arising related to the sale of the Company’s products to its dealers. The estimated cost of cooperative advertising, which the dealer is required to support, is recorded as marketing expense at the time the product is sold. Cooperative advertising was $6,996,000, $6,681,000, and $6,374,000 in 2006, 2005 and 2004. Total advertising expense, including cooperative advertising, was $23,482,000, $22,031,000 and $18,900,000 in 2006, 2005 and 2004.

Stock-Based Compensation

The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation plans. The Company’s reported net earnings and basic and diluted net earnings per share would have been as follows had the fair value method been used for valuing stock options granted to employees:

	2006	2005	2004
Net earnings:
As reported	$23,746,000	$28,299,000	$30,365,000
Additional compensation expense, net of tax	1,601,000	1,555,000	1,337,000
Pro forma	$22,145,000	$26,744,000	$29,028,000
Net earnings per share:
As reported
Basic	$1.21	$1.38	$1.42
Diluted	$1.20	$1.36	$1.40
Pro forma
Basic	$1.13	$1.30	$1.35
Diluted	$1.12	$1.29	$1.34

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to estimate the fair value of options:

	2006	2005	2004
Assumptions:
Dividend yield	1.3%	1.1%	1.3%
Average term	5 years	7 years	7 years
Volatility	30%	36%	39%
Risk-free rate of return	5.0%	4.1%	3.8%

The weighted average fair value of options granted during each of the following years ended March 31:

	2006	2005	2004
Fair value of options granted	$6.91	$10.94	$8.46

See Note K for additional disclosures regarding stock option plans.

Net Earnings Per Share

The Company’s diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 571,500, 195,000, and 85,180 shares of common stock with weighted average exercise prices of $24.41, $27.68, and $20.94 were outstanding during 2006, 2005 and 2004, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following for the years ended March 31,

	2006	2005	2004
Weighted average number of common shares outstanding	19,642,000	20,516,000	21,424,000
Dilutive effect of option plan	186,000	278,000	306,000
Common and potential shares outstanding -diluted	19,828,000	20,794,000	21,730,000

Foreign Currency Translation

The Company’s sales and marketing activities with Canadian dealers are denominated in Canadian currency with the U.S. dollar serving as the functional currency. The Company’s sales and marketing activities with European on-road ATV dealers and distributors are denominated in the Euro with the Euro serving as the functional currency. Assets and liabilities denominated in Canadian currency and the Euro are translated using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average foreign exchange rates in effect for the period. Exchange gains and losses relating to the Canadian currency and Euro currency are reflected in the results of operations and as a component of other comprehensive income.

Comprehensive Income

Comprehensive income represents net earnings adjusted for the unrealized gain or loss on derivative instruments, debt securities classified as available-for-sale and foreign currency translation adjustments and shown in the consolidated financial statements of stockholders’ equity.

Accounting Policy and Disclosure Changes

In December 2004, the FASB issued SFAS  No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”). SFAS No. 123 (R) requires the expensing of stock options in the Company’s financial statements beginning April 1, 2006. The Company is required to implement SFAS No. 123(R) during the interim period ending June 30, 2006. The adoption of SFAS No. 123(R) is expected to result in a charge to fiscal year 2007 earnings of approximately $0.07 to $0.08 per diluted share. However, the total expense recorded in future periods will depend on several variables, including the number of share-based awards granted, the number of grants that ultimately vest, and the fair value assigned to those awards. Assuming the Company had adopted SFAS No. 123(R) for fiscal year 2006, diluted earnings per share would have been reduced by $0.08 per diluted share from $1.20 per diluted share to $1.12 per diluted share.

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

In October 2004, Congress passed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010, as well as other tax implications. The domestic production deduction will be accounted for as a special deduction and as such, will have no effect on deferred tax assets and liabilities existing at the date of enactment. The Company is currently evaluating recently announced implementation guidance.

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

B SHORT-TERM INVESTMENTS

Short-term investments consist primarily of a diversified portfolio of municipal bonds, auction rate securities and money market funds and are classified as follows at March 31:

	2006	2005
Trading securities	$27,445,000	$64,433,000
Available-for-sale debt securities	2,373,000	3,196,000
	$29,818,000	$67,629,000

Trading securities consists of $19,370,000 and $54,608,000 invested in various money market funds at March 31, 2006 and 2005, respectively, while the remainder of trading securities and available-for-sale securities consists primarily of “A” rated or higher municipal bond investments and auction rate securities. The amortized cost and fair value of debt securities classified as available-for-sale was $2,351,000 and $2,373,000, at March 31, 2006. The unrealized gain on available-for-sale debt securities is reported, net of tax, as a separate component of shareholders’ equity. The contractual maturities of available-for-sale debt securities at March 31, 2006, are $2,014,000 within one year and $359,000 from one year through five years.

C INVENTORIES

Inventories consist of the following at March 31:

	2006	2005
Raw materials and sub-assemblies	$27,214,000	$17,155,000
Finished goods	36,193,000	24,149,000
Parts, garments and accessories	28,882,000	26,685,000
	$92,289,000	$67,989,000

D ACCRUED EXPENSES

Accrued expenses consist of the following at March 31:

	2006	2005
Marketing	$14,388,000	$7,567,000
Compensation	8,871,000	9,288,000
Warranties	14,203,000	12,053,000
Insurance	4,446,000	5,315,000
Other	1,867,000	1,958,000
	$43,775,000	$36,181,000

E ACQUISITION

In July 2005, the Company acquired a 100% interest in a European company that designs, engineers, manufactures and markets ATVs which utilize the Company’s components. The Company completed this acquisition to further expand its ATV model offerings and strengthen its European presence. The Company invested $3,464,000, net of cash acquired, to acquire a 100% interest resulting in an excess purchase price over the estimated fair value of net assets was approximately $1,750,000. The Company has completed its evaluation of the purchase price and the allocation of the acquisition costs is as follows:

Cash	$2,102,000
Accounts receivables	3,948,000
Inventories	6,566,000
Other	462,000
Goodwill and other intangibles	3,700,000
Total assets acquired	16,778,000
Total liabilities assumed	11,212,000
Net assets acquired	$5,566,000

F FINANCING

The Company has a $60,000,000 unsecured bank credit agreement for documentary and stand-by letters of credit and for working capital purposes. Total working capital borrowings under the credit agreement are limited to $45,000,000 during the last six months of the fiscal year. The credit agreement is due on demand and expires July 27, 2008. Interest on the working capital borrowings is payable monthly at alternative interest rates, at the Company’s election. The credit agreement contains certain covenants. At March 31, 2006, there was $21,548,000 of issued letters of credit outstanding and no working capital borrowings outstanding. Of the issued letters of credit outstanding, $16,966,000 was issued to Suzuki Motor Corporation (Suzuki) for engine and service parts purchases (see Note H). Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

G RETIREMENT SAVINGS PLAN

The Company’s 401(k) retirement savings plan covers substantially all eligible employees. Employees may contribute up to 50% of their compensation with the Company matching 100% of the employee contributions, up to a maximum of 3% of the employee’s compensation. The Company can elect to make additional contributions at its discretion. Total Company matching contributions were $1,522,000, $1,448,000 and $1,286,000 in 2006, 2005 and 2004. There were no discretionary contributions made during 2006, 2005 and 2004.

H RELATED PARTY TRANSACTIONS

The Company purchases engines and service parts from Suzuki, owner of the Company’s Class B common stock. Such purchases totaled $128,844,000, $138,021,000 and $129,700,000 in 2006, 2005 and 2004. The purchase price of the engines and service parts is determined annually. The Company has an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually.

The Company is dependent on Suzuki for the near term supply of most of its engines and related service parts. An interruption of this supply could have a material adverse effect on the Company’s operations. Certain raw materials and services are purchased from vendors in which certain of the Company’s directors are officers or significant shareholders. In 2006, 2005 and 2004, these transactions aggregated $2,580,000, $2,678,000 and $7,150,000.

I INCOME TAXES

Income tax expense consists of the following for the years ended March 31:

	2006	2005	2004
Current
Federal	$11,017,000	$9,166,000	$7,831,000
State	478,000	1,117,000	926,000
Deferred	(1,055,000)	2,666,000	5,532,000
	$10,440,000	$12,949,000	$14,289,000

The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended March 31:

	2006	2005	2004
Statutory income tax rate	35.0%	35.0%	35.0%
State taxes	1.3	1.8	1.4
Tax exempt interest	(0.6)	(0.7)	(0.5)
Foreign sales corporation	(2.5)	(3.2)	(2.1)
Other permanent differences	(2.7)	(1.5)	(1.8)
	30.5%	31.4%	32.0%

The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes under the liability methods are as follows at March 31:

	2006	2005
Short-term deferred income tax assets
Accrued expenses	$8,065,000	$8,352,000
Inventory capitalization and adjustments	2,412,000	2,582,000
Other	301,000	297,000
Short-term deferred income tax liability
Prepaid expenses and other	(1,968,000)	(1,803,000)
Net short-term deferred tax asset	$8,810,000	$9,428,000
Long-term deferred income tax liability
Property and equipment	$11,469,000	$13,431,000
Long-term deferred tax liability	$11,469,000	$13,431,000

J COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At March 31, 2006, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $40,553,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

SHAREHOLDERS’ EQUITY

K  Stock Option Plans

The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant. At March 31, 2006, the Company had 420,442 shares of common stock available for grant under the plans.

Transactions under the plans during each of the three years in the period ended March 31, are summarized as follows:

	Number of shares under option	Weighted average exercise price
Outstanding at April 1, 2003	1,457,083	$12.88
Granted	316,000	21.00
Exercised	(644,305)	11.88
Outstanding at March 31, 2004	1,128,778	15.72
Granted	274,000	27.60
Cancelled	(1,000)	12.00
Exercised	(115,762)	12.35
Outstanding at March 31, 2005	1,286,016	18.56
Granted	338,500	21.69
Exercised	(56,167)	16.07
Outstanding at March 31, 2006	1,568,349	$19.30

Options exercisable at March 31 are as follows:

	Number of shares under option	Weighted average exercise price
2004	578,282	$13.22
2005	762,189	$15.51
2006	1,013,522	$17.17

The following tables summarize information concerning currently outstanding and exercisable stock options at March 31, 2006:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.11	11,814	2.4 years	$6.11
9.38 - 13.33	227,906	3.2 years	11.03
14.41 - 21.03	771,129	6.3 years	18.02
21.96 - 28.00	557,500	8.6 years	24.73
	1,568,349		$19.30

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$6.11	11,814	$6.11
9.38 - 13.33	225,906	11.04
14.41 - 21.03	623,800	17.38
21.96 - 28.00	152,002	26.27
	1,013,522	$17.17

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

Share Repurchase Authorization

The Company invested $14,931,000, $25,329,000 and $35,763,000 during 2006, 2005 and 2004 to repurchase and cancel 726,500, 1,023,000 and 1,689,500 shares of common stock, pursuant to Board of Directors’ authorizations. Included in the 2004 repurchases are 843,000 shares of Class B stock from Suzuki Motor Corporation, repurchased for $18,259,000 or $21.66 per share. At March 31, 2006, authorization to repurchase $10,538,000 or approximately 438,000 shares remain outstanding.

L SEGMENT REPORTING

Sales to foreign customers, located primarily in Canada, amounted to $213,724,000, $171,075,000 and $152,657,000 in 2006, 2005 and 2004. The Company has identifiable long-lived assets of approximately $1,100,000 located in Canada and Europe at March 31, 2006. The identifiable long-lived assets for March 31, 2005 and 2004 are not considered significant.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Arctic Cat Inc.

We have audited the accompanying consolidated balance sheets of Arctic Cat Inc. and subsidiaries as of March 31, 2006 and March 31, 2005, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arctic Cat Inc. and subsidiaries as of March 31, 2006 and March 31, 2005 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arctic Cat Inc.’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 12, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of Arctic Cat Inc. and subsidiaries internal control over financial reporting.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
June 12, 2006

ARCTIC CAT INC. EXHIBIT INDEX

EXHIBIT NUMBER
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	302 Certification of Chief Executive Officer
31.2	302 Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002