Form 10-Q
period 2006-06-30
ARCTIC CAT INC
filed 2006-08-09
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2006 or

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

At August 7, 2006, 12,559,423 shares of Common Stock and 6,717,000 shares of Class B Common Stock of the Registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	March 31,
	2006	2006
ASSETS
CURRENT ASSETS
Cash and equivalents	$12,789,000	$40,075,000
Short-term investments	2,174,000	29,818,000
Accounts receivable, less allowances	41,225,000	42,295,000
Inventories	168,263,000	92,289,000
Prepaid expenses	5,456,000	5,463,000
Income taxes receivable	256,000	—
Deferred income taxes	9,283,000	8,810,000

Total current assets	239,446,000	218,750,000
PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	176,155,000	170,536,000
Land, buildings and improvements	26,357,000	24,556,000

	202,512,000	195,092,000
Less accumulated depreciation	111,635,000	106,145,000

	90,877,000	88,947,000
OTHER ASSETS
Goodwill and other intangibles	3,485,000	3,539,000

Total other assets	3,485,000	3,539,000

	$333,808,000	$311,236,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$26,300,000	$—
Accounts payable	73,956,000	65,613,000
Accrued expenses	39,009,000	43,775,000
Income taxes payable	—	1,014,000

Total current liabilities	139,265,000	110,402,000
DEFERRED INCOME TAXES	10,914,000	11,469,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 12,666,682 at June 30, 2006; 12,708,365 at March 31, 2006	127,000	127,000
Class B common stock, par value $.01; 7,560,000 shares authorized; issued, and outstanding, 6,717,000 at June 30, 2006; and at March 31, 2006	67,000	67,000
Additional Paid in Capital	397,000	1,010,000
Accumulated other comprehensive income (loss)	328,000	(440,000)
Retained earnings	182,710,000	188,601,000

	183,629,000	189,365,000

	$333,808,000	$311,236,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

	Three Months
	Ended June 30,
	2006	2005

Net sales	$96,418,000	$107,924,000

Cost of goods sold	80,137,000	85,644,000

Gross profit	16,281,000	22,280,000

Selling, general and administrative expenses	22,844,000	21,908,000

Operating Profit (Loss)	(6,563,000)	372,000

Other income
Interest income	243,000	310,000
Interest expense	(212,000)	(23,000)

	31,000	287,000

Earnings (Loss) before income taxes	(6,532,000)	659,000
Income tax expense (benefit)	(2,000,000)	211,000

Net earnings (loss)	$(4,532,000)	$448,000
Net earnings (loss) per share
Basic	$(0.23)	$0.02
Diluted	$(0.23)	$0.02

Weighted average shares outstanding
Basic	19,417,000	20,015,000
Diluted	19,417,000	20,229,000

The accompanying notes are an integral part of these condensed statements.

Arctic Cat Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2006	2005

Cash flows from operating activities
Net earnings (loss)	$(4,532,000)	$448,000
Adjustments to reconcile net earnings (loss)
To net cash provided by operating activities
Depreciation	5,953,000	4,694,000
Deferred income taxes	(843,000)	(273,000)
Stock based compensation expense	274,000	—
Tax benefit from stock option exercises	89,000	—
Other	78,000	—
Changes in operating assets and liabilities:
Trading securities	27,284,000	59,874,000
Accounts receivable	1,473,000	(2,007,000)
Inventories	(75,337,000)	(66,229,000)
Prepaid expenses	25,000	(275,000)
Accounts payable	7,812,000	6,409,000
Accrued expenses	(4,807,000)	(5,007,000)
Income taxes	(1,271,000)	(1,821,000)
Net cash used in operating activities	(43,802,000)	(4,187,000)

Cash flows from investing activities
Purchase of property and equipment	(7,800,000)	(4,651,000)
Sale and maturity of available-for-sale securities	351,000	—
Net cash used in investing activities	(7,449,000)	(4,651,000)

Cash flows from financing activities
Borrowings from Line of Credit	26,300,000	—
Proceeds from issuance of common stock	1,075,000	—
Dividends paid	(1,359,000)	(1,399,000)
Repurchase of common stock	(2,051,000)	(3,934,000)
Net cash provided by (used in) financing activities	23,965,000	(5,333,000)

Net decrease in cash and equivalents	(27,286,000)	(14,171,000)

Cash and equivalents at the beginning of period	40,075,000	20,765,000

Cash and equivalents at the end of period	$12,789,000	$6,594,000

Supplemental disclosure of cash payments for income taxes	$7,000	$2,381,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2006 and the results of operations for the three month periods ended June 30, 2006 and 2005 and cash flows for the three month periods ended June 30, 2006 and 2005.  Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2006 is derived from the audited balance sheet as of that date.

Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses.  Actual results could differ from those estimates.

Certain 2005 amounts have been reclassified to conform with the 2006 financial statement presentation. The reclassification had no effect on previously reported operating results.

NOTE B—STOCK BASED COMPENSATION

At June 30, 2006, the Company had stock based compensation plans, all previously approved by our shareholders. Stock options granted under these plans generally vest ratably over one to three years of service, have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined. At June 30, 2006, the Company had approximately 545,000 shares available for future grant under its stock option plans.

On April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payments (SFAS 123(R)), which requires the fair value of all share-based payment transactions, including stock options, be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. The Company has elected the modified prospective transition method in applying SFAS 123(R). Accordingly, periods prior to adoption have not been restated. Under this transition method, the Company will apply the provisions of SFAS 123(R) to new awards modified, repurchased, or cancelled after April 1, 2006. Additionally, the Company will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of April 1, 2006, as the remaining service is rendered. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by FAS 123. At June 30, 2006, the Company had $2,819,000 of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended June 30, 2006, the Company recorded compensation expense of $274,000,($189,000 net of income taxes) related to the adoption of SFAS 123(R), which has been included in selling, general and administrative expenses. The Company’s total stock-based compensation related expense reduced both basic and diluted earnings per share by $0.01 for the three months ended June 30, 2006.

Prior to adopting SFAS 123(R), the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Additionally, prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flow. For the three months ended June 30,

2006, there were no such excess tax benefits that were required to be classified as financing cash flows. The total income tax benefit from the exercise of stock options was $89,000 for the three months ended June 30, 2006.

The following table illustrates the effect on net earnings and earnings per share had the fair value based method been applied to the comparable period in the prior fiscal year.

Three months ended June 30,
2005
Net earnings, as reported	$448,000

Less total stock-based employee compensation determined under fair value methods for all awards, net of income taxes	(327,000)
Pro forma net earnings
$121,000

Earnings per share

Basic – as reported	$0.02
Basic – pro forma	$0.01
Diluted – as reported	$0.02
Diluted – pro forma	$0.01

Option transactions under the plans during the three months ended June 30, 2006 are summarized as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at March 31, 2006	1,568,349	$19.30
Granted	—	—
Exercised	(70,817)	$15.18
Cancelled	(125,000)	$23.19
Outstanding at June 30, 2006	1,372,532	$19.16

The following information applies to grants that were outstanding at June 30, 2006.

Options Outstanding

Range of exercise prices	Number outstanding at period end	Weighted-average remaining contractual life	Weighted-average exercise price
$6.11	11,814	2.10	$6.11
9.38-13.33	227,906	2.95	11.03
14.50-21.03	650,312	6.01	18.10
21.96-28.00	482,500	8.26	24.75
	1,372,532		$19.16

Options Exercisable

Range of exercise price	Number exercisable at period end	Weighted-average exercise price
$6.11	11,814	$6.11
9.38-13.33	225,906	11.04
14.50-21.03	519,649	17.45
21.96-28.00	140,335	26.16
	897,704	$17.05

NOTE C-NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 782,166 and 274,000 shares of common stock with weighted average exercise prices of $23.27 and $27.60 were outstanding during the three months ended June 30, 2006 and 2005, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following:

	Three Months Ended June 30,
	2006	2005

Number of common shares outstanding	19,417,000	20,015,000

Dilutive effect of option plan	—	214,000

Common and potential common shares outstanding— diluted	19,417,000	20,229,000

NOTE D-SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	June 30,	March 31,
	2006	2006

Trading securities	$161,000	$27,445,000
Available-for-sale debt securities	2,013,000	2,373,000

	$2,174,000	$29,818,000

NOTE E-INVENTORIES

        Inventories consist of the following:

	June 30,	March 31,
	2006	2006

Raw materials and sub-assemblies	$44,554,000	$27,214,000
Finished goods	90,051,000	36,193,000
Parts, garments and accessories	33,658,000	28,882,000

	$168,263,000	$92,289,000

NOTE F-ACCRUED EXPENSES

        Accrued expenses consist of the following:

	June 30,	March 31,
	2006	2006

Marketing	$14,032,000	$14,388,000
Compensation	4,416,000	8,871,000
Warranties	14,321,000	14,203,000
Insurance	4,571,000	4,446,000
Other	1,669,000	1,867,000

	$39,009,000	$43,775,000

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

	2006	2005

Balance at beginning of period	$14,203,000	$12,053,000
Warranty provision	1,741,000	2,158,000
Warranty claim payments	(1,623,000)	(1,245,000)
Balance at end of period	$14,321,000	$12,966,000

NOTE H—SHAREHOLDERS’ EQUITY

Dividend Declaration

On August 2, 2006, the Company announced that it’s Board of Directors had declared a regular quarterly cash dividend of $0.07 per share, payable on or about September 1, 2006 to shareholders of record on August 17, 2006.

Share Repurchase

In May 2005, the Company’s Board of Director’s approved a $20 million repurchase program. During the three months ended June 30, 2006 and 2005, the Company invested $2,051,000 and $3,934,000, respectively, to repurchase and cancel 112,500 and 185,000 shares, respectively, pursuant to the Board of Directors’ authorizations. At June 30, 2006, authorization to repurchase up to $8,487,000, or approximately 435,000 shares, remain outstanding.

Additional Paid-in-Capital

During the three months ended June 30, 2006 additional paid-in-capital increases of $1,437,000 primarily from the exercise of stock options were offset by share repurchases of $2,050,000. During the three months ended June 30, 2005 there were no additional paid-in capital increases.

Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income(loss), net of taxes, during the following periods were as follows:

	Three months ended June 30,
	2006	2005
Total Accumulated Other Comprehensive
Income (Loss)
Balance at beginning of period	$(440,000)	$60,000
Unrealized loss on securities available-for-sale, net of tax	(6,000)	(8,000)
Unrealized loss on derivative instruments, net of tax	(310,000)	(1,869,000)
Foreign currency translation adjustment	1,084,000	—

Balance at end of period	$328,000	$(1,817,000)

Other Comprehensive Income

Other comprehensive income was as follows:

	Three months ended June 30,
	2006	2005
Net earnings (loss)	$(4,532,000)	$448,000
Unrealized loss on securities available-for-sale, net of tax	(6,000)	(8,000)
Unrealized loss on derivative instruments, net of tax	(310,000)	(1,869,000)
Foreign currency translation adjustment	1,084,000	—

Total Other Comprehensive Income (Loss)	$(3,764,000)	$(1,429,000)

Note I—COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At June 30, 2006 the Company’s contingent maximum repurchase obligation was approximately $42,889,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arctic Cat Inc. (the “Company”) designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, as well as related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota.  The Company markets its products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, the Middle East, Asia, and other international markets. The Arctic Cat brand name has existed for more than 40 years and is among the most widely recognized and respected names in the snowmobile industry.  The Company trades on the NASDAQ Global Select Market under the symbol “ACAT”.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

Net sales for the first quarter of fiscal 2007 decreased 10.7% to $96,418,000 from $107,924,000 for the first quarter of fiscal 2006. ATV sales increased 45.1% to $60,151,000 for the first quarter of 2007 from $41,449,000 for the same quarter in fiscal 2006. Snowmobile sales decreased to $20,910,000 for the first quarter of 2007 from $52,010,000 for the same quarter in fiscal 2006. Parts, garments and accessory sales increased 6.2% to $15,357,000 for the first quarter of 2007 from $14,465,000 in the same quarter in fiscal 2006. ATV unit volume increased 27.6% and snowmobile unit volume decreased 53.2% for the first quarter of fiscal 2007 compared to the same quarter last year. Contributing to these results was the planned shift of the Company’s extensive new 2007 model snowmobile production, along with related revenue and earnings, into the Company’s 2007 second and third fiscal quarters. For fiscal 2007, the Company expects snowmobile sales to be up 5-9%, our ATV sales to increase 3-5% and our parts, garments and accessory sales to increase 3-6% resulting in a 3-6% increase in net sales for fiscal 2007.

Gross profit for the first quarter of fiscal 2007 decreased 26.9% as planned to $16,281,000 from $22,280,000 for the same quarter in fiscal 2006.  The quarterly gross profit percentage for the first quarter in fiscal 2007 was 16.9%, compared to 20.6% for the first quarter in fiscal 2006. The quarterly decrease in gross profit percentage was primarily due to a significantly lower amount of snowmobiles in the sales mix, higher sales incentives for ATVs and snowmobiles due to higher flooring costs related to higher interest rates and increased ATV sales incentives due to increased retail sales compared to a year ago.

Operating expenses for the first quarter of fiscal 2007 increased 4.3% to $22,844,000 from $21,908,000 for the first quarter of last year. As a percent of sales, operating expenses were 23.7% for the first quarter of fiscal 2007 versus 20.3% for the same quarter last year. The quarterly increase in operating expenses resulted primarily from increased  selling, general and administrative expenses related to our European subsidiary which was acquired in the second quarter of fiscal 2006.

Interest income for the first quarter of fiscal 2007 decreased to $243,000 from $310,000 for the first quarter of last year, and interest expense was up to $212,000 versus $23,000. Interest income was primarily affected by the lower cash levels at the beginning of our fiscal year compared to last year. Interest expense was also affected by the lower cash balances that resulted in increased borrowings from the Company’s line of credit during the first quarter of fiscal 2007 compared to the same period last year.

The net loss for the first quarter of fiscal 2007 was $4,532,000, or $0.023 per diluted share, including $0.01 per diluted share for the non-cash expensing of stock options as required by SFAS 123(R), which the Company adopted in the first quarter of fiscal 2007. The Company reported net earnings for the first quarter of fiscal 2006 of $448,000, or $0.02 per diluted share, which did not include the non-cash expensing of stock options.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin.  During the three months ended June 30, 2006, the Company paid $2,051,000 to repurchase its common shares compared to $3,934,000 for the same three month period of the prior year. Short-term bank borrowings were $26,300,000 and $0 at June 30, 2006 and 2005, respectively. Cash and short-term investments were $14,963,000 and $14,335,000 at June 30, 2006 and 2005, respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

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

Significant Accounting Policies

See the Company’s most recent Annual Report on Form 10-K for the year ended March 31, 2006 for a discussion of its critical accounting policies. The following represents an additional critical accounting policy as of June 30, 2006.

Stock based Compensation: For purposes of determining estimated fair value of stock-based payment awards on the date of grant under SFAS 123(R), the Company used the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that require subjective judgment. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and the Company employs different assumptions in the application of SFAS 123(R) may differ significantly from what was recorded in the current period. Refer to Note B “Stock-Based Compensation” in this Form 10-Q for additional information regarding stock-based compensation.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risk relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2006. As of June 30, 2006 the Company has notional Japanese yen and Canadian dollar denominated cash flow hedges of approximately $38.5 million (USD) and $92.6 million (USD),respectively, with a weighted average contract exchange rate of 112 and 1.12 respectively. The fair values of the Japanese yen and Canadian dollar hedge contracts at June 30, 2006 represent an unrealized loss of $1,201,000. A ten percent fluctuation in the currency rates as of June 30, 2006 would have resulted in a change in the fair value of the Japanese yen and Canadian dollar hedge contracts of approximately $3,800,000 and $9,300,000, respectively. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

Information regarding inflation,  foreign currency exchange rates and interest rates, is discussed within “Management’s Discussion and Analysis — Inflation, Exchange Rate and interest rate” and footnote A to the Financial Statements in the 2006 Annual Report on Form 10-K. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and is not deemed to be significant.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “1934 Act”)as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2006 – April 30, 2006	0	$—	0	487,177
May 1, 2006 – May 31, 2006	12,500	$20.54	12,500	560,572
June 1, 2006 – June 30, 2006	100,000	$17.94	100,000	435,000

The Company purchases Company common stock to offset the dilution created by employee stock option programs and because the Board of Directors believes investment in the Company’s common stock is an excellent use of its excess cash.

The Company has a publicly announced stock purchase program which has been approved by the Board of Directors. On May 12, 2005, the Company announced that its Board of Directors had approved a $20 million repurchase program. Pricing under these programs has been delegated to management. There is no expiration date for these programs.

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

ARCTIC CAT INC.

Date:	August 9, 2006	By	/s/ Christopher A Twomey
Christopher A. Twomey
Chief Executive Officer

Date:	August 9, 2006	By	/s/ Timothy C Delmore
Timothy C. Delmore
Chief Financial Officer