Form 10-Q
period 2006-09-30
ARCTIC CAT INC
filed 2006-11-09
CIK 719866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarter ended September 30, 2006

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

At November 7, 2006, 12,459,423 shares of Common Stock and 6,717,000 shares of Class B Common Stock of the Registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Arctic Cat Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	March 31,
	2006	2006
ASSETS
CURRENT ASSETS
Cash and equivalents	$2,975,000	$40,075,000
Short-term investments	5,473,000	29,818,000
Accounts receivable, less allowances	95,698,000	42,295,000
Inventories	154,206,000	92,289,000
Prepaid expenses	2,832,000	5,463,000
Deferred income taxes	11,942,000	8,810,000
Total current assets	273,126,000	218,750,000
PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	180,932,000	170,536,000
Land, buildings and improvements	28,173,000	24,556,000
	209,105,000	195,092,000
Less accumulated depreciation	119,251,000	106,145,000
	89,854,000	88,947,000
OTHER ASSETS
Goodwill and other intangibles	3,431,000	3,539,000
Total other assets	3,431,000	3,539,000
	$366,411,000	$311,236,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$94,159,000	$65,613,000
Accrued expenses	48,592,000	43,775,000
Income taxes payable	11,945,000	1,014,000

Total current liabilities	154,696,000	110,402,000

DEFERRED INCOME TAXES	10,544,000	11,469,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 12,566,682 at September 30, 2006; 12,708,365 at March 31, 2006	126,000	127,000
Class B common stock, par value $.01; 7,560,000 shares authorized; issued, and outstanding, 6,717,000 at September 30, 2006; and at March 31, 2006.	67,000	67,000
Additional Paid in Capital	—	1,010,000
Accumulated other comprehensive income (loss)	265,000	(440,000)
Retained earnings	200,713,000	188,601,000
	201,171,000	189,365,000
	$366,411,000	$311,236,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net sales	$285,325,000	$276,270,000	$381,743,000	$384,194,000
Cost of goods sold	225,716,000	221,188,000	305,853,000	306,832,000
Gross profit	59,609,000	55,082,000	75,890,000	77,362,000
Selling, general and administrative expenses	29,773,000	26,850,000	52,617,000	48,758,000
Operating Profit	29,836,000	28,232,000	23,273,000	28,604,000
Other income (expense)
Interest income	84,000	111,000	327,000	421,000
Interest expense	(814,000)	(82,000)	(1,026,000)	(105,000)
	(730,000)	29,000	(699,000)	316,000
Earnings before income taxes	29,106,000	28,261,000	22,574,000	28,920,000
Income tax expense	9,130,000	9,044,000	7,130,000	9,255,000
Net earnings	$19,976,000	$19,217,000	$15,444,000	$19,665,000
Net earnings per share
Basic	$1.04	$0.97	$0.80	$0.99
Diluted	$1.03	$0.96	$0.79	$0.98

Weighted average shares outstanding
Basic	19,298,000	19,772,000	19,357,000	19,894,000
Diluted	19,378,000	19,930,000	19,462,000	20,080,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net earnings	$15,444,000	$19,665,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation	14,416,000	12,716,000
Loss on the disposal of fixed assets	376,000	-
Deferred income taxes	(3,925,000)	(3,559,000)
Stock based compensation expense	954,000	-
Other	(39,000)	(13,000)
Changes in operating assets and liabilities:
Trading securities	23,582,000	37,254,000
Accounts receivable	(53,013,000)	(14,553,000)
Inventories	(61,306,000)	(45,877,000)
Prepaid expenses	2,648,000	1,414,000
Accounts payable	28,167,000	15,833,000
Accrued expenses	4,776,000	7,842,000
Income taxes	10,931,000	10,413,000
Net cash provided by (used in) operating activities	(16,989,000)	41,135,000
Cash flows from investing activities
Purchase of property and equipment	(15,565,000)	(11,645,000)
Net assets acquired, net of cash acquired	—	(3,464,000)
Sale and maturity of available-for-sale securities	752,000	—
Net cash used in investing activities	(14,813,000)	(15,109,000)

Cash flows from financing activities
Proceeds from issuance of common stock	1,075,000	24,000
Tax benefit from stock option exercises	89,000	3,000
Dividends paid	(2,708,000)	(2,783,000)
Repurchase of common stock	(3,754,000)	(12,099,000)
Net cash used in financing activities	(5,298,000)	(14,855,000)
Net increase (decrease) in cash and equivalents	(37,100,000)	11,171,000
Cash and equivalents at the beginning of period	40,075,000	20,765,000
Cash and equivalents at the end of period	$2,975,000	$31,936,000
Supplemental disclosure of cash payments for income taxes	$39,000	$2,415,000

The accompanying notes are an integral part of these condensed consolidated statements.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the three and six month periods ended September 30, 2006 and 2005 and cash flows for the six month periods ended September 30, 2006 and 2005.  Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2006 is derived from the audited balance sheet as of that date.

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

NOTE B–STOCK BASED COMPENSATION

At September 30, 2006, the Company had stock based compensation plans, all previously approved by the shareholders. Stock options granted under these plans generally vest ratably over one to three years of service, have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined. At September 30, 2006, the Company had approximately 252,000 shares available for future grant under its stock option plans.

On April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payments (SFAS 123(R)), which requires the fair value of all share-based payment transactions, including stock options, be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. The Company has elected the modified prospective transition method in applying SFAS 123(R). Accordingly, periods prior to adoption have not been restated. Under this transition method, the Company will apply the provisions of SFAS 123(R) to new awards modified, repurchased, or cancelled after April 1, 2006. Additionally, the Company will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of April 1, 2006, as the remaining service is rendered. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by FAS 123. At September 30, 2006, the Company had $3,643,000 of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of approximately two years.

For the three and six months ended September 30, 2006, the Company recorded compensation expense of $680,000 and $954,000,($469,000 and $658,000 net of income taxes) related to the adoption of SFAS 123(R), which has been included in selling, general and administrative expenses. The Company’s total stock-based compensation related expense reduced both basic and diluted earnings per share by $0.02 and $0.03 for the three and six months ended September 30, 2006.

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

Additionally, prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flow. For the six months ended September 30, 2006, the total income tax benefit from the exercise of stock options classified as financing cash flows was $89,000.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2006:

Assumptions:
Dividend yield	1.3%
Average term	5 years
Volatility	30%
Risk-free rate of return	5%

The following table illustrates the effect on net earnings and earnings per share had the fair value based method been applied to the comparable period in the prior fiscal year.

	Three months ended September 30,	Six months ended September 30,
	2005	2005
Net earnings, as reported	$19,217,000	$19,665,000

Less total stock-based employee compensation determined under fair value methods for all awards, net of income taxes	(567,000)	(894,000)

Pro forma net earnings	$18,650,000	$18,771,000

Earnings per share

Basic - as reported	$0.97	$0.99
Basic - pro forma	$0.94	$0.94
Diluted - as reported	$0.96	$0.98
Diluted - pro forma	$0.94	$0.93

Option transactions under the plans during the six months ended September 30, 2006 are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic value
Outstanding at March 31, 2006	1,568,349	$19.30
Granted	306,000	17.81
Exercised	(70,817)	15.18
Cancelled	(137,500)	22.70
Outstanding at September 30, 2006	1,666,032	$18.92	6.74	$1,762,000
Exercisable at September 30, 2006	1,091,037	$17.71	6.33	$1,762,000

The aggregate intrinsic value is based on the Company’s September 30, 2006 common share market value for in-the-money options.

The following information applies to options outstanding at September 30, 2006.

Options Outstanding
Range of exercise prices	Number outstanding at period end	Weighted- average remaining contractual life	Weighted- average exercise price
$6.11	11,814	1.85	$6.11
9.38-13.33	225,906	2.69	11.04
15.33-21.03	945,812	7.13	18.00
21.96-28.00	482,500	8.01	24.75
	1,666,032	6.74	$18.92

Options Exercisable
Range of exercise price	Number exercisable at period end	Weighted- average exercise price
$6.11	11,814	$6.11
9.38-13.33	225,906	11.04
15.33-21.03	639,812	17.91
21.96-28.00	213,505	24.79
	1,091,037	$17.71

NOTE C-NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 1,095,980 and 867,500 shares of common stock with weighted average exercise prices of $21.74 and $23.41 were outstanding during the three months ended September 30, 2006 and 2005, and options to purchase 939,073 and 570,750 shares of common stock with weighted average exercise prices of $22.38 and $24.42 were outstanding during the six months ended September 30, 2006 and 2005, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Number of common shares outstanding	19,298,000	19,772,000	19,357,000	19,894,000
Dilutive effect of option plan	80,000	158,000	105,000	186,000
Common and potential common shares outstanding - diluted	19,378,000	19,930,000	19,462,000	20,080,000

NOTE D-SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	September 30,	March 31,
	2006	2006
Trading securities	$3,863,000	$27,445,000
Available-for-sale debt securities	1,610,000	2,373,000
	$5,473,000	$29,818,000

NOTE E-INVENTORIES

Inventories consist of the following:

	September 30,	March 31,
	2006	2006
Raw materials and sub-assemblies	$51,500,000	$27,214,000
Finished goods	68,944,000	36,193,000
Parts, garments and accessories	33,762,000	28,882,000
	$154,206,000	$92,289,000

NOTE F-ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	March 31,
	2006	2006

Marketing	$16,348,000	$14,388,000
Compensation	7,045,000	8,871,000
Warranties	18,595,000	14,203,000
Insurance	4,753,000	4,446,000
Other	1,851,000	1,867,000

	$48,592,000	$43,775,000

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

	2006	2005

Balance at beginning of period	$14,203,000	$12,053,000
Warranty provision	8,041,000	7,756,000
Warranty claim payments	(3,649,000)	(3,097,000)
Balance at end of period	$18,595,000	$16,712,000

NOTE H—SHAREHOLDERS’ EQUITY

Dividend Declaration

On October 24, 2006, the Company announced that it’s Board of Directors declared a regular quarterly cash dividend of $0.07 per share, payable on or about December 1, 2006 to shareholders of record on November 10, 2006.

Share Repurchase

In May 2005, the Company’s Board of Director’s approved a $20 million repurchase program. During the six months ended September 30, 2006 and 2005, the Company invested $3,754,000 and $12,099,000, respectively, to repurchase and cancel 212,500 and 586,500 shares, respectively, pursuant to the Board of Directors’ authorizations. At September 30, 2006, authorization to repurchase up to $6,783,000, or approximately 409,000 shares, remains outstanding. In October 2006 the Board of Directors approved an additional $20,000,000 share repurchase.

Additional Paid-in-Capital

During the six months ended September 30, 2006 and 2005 additional paid-in-capital increases of $2,117,000 and $24,000 from the exercise of stock options and the expensing of stock based compensation under the SFAS 123(R) were offset by share repurchases of $3,127,000 and $24,000. During the six months ended September 30, 2006 additional paid-in capital increases of $954,000 were recorded under SFAS 123(R).

Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income(loss), net of taxes, during the following periods were as follows:

	Six months ended September 30,
	2006	2005
Total Accumulated Other Comprehensive
Income (Loss)
Balance at beginning of period	$(440,000)	$60,000
Unrealized loss on securities available-for-sale, net of tax	(7,000)	(23,000)
Unrealized loss on derivative instruments, net of tax	(216,000)	(3,481,000)
Foreign currency translation adjustment	928,000	(13,000)

Balance at end of period	$265,000	$(3,457,000)

Other Comprehensive Income

Other comprehensive income was as follows:

	Six months ended September 30,
	2006	2005
Net earnings	$15,444,000	$19,665,000
Unrealized loss on securities available-for-sale, net of tax	(7,000)	(23,000)
Unrealized loss on derivative instruments, net of tax	(216,000)	(3,481,000)
Foreign currency translation adjustment	928,000	(13,000)

Total Other Comprehensive Income	$16,149,000	$16,148,000

Note I–COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At September 30, 2006 the Company’s contingent maximum repurchase obligation was approximately $43,827,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard.

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

Results of Operations

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005.

Net sales for the second quarter of fiscal 2007 increased 3.3% to $285,325,000 from $276,270,000 for the second quarter of fiscal 2006. Snowmobile sales increased 9.0% to $121,532,000 for the second quarter of 2007 from $111,444,000 for the same quarter in fiscal 2006. ATV sales decreased 1.5% to $133,823,000 for the second quarter of 2007 from $135,820,000 for the same quarter in fiscal 2006. Parts, garments and accessory sales increased 3.3% to $29,970,000 for the second quarter of 2007 from $29,006,000 in the same quarter in fiscal 2006. Snowmobile unit volume decreased 5.3% and ATV unit volume decreased 8.6% for the second quarter of fiscal 2007 compared to the same quarter last year. Net sales for the first six months of fiscal 2007 decreased 0.6% to $381,743,000 from $384,194,000 for the first six months of fiscal 2006. Year-to-date snowmobile sales decreased 12.9% to $142,442,000 from $163,454,000 compared to the first six months of fiscal 2006, ATV sales increased 9.4% to $193,974,000 from $177,269,000 compared to the first six months of fiscal 2006,and parts, garments and accessory sales increased 4.3% to $45,327,000 from $43,471,000 compared to the first six months of fiscal 2006. Year-to-date snowmobile unit volume decreased 22.2% compared to the same period last year due to the timing of shipments, while ATV unit volume decreased by 0.2%. For fiscal 2007, the Company expects snowmobile sales to increase 5%-9%, ATV sales to increase 3%-5%, and parts, garments, and accessories sales to increase 3%-6% resulting in a modest increase in net sales for fiscal 2007.

Gross profit for the second quarter of fiscal 2007 increased 8.2% to $59,609,000 from $55,082,000 for the same quarter in fiscal 2006.  The quarterly gross profit percentage for the second quarter in fiscal 2007 was 20.9%, compared to 19.9% for the second quarter in fiscal 2006. The year-to-date gross profit percentage was 19.9% compared to 20.1% for the same period last year. The quarterly increase in gross profit percentage was primarily due a higher percentage of snowmobiles in the sales mix and improved parts, garments and accessory margins. The year-to-date gross profit percentage was essentially flat despite a lower percentage of snowmobiles in the sales mix.

Operating expenses for the second quarter of fiscal 2007 increased 10.9% to $29,773,000 from $26,850,000 for the second quarter of last year. As a percent of sales, operating expenses were 10.4% for the second quarter of fiscal 2007 versus 9.7% for the same quarter last year. Year-to-date operating expense for the period ended September 30, 2006 increased 7.9% to $52,617,000 from $48,758,000 for the same period last year. As a percent of sales, operating expenses were 13.8% for the first six months of fiscal 2007 compared to 12.7% for the first six months of fiscal 2006. Both the quarterly and year-to-date increases in operating expenses resulted primarily from increased selling, general and administrative expenses related to our European subsidiary and SFAS 123(R) stock based compensation expense, which the Company adopted this fiscal year.

Interest income for the second quarter of fiscal 2007 decreased to $84,000 from $111,000 for the second quarter of last year, and interest expense was up to $814,000 versus $82,000. Year-to-date interest income decreased to $327,000 from $421,000, and year-to-date interest expense increased to $1,026,000 from $105,000. Interest income was primarily affected by the lower cash levels at the beginning of our fiscal year compared to last year. Interest expense was also affected by the lower cash balances that resulted in increased borrowings from the Company’s line of credit during the first and second quarters of fiscal 2007 compared to the same period last year.

Net earnings for the second quarter of fiscal 2007 were $19,976,000, or $1.03 per diluted share, including $0.02 per diluted share for the non-cash expensing of stock options as required by SFAS 123(R), which the Company adopted in the first quarter of fiscal 2007. The Company reported net earnings for the second quarter of fiscal 2006 of $19,217,000, or $0.96 per diluted share, which did not include the non-cash expensing of stock options. Net earning for the first six months of fiscal 2007 were $15,444,000 or $0.79 per diluted share including $0.03 per diluted share for the non-cash expensing of stock options, compared to $19,665,000 or $0.98 per diluted share for the same periods last year, which again did not include the non-cash expensing of stock options.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin.  During the six months ended September 30, 2006, the Company paid $3,754,000 to repurchase its common shares compared to $12,099,000 for the same six month period of the prior year. Cash and short-term investments were $8,448,000 and $62,274,000 at September 30, 2006 and 2005, respectively. The decrease in cash and short-term investments primarily resulted from decreased beginning of the year cash balances and later planned production and shipment of snowmobiles this fiscal year.  The Company’s investment objectives are first, safety of principal and second, rate of return.

The Company believes that the cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program, and capital expenditure requirements on a short and long-term basis.

Line of Credit

The Company has an unsecured credit agreement with a bank for the issuance of up to $60,000,000 of documentary and stand-by letters of credit and for working capital (this portion was increased to $70,000,000 for the period of September 15, 2006 through October 31, 2006) and in addition has a $15,000,000 seasonal credit agreement for the Company’s peak production period.

Significant Accounting Policies

See the Company’s most recent Annual Report on Form 10-K for the year ended March 31, 2006 for a discussion of its critical accounting policies. The following represents an additional critical accounting policy as of September 30, 2006.

Stock based Compensation: For purposes of determining estimated fair value of stock-based payment awards on the date of grant under SFAS 123(R), the Company used the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that require subjective judgment. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and the Company employs different assumptions in the application of SFAS 123(R) the amount of compensation expense associated with SFAS 123(R) may differ significantly from what was recorded in the current period. Refer to Note B “Stock-Based Compensation” in this Form 10-Q for additional information regarding stock-based compensation.

Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements.  This form 10-Q contains forward-looking statements that reflect the Company’s current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” and other expressions that indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix and volume; competitive pressure on sales and pricing; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines from Suzuki; warranty expenses; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of reserves  or insured amounts; environmental and product safety regulatory activity; effects of the weather; overall economic conditions and consumer demand and confidence. The Company does not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risk relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2006. As of September 30, 2006 the Company has notional Japanese yen and Canadian dollar denominated cash flow hedges of approximately $27.2 million (USD) and $66.9 million (USD), respectively, with a weighted average contract exchange rate of 113 and 1.12 respectively. The fair values of the Japanese yen and Canadian dollar hedge contracts at September 30, 2006 represent an unrealized loss of $1,053,000. A ten percent fluctuation in the currency rates as of September 30, 2006 would have resulted in a change in the fair value of the Japanese yen and Canadian dollar hedge contracts of approximately $2,700,000 and $6,700,000, respectively. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	100,000	$17.04	100,000	383,885
August 1, 2006 – August 31, 2006	0	$—	0	407,893
September 1, 2006 – September 30, 2006	0	$—	0	408,630

The Company purchases Company common stock to offset the dilution created by employee stock option programs and because the Board of Directors believes investment in the Company’s common stock is an excellent use of its excess cash.

The Company has a publicly announced stock purchase program which has been approved by the Board of Directors. On May 12, 2005, the Company announced that its Board of Directors had approved a $20 million repurchase program. On October 30, 2006 the Company announced that its Board of Directors had approved an additional $20 million repurchase program. Pricing under these programs has been delegated to management. There is no expiration date for these programs.

The Company has executed the Company stock purchases in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. There have been no other purchases of the Company’s common stock.

Item 4.  Submission of Matters to a Vote of Security Holders

a)                                      The Company held its Annual Meeting of Shareholders on August 2, 2006.

c)                                      The shareholders voted for the election of two nominees to serve for a three-   year term ending in 2009.  The vote was as follows:

Name of Candidate	For	Withheld

William G. Ness	7,821,580	4,076,670
Gregg A. Ostrander	7,380,246	4,518,004

There were no abstentions and no broker non-votes.

Item 6.  Exhibits

Exhibit
Number	Description
3 (a)	Amended and Restated Articles of Incorporation of Company	(3)

3 (b)	Restated By-Laws of the Company	(1)

4 (a)	Form of Specimen Common Stock Certificate	(1)

4 (b)	Rights Agreement by and between the Company and Wells	(4)
	Fargo Bank Minnesota, N.A., dated September 17, 2001

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	(2)

31.2	CFO Certification pursuant section 302 of the Sarbanes-Oxley Act Of 2002.	(2)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	(2)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	(2)

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

ARCTIC CAT INC.

Date:	November 9, 2006	By	/s/ Christopher A Twomey
Christopher A. Twomey
Chief Executive Officer

Date:	November 9, 2006	By	/s/ Timothy C Delmore
Timothy C. Delmore
Chief Financial Officer