Form 10-Q
period 2006-12-31
ARCTIC CAT INC
filed 2007-02-09
CIK 719866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarter ended December 31, 2006 or

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

Yes  ☐    No  ☒

At February 7, 2007, 12,259,423 shares of Common Stock and 6,102,000 shares of Class B Common Stock of the Registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	March 31,
	2006	2006
ASSETS
CURRENT ASSETS
Cash and equivalents	$30,118,000	$40,075,000
Short-term investments	21,513,000	29,818,000
Accounts receivable, less allowances	46,786,000	42,295,000
Inventories	131,349,000	92,289,000
Prepaid expenses	2,117,000	5,463,000
Deferred income taxes	12,291,000	8,810,000
Total current assets	244,174,000	218,750,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	185,761,000	170,536,000
Land, buildings and improvements	28,577,000	24,556,000
	214,338,000	195,092,000
Less accumulated depreciation	127,410,000	106,145,000
	86,928,000	88,947,000
OTHER ASSETS
Goodwill and other intangibles	3,378,000	3,539,000
Total other assets	3,378,000	3,539,000
	$334,480,000	$311,236,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$58,328,000	$65,613,000
Accrued expenses	56,420,000	43,775,000
Income taxes payable	13,385,000	1,014,000
Total current liabilities	128,133,000	110,402,000

DEFERRED INCOME TAXES	11,882,000	11,469,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 12,259,423 at December 31, 2006; 12,708,365 at March 31, 2006	123,000	127,000
Class B common stock, par value $.01; 7,560,000 shares authorized; issued, and outstanding, 6,102,000 at December 31, 2006; 6,717,000 at March 31, 2006.	61,000	67,000
Additional paid in capital	—	1,010,000
Accumulated other comprehensive income (loss)	2,191,000	(440,000)
Retained earnings	192,090,000	188,601,000
	194,465,000	189,365,000
	$334,480,000	$311,236,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
Net sales	$228,114,000	$195,301,000	$609,857,000	$579,495,000
Cost of goods sold	188,335,000	159,229,000	494,188,000	466,061,000
Gross profit	39,779,000	36,072,000	115,669,000	113,434,000
Selling, general and administrative expenses	28,917,000	29,754,000	81,534,000	78,512,000
Operating Profit	10,862,000	6,318,000	34,135,000	34,922,000
Other income (expense)
Interest income	289,000	553,000	616,000	974,000
Interest expense	—	—	(1,026,000)	(105,000)
	289,000	553,000	(410,000)	869,000
Earnings before income taxes	11,151,000	6,871,000	33,725,000	35,791,000
Income tax expense	2,970,000	2,198,000	10,100,000	11,453,000
Net earnings	$8,181,000	$4,673,000	$23,625,000	$24,338,000
Net earnings per share
Basic	$0.43	$0.24	$1.23	$1.23
Diluted	$0.43	$0.24	$1.22	$1.22
Weighted average shares outstanding
Basic	19,042,000	19,378,000	19,252,000	19,722,000
Diluted	19,124,000	19,520,000	19,349,000	19,893,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2006	2005
Cash flows from operating activities
Net earnings	$23,625,000	$24,338,000
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	22,609,000	17,680,000
Loss on the disposal of fixed assets	414,000	—
Deferred income taxes	(3,641,000)	(2,992,000)
Stock based compensation expense	1,508,000	—
Changes in operating assets and liabilities:
Trading securities	6,838,000	46,653,000
Accounts receivable, net	(2,936,000)	3,275,000
Inventories	(37,991,000)	(28,711,000)
Prepaid expenses	3,369,000	2,413,000
Accounts payable	(6,648,000)	(11,507,000)
Accrued expenses	12,572,000	9,518,000
Income taxes	12,371,000	7,209,000
Net cash provided by operating activities	32,090,000	67,876,000

Cash flows from investing activities
Purchase of property and equipment	(20,781,000)	(23,314,000)
Net assets acquired, net of cash acquired	—	(3,464,000)
Sale and maturity of available-for-sale securities	1,451,000	502,000
Net cash used in investing activities	(19,330,000)	(26,276,000)

Cash flows from financing activities
Proceeds from short-term borrowings	120,776,000	47,625,000
Payments on short-term borrowings	(120,776,000)	(47,625,000)
Proceeds from issuance of common stock	1,075,000	36,000
Tax benefit from stock option exercises	89,000	3,000
Dividends paid	(4,055,000)	(4,139,000)
Repurchase of common stock	(19,774,000)	(14,931,000)
Net cash used in financing activities	(22,665,000)	(19,031,000)

Effect of exchange rate changes on cash and cash equivalents	(52,000)	(34,000)
Net increase (decrease) in cash and equivalents	(9,957,000)	22,535,000

Cash and equivalents at the beginning of period	40,075,000	20,765,000
Cash and equivalents at the end of period	$30,118,000	$43,300,000

Supplemental disclosure of cash payments for income taxes	$1,286,000	$7,395,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2006 and the results of operations for the three and nine month periods ended December 31, 2006 and 2005 and cash flows for the nine month periods ended December 31, 2006 and 2005.  Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2006 is derived from the audited balance sheet as of that date.

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

NOTE B—STOCK BASED COMPENSATION

At December 31, 2006, the Company had stock based compensation plans, all previously approved by the shareholders. Stock options granted under these plans generally vest ratably over one to three years of service, have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined. At December 31, 2006, the Company had approximately 252,000 shares available for future grant under its stock option plans.

On April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payments (SFAS 123(R)), which requires the fair value of all share-based payment transactions, including stock options, be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. The Company has elected the modified prospective transition method in applying SFAS 123(R). Accordingly, periods prior to adoption have not been restated. Under this transition method, the Company applies the provisions of SFAS 123(R) to new awards modified, repurchased, or cancelled after April 1, 2006. Additionally, the Company recognizes compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of April 1, 2006, as the remaining service is rendered. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS 123(R). At December 31, 2006, the Company had $3,092,000 of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of approximately two years.

For the three and nine months ended December 31, 2006, the Company recorded compensation expense of $554,000 and $1,508,000 related to the adoption of SFAS 123(R), which has been included in selling, general and administrative expenses. The Company’s total stock-based compensation related expense reduced both basic and diluted earnings per share by $0.02 and $0.05 for the three and nine months ended December 31, 2006.

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

Additionally, prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flow. For the nine months ended December 31, 2006, the total income tax benefit from the exercise of stock options classified as financing cash flows was $89,000.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options granted during the nine months ended December 31, 2006:

Assumptions:
Dividend yield	1.3%
Average term	5 years
Volatility	30%
Risk-free rate of return	5%

The following table illustrates the effect on net earnings and earnings per share had the fair value based method been applied to the comparable period in the prior fiscal year.

	Three months ended December 31,	Nine months ended December 31,
	2005	2005
Net earnings, as reported	$4,673,000	$24,338,000

Less total stock-based employee compensation determined under fair value methods for all awards, net of income taxes	(360,000)	(1,262,000)

Pro forma net earnings	$4,313,000	$23,076,000

Earnings per share

Basic - as reported	$0.24	$1.23
Basic – pro forma	$0.22	$1.17
Diluted – as reported	$0.24	$1.22
Diluted – pro forma	$0.22	$1.16

Option transactions under the plans during the nine months ended December 31, 2006 are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic value
Outstanding at March 31, 2006	1,568,349	$19.30
Granted	306,000	17.81
Exercised	(70,817)	15.18
Cancelled	(137,500)	22.70
Outstanding at December 31, 2006	1,666,032	$18.92	6.17	$2,327,000
Exercisable at December 31, 2006	1,153,371	$18.24	5.90	$2,327,000

The aggregate intrinsic value is based on the Company’s December 31, 2006 common share market value for in-the-money options.

The following information applies to options outstanding at December 31, 2006.

Options Outstanding

Range of exercise prices	Number outstanding at period end	Weighted- average remaining contractual life	Weighted- average exercise price
$ 6.11	11,814	1.60	$6.11
9.38-13.33	225,906	2.44	11.04
15.33-21.03	945,812	6.88	18.00
21.96-28.00	482,500	6.64	24.75
	1,666,032	6.17	$18.92

Options Exercisable

Range of exercise price	Number exercisable at period end	Weighted- average exercise price
$ 6.11	11,814	$6.11
9.38-13.33	225,906	11.04
15.33-21.03	640,479	17.91
21.96-28.00	275,172	25.44
	1,153,371	$18.24

NOTE C-NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 1,095,980 and 870,500 shares of common stock with weighted average exercise prices of $21.74 and $23.40 were outstanding during the three months ended December 31, 2006 and 2005, and options to purchase 991,375 and 670,667 shares of common stock with weighted average exercise prices of $22.14 and $23.98 were outstanding during the nine months ended December 31, 2006 and  2005, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Number of common shares outstanding	19,042,000	19,378,000	19,252,000	19,722,000

Dilutive effect of option plan	82,000	142,000	97,000	171,000

Common and potential common shares outstanding - diluted	19,124,000	19,520,000	19,349,000	19,893,000

NOTE D-SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	December 31,	March 31,
	2006	2006

Trading securities	$20,607,000	$27,445,000
Available-for-sale debt securities	906,000	2,373,000

	$21,513,000	$29,818,000

NOTE E-INVENTORIES

Inventories consist of the following:

	December 31,	March 31,
	2006	2006

Raw materials and sub-assemblies	$36,973,000	$27,214,000
Finished goods	61,788,000	36,193,000
Parts, garments and accessories	32,588,000	28,882,000

	$131,349,000	$92,289,000

NOTE F-ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	March 31,
	2006	2006

Marketing	$21,553,000	$14,388,000
Compensation	8,615,000	8,871,000
Warranties	20,249,000	14,203,000
Insurance	4,420,000	4,446,000
Other	1,583,000	1,867,000
	$56,420,000	$43,775,000

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

	2006	2005

Balance at beginning of period	$14,203,000	$12,053,000
Warranty provision	14,186,000	12,048,000
Warranty claim payments	(8,140,000)	(6,054,000)
Balance at end of period	$20,249,000	$18,047,000

NOTE H–SHAREHOLDERS’ EQUITY

Dividend Declaration

On January 23, 2007, the Company announced that it’s Board of Directors declared a regular quarterly cash dividend of $0.07 per share, payable on or about March 1, 2007 to shareholders of record on February 14, 2007.

Share Repurchase

In May 2005, the Company’s Board of Director’s approved a $20,000,000 repurchase program and in October 2006 the Board of Directors approved an additional $20,000,000 for the share repurchase program. During the nine months ended December 31, 2006 and 2005, the Company invested $19,774,000 and $14,931,000, respectively, to repurchase and cancel 1,127,500 and 726,500 shares, respectively, pursuant to the Board of Directors’ authorizations. Included in the share repurchases for December 31, 2006, the Company repurchased 615,000 shares of class B common stock from Suzuki Motor Corporation. As a result of the buyback, Suzuki owns 33 percent or 6.1 million shares of Arctic Cat’s common stock. At December 31, 2006, authorization to repurchase up to $10,763,000, or approximately 612,000 shares, remains outstanding.

Additional Paid-in-Capital

During the nine months ended December 31, 2006 and 2005 additional paid-in-capital increases of $2,672,000 and $39,000 from the exercise of stock options and the expensing of stock based compensation under the SFAS 123(R) were offset by share repurchases of $3,682,000 and $27,000. During the nine months ended December 31, 2006 additional paid-in capital increases of $1,508,000 were recorded under SFAS 123(R).

Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income(loss), net of taxes, during the following periods were as follows:

	Nine months ended December 31,
	2006	2005
Total Accumulated Other Comprehensive
Income (Loss)
Balance at beginning of period	$(440,000)	$60,000
Unrealized loss on securities available-for-sale, net of tax	(10,000)	(36,000)
Unrealized gain (loss) on derivative instruments, net of tax	988,000	(1,773,000)
Foreign currency translation adjustment	1,653,000	(34,000)

Balance at end of period	$2,191,000	$(1,783,000)

Other Comprehensive Income

	Nine months ended December 31,
	2006	2005
Other comprehensive income was as follows:
Net earnings	$23,625,000	$24,338,000
Unrealized loss on securities available-for-sale, net of tax	(10,000)	(36,000)
Unrealized gain (loss) on derivative instruments, net of tax	988,000	(1,773,000)
Foreign currency translation adjustment	1,653,000	(34,000)

Total Other Comprehensive Income	$26,256,000	$22,495,000

Note I–COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At December 31, 2006 the Company’s contingent maximum repurchase obligation was approximately $45,353,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company for the year beginning April 1, 2007. The Company is currently evaluating the impact of this standard.

Item 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2005.

Net sales for the third quarter of fiscal 2007 increased 16.8% to $228,114,000 from $195,301,000 for the third quarter of fiscal 2006. Snowmobile sales increased 42.7% to $106,352,000 for the third quarter of 2007 from $74,519,000 for the same quarter in fiscal 2006. ATV sales increased 1.1% to $91,823,000 for the third quarter of 2007 from $90,806,000 for the same quarter in fiscal 2006. Parts, garments and accessory sales decreased to $29,939,000 for the third quarter of 2007 from $29,976,000 in the same quarter in fiscal 2006. Snowmobile unit volume increased 40.7% and ATV unit volume decreased 9.5% for the third quarter of fiscal 2007 compared to the same quarter last year. Net sales for the first nine months of fiscal 2007 increased 5.2% to $609,857,000 from $579,495,000 for the first nine months of fiscal 2006. Year-to-date snowmobile sales increased 4.5% to $248,794,000 from $237,973,000 compared to the first nine months of fiscal 2006, ATV sales increased 6.6% to $285,798,000 from $268,075,000 compared to the first nine months of fiscal 2006,and parts, garments and accessory sales increased 2.5% to $75,265,000 from $73,447,000 compared to the first nine months of fiscal 2006. Year-to-date snowmobile unit volume decreased 4.4% and ATV unit volume decreased by 3.3% compared to the same period last year. For fiscal 2007, the Company expects snowmobile sales to increase 1%-3%, ATV sales to increase 7%-10%, and parts, garments, and accessories sales to increase 1%-2% resulting in a modest increase in net sales for fiscal 2007.

Gross profit for the third quarter of fiscal 2007 increased 10.3% to $39,779,000 from $36,072,000 for the same quarter in fiscal 2006.  The quarterly gross profit percentage for the third quarter in fiscal 2007 was 17.4%, compared to 18.5% for the third quarter in fiscal 2006. The year-to-date gross profit percentage was 19.0% compared to 19.6% for the same period last year. The quarterly decrease in gross profit percentage was primarily due to increased sales incentives for snowmobiles and lower snow related parts, garments and accessories sales which yield higher margins. The year-to-date gross profit percentage decreased primarily due to increased snowmobile sales incentives.

Operating expenses for the third quarter of fiscal 2007 decreased 2.8% to $28,917,000 from $29,754,000 for the third quarter of last year. As a percent of sales, operating expenses were 12.7% for the third quarter of fiscal 2007 versus 15.2% for the same quarter last year. Year-to-date operating expense for the period ended December 31, 2006 increased 3.8% to $81,534,000 from $78,512,000 for the same period last year. As a percent of sales, operating expenses were 13.4% for the first nine months of fiscal 2007 compared to 13.5% for the first nine months of fiscal 2006. The quarterly decrease in operating expenses resulted primarily from Canadian currency exchange gains versus losses in the same period last year offset by increased selling, general and administrative costs related to our European subsidiary and SFAS 123(R) stock based compensation expense, which the Company adopted this fiscal year. The year-to-date increases in operating expenses resulted primarily from increased selling, general and administrative expenses related to our European subsidiary and SFAS 123(R) stock based compensation expense offset by favorable Canadian currency exchange gains.

Interest income for the third quarter of fiscal 2007 decreased to $289,000 from $553,000 for the third quarter of last year. No interest expense was incurred during the current or prior year third quarters. Year-to-date interest income decreased to $616,000 from $974,000, and year-to-date interest expense increased to $1,026,000 from $105,000. Interest income was primarily affected by the lower cash levels at the beginning of our fiscal year compared to last year. Interest expense was also affected by the lower cash balances that resulted in increased borrowings from the Company’s line of credit during the first and second quarters of fiscal 2007 compared to the same period last year.

Net earnings for the third quarter of fiscal 2007 were $8,181,000, or $0.43 per diluted share, including $0.02 per diluted share for the non-cash expensing of stock options as required by SFAS 123(R), which the Company adopted in the first quarter of fiscal 2007. The Company reported net earnings for the third quarter of fiscal 2006 of $4,673,000, or $0.24 per diluted share, which did not include the non-cash expensing of stock options. Net earning for the first nine months of fiscal 2007 were $23,625,000 or $1.22 per diluted share including $0.05 per diluted share for the non-cash expensing of stock options, compared to $24,338,000 or $1.22 per diluted share for the same periods last year, which again did not include the non-cash expensing of stock options. Earnings for the three and nine months ended December 31, 2006 included favorable tax benefits of $0.03 per diluted share resulting from a greater than expected research and development tax credit and export tax deduction.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin.  During the nine months ended December 31, 2006, the Company paid $19,774,000 to repurchase its common shares compared to $14,931,000 for the same nine month period of the prior year. Cash and short-term investments were $51,631,000 and $63,717,000 at December 31, 2006 and 2005, respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

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

Significant Accounting Policies

See the Company’s most recent Annual Report on Form 10-K for the year ended March 31, 2006 for a discussion of its critical accounting policies. The following represents an additional critical accounting policy as of December 31, 2006.

Stock based Compensation: For purposes of determining estimated fair value of stock-based payment awards on the date of grant under Statement of Financial Accounting Standard No. 123(R), Share Based Payments (SFAS 123(R)), the Company used the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that require subjective judgment. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and the Company employs different assumptions in the application of SFAS 123(R) the amount of compensation expense associated with SFAS 123(R) may differ significantly from what was recorded in the current period. Refer to Note B “Stock-Based Compensation” in this Form 10-Q for additional information regarding stock-based compensation.

Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company for the year beginning April 1, 2007. The Company is currently evaluating the impact of this standard.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risk relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2006. As of December 31, 2006 the Company has notional Japanese yen and Canadian dollar denominated cash flow hedges of approximately $8.7 million (USD) and $28.6 million (USD), respectively, with a weighted average contract exchange rate of 115 and 1.12 respectively. The fair values of the Japanese yen and Canadian dollar hedge contracts at December 31, 2006 represent an unrealized gain of $858,000. A ten percent fluctuation in the currency rates as of December 31, 2006 would have resulted in a change in the fair value of the Japanese yen and Canadian dollar hedge contracts of approximately $872,000 and $2,857,000, respectively. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

Information regarding inflation,  foreign currency exchange rates and interest rates, is discussed within “Quantitative and Qualitative Disclosures About Market Risk – Inflation, Foreign Exchange Rates and Interest Rates” and Footnote A to the Financial Statements in the 2006 Annual Report on Form 10-K. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and is not deemed to be significant.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “1934 Act”))as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in internal control over financial reporting during the fiscal quarter ended December 31,2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2006 – October 31, 2006	0	$—	0	1,495,436
November 1, 2006 – November 30, 2006	300,000	$17.46	300,000	1,300,973
December 1, 2006 – December 31, 2006	615,000	$17.53	615,000	611,891

The Company purchases Company common stock to offset the dilution created by employee stock option programs and because the Board of Directors believes investment in the Company’s common stock is an excellent use of its excess cash. During December, the Company repurchased 615,000 shares of class B common stock from Suzuki Motor Corporation. As a result of the buyback, Suzuki owns 33 percent, or 6.1 million shares of Arctic Cat’s common stock.

The Company has a publicly announced stock purchase program which has been approved by the Board of Directors. On May 12, 2005, the Company announced that its Board of Directors had approved a $20,000,000 repurchase program. On October 30, 2006 the Company announced that its Board of Directors had approved an additional $20,000,000 repurchase program. Pricing under these programs has been delegated to management. There is no expiration date for these programs.

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

ARCTIC CAT INC.

Date:	February 9, 2007	By	/s/ CHRISTOPHER A. TWOMEY
Christopher A. Twomey
Chief Executive Officer

Date:	February 9, 2007	By	/s/ TIMOTHY C. DELMORE
Timothy C. Delmore
Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

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