Form 10-K
period 2007-03-31
ARCTIC CAT INC
filed 2007-06-14
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2007 or

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

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $320,109,121.

At June 1, 2007, 12,304,422 shares of Common Stock and 6,102,000 shares of Class B Common Stock of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held on August 8, 2007 are incorporated by reference into Part III of this Form 10-K

ARCTIC CAT INC.

FORM 10-K

PART I

ITEM 1.          BUSINESS

Arctic Cat Inc., a Minnesota corporation (the “Company” or “Arctic Cat”), is based in Thief River Falls, Minnesota. The Company operates in a single industry segment and designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat® brand name, as well as related parts, garments and accessories. The Company markets its products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for 45 years and is among the most widely recognized and respected names in the snowmobile industry. The Company trades on The NASDAQ Stock Market under the symbol ACAT.

Industry Background

Snowmobiles – The snowmobile, developed in the 1950’s, was originally intended to be used as a utility vehicle, but today the overwhelming majority of the industry’s sales are for recreational use. Between the late 1950’s and early 1970’s, the industry expanded dramatically reaching a peak of over 100 manufacturers and a high of nearly 495,000 units sold to retail customers in North America in 1971. Today the number of major industry participants has decreased to four, Arctic Cat, Bombardier Recreational Products (BRP), Polaris and Yamaha. The Company believes there are currently more significant barriers to entry into the snowmobile market than existed in the 1970’s. These barriers include increased brand loyalty, long-standing dealer and distributor networks and relationships, limited engine sources, cost of four stroke engine development, manufacturing and engineering expertise and higher initial start-up costs. Industry-wide snowmobile sales to retail customers in North America were approximately 125,000 units for the 2007 model year.

All-Terrain Vehicles (ATVs) – The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. The most popular ATV use is general recreation, followed by hunting/fishing, farm/ranch use, hauling/towing, transportation, and commercial uses. From 1970 to 1986, the number of ATVs retailed in the United States continued to grow until peaking in 1986 with approximately 535,000 units sold during that calendar year. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 147,000 units. Industry wide sales were 782,000 units in the U.S. and 89,000 units in Canada in calendar 2006. Major competitors in the industry include Honda, Yamaha, Kawasaki, BRP, Polaris and Suzuki.

Products

Snowmobiles – The Company produces a full line of snowmobiles, consisting of 47 models, marketed under the Arctic Cat brand name, and designed to satisfy various market niches. The 2007 Arctic Cat models carry suggested U.S. retail prices ranging from $4,499 to $12,899, excluding a youth model which is sold at a suggested U.S. retail price of $2,199. Arctic Cat snowmobiles are sold in the United States, Canada, Scandinavia and other international markets.

The Company’s 2007 year snowmobile models are categorized as  Performance,  Mountain, Hybrid, Touring and Utility. The Company markets: Performance Arctic Cat models under the names F series, Jaguar and Z; Mountain models under the name M series; Hybrid models under the name Crossfire; Touring models under the names Panther, and T660; and Utility models under the name Bearcat. In addition, to encourage family involvement in snowmobiling, the Company offers a youth snowmobile marketed under the 120 name.

The Company believes the Arctic Cat brand name enjoys a premier image among snowmobile enthusiasts and that its snowmobiles have a long-standing reputation for quality, performance, fuel management, style, comfort, ride and handling. Arctic Cat snowmobiles offer a wide range of standard and optional features which enhance their operation, riding comfort and performance. Such features include hydraulic disc brakes, remote starters, heated seats and a technologically advanced front and rear suspension. Arctic Cat is the industry leader in fuel management technology offering an electronic fuel injection (EFI) system on most of its snowmobiles. The Company was the first in the snowmobile industry to utilize four stroke engines to reduce emissions. The Company subsequently introduced a snowmobile with a turbo charged four stroke inter-cooled engine, and for 2007 the first four-stroke engine designed specifically for a snowmobile.

Arctic Cat focuses on new product development in order to grow its market share and introduces at least one new model every year. These new models are consistently the Company’s best sellers in their respective category. In the 2007 model year, over 85 percent of the Company’s snowmobile sales were from models or model variations not available three years earlier. Some recent examples of the success of Arctic Cat’s new products were Snow Tech Magazine voted the 2007 Arctic Cat F8 the best riding and handling sled,  Supertrax Magazine voted the 2007 Arctic Cat Jaguar the best Twin Spar chassis sled, SnowGoer Magazine voted the 2006 Crossfire 700 the best crossover sled for trail and powder riding, Sledheads Magazine voted the M-Series the lightest mountain sleds for 2006 and the 2005 M7 Mountain Cat was named “Snowmobile of the Year” by SnowGoer Magazine.

For the last three fiscal years ended 2007, 2006 and 2005 snowmobiles accounted for 32%, 32% and 37%, respectively, of the Company’s revenues.

All-Terrain Vehicles (ATVs) – In December 1995, the Company introduced its first ATV. Since that time the Arctic Cat line has grown to 23 models. Features like fully independent front and rear suspensions, hydraulic disc brakes, hi-low range transmission, long travel suspension with high ground clearance, Speedracks, automatic transmissions, selectable 2WD/4WD shaft drive, locking differentials, newly introduced electronic fuel injection and a large fuel tank, all make Arctic Cat ATVs consumer friendly. The Company has special two rider models that provide a proper alternative for customers that want to ride double. The 2007 Arctic Cat ATV models carry suggested U.S. retail prices ranging from $3,599 to $9,299, excluding a youth model which is sold at suggested U.S. retail price of $2,299.

The Company introduced its new Prowler UTV into the utility ATV vehicle segment in 2006. The Prowler utilizes the Company’s 650cc engine, a rear cargo box, dual bucket seats as well as Arctic Cat’s renowned travel, suspension and ride characteristics. In fiscal year 2007 the Company expanded the UTV line to two models with retail prices of $9,299 and $9,999. Additionally, in 2007 Arctic Cat introduced the industry’s first diesel ATV, capable of using biodiesel fuels.

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

Arctic Cat believes its ATVs are recognized for their power, durability, utility, suspension, style and are well received within the market. Farm Industry News gave Arctic Cat 2000 models the FinOvation Award for having the greatest reader interest. ATV Magazine awarded the Arctic Cat 250 4x4 model “Best in Class” in 2001 and “Best Utility” in 2002. In 2003 Arctic Cat MRP Speedrack models received the 2003 Product Innovation Award from ATV Magazine. In 2004 the Arctic Cat 650 V-twin received “ATV of the Year” award from both ATV Illustrated  and ATV Guide. In 2005 ATV Illustrated voted the Prowler the best new UTV for sport and utility purposes. In 2006 All Terrain Vehicle Magazine awarded the Arctic Cat 250 the best entry level ATV and the Arctic Cat TRV as the best value. Farm Industry News awarded the Arctic Cat 400 4X4 best ground clearance in class.  In 2007 ATV Magazine crowned the Arctic Cat Prowler XT the best trail recreational side-by-side.

For the last three fiscal years ended 2007, 2006, and 2005 ATVs  accounted for 55%, 54%, and 49%, respectively, of the Company’s revenues.

Parts, Garments and Accessories – The Company is the exclusive provider of genuine Arctic Cat snowmobile and ATV parts, garments and accessories. Included are replacement parts and accessory items to upgrade Arctic Cat snowmobiles such as electric start and reverse kits, luggage racks and bags, backrests, machine covers, windshields, and colored accessories. Other items include maintenance supplies such as oil and fuel additives, track studs and carbide runners. Arctic Cat ATV parts and accessories include winch kits, snow plow kits, Speedrack and Speedpoint system accessories, portable lights, utility bags as well as maintenance supplies.

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

For the last three fiscal years ended 2007, 2006 and 2005 parts, garments and accessories accounted for 13%, 14% and 14%, respectively, of the Company’s revenues.

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

Suzuki Motor Corporation (“Suzuki”) has manufactured snowmobile and certain ATV engines for the Company pursuant to supply agreements which are automatically renewed annually unless terminated. While notice of termination of the supply agreements may be given annually, effective termination of supply would take at least one model year for snowmobile and two model years for ATVs due to contractual notice requirements.

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

During late fiscal 2005 the Company began manufacturing its own designed 650 cc ATV engine as part of a strategic first step in a new engine program. The Company believes that having the capability to design and manufacture its own ATV engines will enable Arctic Cat to offer customers more choices, provide excellent value, lower Japanese yen currency exposure and enhance its long-term competitive position. In 2007 the Company transitioned its engine manufacturing from the Thief River Falls facility to its new facility in St. Cloud, Minnesota.

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

The Company is committed to an ongoing engineering program dedicated to innovation and to continued improvements in the quality and performance of its products as well as new product introduction. The Company currently employs 160 individuals in the design and development of new and existing products, with an additional 32 individuals directly involved in the testing of snowmobiles and ATVs in normal and extraordinary conditions. In addition, snowmobiles and ATVs are tested in conditions and locations similar to those in which they are used. The Company uses computer-aided design and manufacturing systems to shorten the time between initial concept and final production. For 2007, 2006, and 2005, the Company spent approximately $17,756,000 $17,067,000, and $17,350,000, respectively, on engineering, research and development. In addition, utilizing their particular expertise, the Company’s vendors regularly test and apply new technologies to the design and production of component parts.

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

The EPA adopted regulations affecting snowmobiles and ATVs for model years 2006 and beyond. The Company believes that it is and will be in compliance with these regulations. The Company supports balanced and appropriate programs that educate the customer on the safe use of its products and protect the environment.

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

The Company is a member of the Specialty Vehicle Institute of America (SVIA), a trade association organized to foster and promote the safe and responsible use of ATVs manufactured and/or distributed throughout the United States. The Company is also a member of the Canadian Off-Highway Vehicle Distributors Council (COHV), as well as the All-Terrain Vehicle Association Europe (ATVEA).

Effects of Weather

While from time to time lack of snowfall in a particular region of the United States or Canada may adversely affect snowmobile retail sales within that region, the Company works to mitigate this effect by taking snowmobile orders in the spring for the following winter season. There is no assurance that weather conditions will not materially affect the Company’s future sales of snowmobiles, ATV’s and parts, garments and accessories.

Employees

At March 31, 2007, the Company had 1,840 employees including 390 salaried and 1,450 hourly and production personnel. The Company’s employees are not represented by a union or subject to a collective bargaining agreement. The Company has never experienced a strike or work stoppage and considers its relations with its employees to be excellent.

Intellectual Property

The Company makes an effort to patent significant innovations that it considers patentable and owns numerous patents for its snowmobiles, ATVs and other products. Trademarks are also important to the Company’s snowmobile, ATVs and related parts, garments and accessories business activities. The Company has a program of trademark enforcement to eliminate the unauthorized use of its patents and trademarks, thereby strengthening their value. The Company believes that its “Arctic Cat” registered trademark is its most significant trademark. Additionally, the Company has numerous registered trademarks, trade names and logos, both in the United States and internationally.

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

The Company has a website at www.arcticcat.com, the contents of which are not part of or incorporated by reference into this annual report. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, available on its website, free of charge, as soon as reasonably practicable after such report has been filed with or furnished to, the SEC. The Company’s Code of Conduct, as well as any waivers from and amendments to the Code, are also posted on the Company’s website.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Christopher A. Twomey	59	Chairman of the Board of Directors, President and Chief Executive Officer
Timothy C. Delmore	53	Chief Financial Officer and Corporate Secretary
Terry J. Blount	64	Vice President –Human Resources
Ronald G. Ray	58	Vice President – Operations
Roger H. Skime	64	Vice President – Research & Development
Ole E. Tweet	60	Vice President – New Product Development

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

Mr. Blount has been Vice President –uman Resources since August of 1996. Mr. Blount has over 30 years of Human Resource experience in the manufacturing field. Prior to joining the Company, Mr. Blount worked as Vice President-Human Resources for a Minnesota-based company.

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

Mr. Tweet is currently General Manager – ATVs and has been Vice President – New Product Development since May 1992. Prior to that, he had been the Company’s Vice President – Marketing since its inception in 1983 and has been employed either in the snowmobile or ATV industry for over 30 years.

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

The Company’s products are subject to extensive laws and regulations relating to safety, environmental and other regulations promulgated by the U.S. and Canadian federal governments and individual states and provinces as well as international regulatory authorities. Although the Company believes that its snowmobiles, and ATVs have always complied with applicable vehicle safety and emissions standards and related regulations, there can be no assurance that future regulations will not require additional safety standards or emission reductions that would require additional expenses and/or modification of product offerings in order to maintain such compliance. Although the Company is unable to predict the ultimate impact of adopted or proposed regulations on its business and operating results, the Company believes that its business would be no more adversely affected than those of its competitors by the adoption of any pending laws or regulations.

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

Lack of snowfall in any year in any particular region of the United States or Canada may adversely affect snowmobiles retail sales and related parts, garments and accessories sales in that region. There is no assurance that weather conditions will not materially affect the Company’s future sales of snowmobiles, ATVs, and parts, garments and accessories.

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

Suzuki manufactures snowmobile and certain ATV engines for the Company pursuant to supply agreements which are automatically renewed annually unless terminated. While notice of termination of the supply agreements may be given annually, effective termination of supply would take at least one model year for snowmobile and two model years for ATVs due to contractual notice requirements. The Company and Suzuki have enjoyed an excellent relationship since the Company’s inception. Suzuki purchased approximately 31% of the Company’s then outstanding capital stock in July 1988, prior to the Company’s initial public offering in July of 1990, and is currently the Company’s largest shareholder with approximately 33% of the Company’s outstanding capital stock. If Suzuki were ever to cease supplying engines to the Company, such an interruption could materially and adversely affect production as well as results of operations. The Company believes it could take up to two model years for a new engine supplier to be in a position to manufacture the Company’s specially designed engines. While the Company anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which it relies upon limited sources of supply, there can be no assurance that alternate supply arrangements will be made on satisfactory terms.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

The following sets forth the Company’s material property holdings as of March 31, 2007.

Location	Facility Type / Use	Owned or Leased	Sq Ft.
Thief River Falls, Minnesota	Manufacturing / Corporate Office	Owned	558,000
Thief River Falls, Minnesota	Warehouse	Leased	92,135
Thief River Falls, Minnesota	Warehouse	Leased	14,350
Madison, South Dakota	Manufacturing	Owned	40,000
Bucyrus, Ohio	Distribution Center	Owned	220,000
Winnipeg, Manitoba	Service Center	Leased	10,602
Island Park, Idaho	Test & Development Facility	Owned	3,000
St. Johann, Austria	Manufacturing/Distribution	Leased	5,899
St. Cloud, Minnesota	Manufacturing	Owned	60,800

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

No matters were submitted to the shareholders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER    PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The NASDAQ Stock Market under the NASDAQ symbol “ACAT”. Quotations below represent the high and low sale prices as reported by NASDAQ. The Company’s stock began trading on The NASDAQ Stock Market on June 26, 1990.

Years ended March 31,	2007		2006
Quarterly Prices	High	Low	High	Low
First Quarter	$24.14	$16.56	$28.20	$18.63
Second Quarter	$19.94	$15.52	$22.66	$19.50
Third Quarter	$18.87	$16.11	$22.57	$17.93
Fourth Quarter	$19.99	$16.27	$25.75	$20.05

As of June 1, 2007, the Company had approximately 398 stockholders of record, including the nominee of Depository Trust Company which held 11,715,562 shares of common stock.

Cash Dividends Paid

Cash Dividends are declared quarterly and have been paid since 1995.

Quarter	2007	2006
First Quarter	$0.07	$0.07
Second Quarter	$0.07	$0.07
Third Quarter	$0.07	$0.07
Fourth Quarter	$0.07	$0.07
Total	$0.28	$0.28

Company Purchases of Company Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2007 – January 31, 2007	0	$—	0	583,400	*
February 1, 2007 – February 28, 2007	0	$—	0	579,600	*
March 1, 2007 – March 31, 2007	0	$—	0	552,200	*
Total	0	$—	0	552,200	*

*Number of Shares purchasable at closing price of the Company’s common stock on the last trading day of the month.

The Company purchases Company common stock primarily to offset the dilution created by employee stock option programs and because the Board of Directors believes investment in the Company’s common stock is an excellent use of its excess cash.

The Company has a publicly announced stock repurchase program which has been approved by the Board of Directors. On October 26, 2006 the Company announced the Board approved a $20 million repurchase program. Pricing under this program has been delegated to management. There is no expiration date for this program.

The Company has executed the Company stock purchases in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. There have been no other purchases of the Company’s common stock.

ITEM 6.          SELECTED FINANCIAL DATA

(In thousands, except per share amounts)
Years ended March 31,	2007	2006	2005	2004	2003
INCOME STATEMENT DATA:
Net sales	$782,431	$732,794	$689,145	$649,617	$577,070
Cost of goods sold	640,637	596,284	553,365	510,445	448,266
Gross profit	141,794	136,510	135,780	139,172	128,804
Selling, general and administrative expenses	109,861	103,775	95,745	95,511	81,757
Operating profit	31,933	32,735	40,035	43,661	47,047
Interest income	1,139	1,556	1,213	993	1,442
Interest expense	(1,026)	(105)	—	—	—
Earnings before income taxes	32,046	34,186	41,248	44,654	48,489
Income tax expense	9,976	10,440	12,949	14,289	15,786
Net earnings	$22,070	$23,746	$28,299	$30,365	$32,703	(1)
Net earnings per share
Basic	$1.16	$1.21	$1.38	$1.42	$1.46	(1)
Diluted	$1.15	$1.20	$1.36	$1.40	$1.45	(1)
Cash dividends per share	$0.28	$0.28	$0.28	$0.26	$0.24
Weighted average shares outstanding
Basic	19,030	19,642	20,516	21,424	22,396
Diluted	19,128	19,828	20,794	21,730	22,615

As of March 31,	2007	2006	2005	2004	2003
BALANCE SHEET DATA (In thousands):
Cash and short-term investments	$75,277	$69,893	$88,394	$106,440	$91,295

Working capital	110,382	108,348	123,069	128,036	132,525
Total assets	326,204	311,236	291,733	280,586	273,852
Long-term debt	—	—	—	—	—
Shareholders’ equity	192,221	189,365	185,510	185,953	187,286

(1)  In fiscal 2003, the Company’s results included a net reduction of restructuring accruals and other costs related to the fiscal 2000 exit from the personal watercraft (PWC) business. This reduction increased: pretax earnings $5.4 million, net earnings $3.4 million and diluted earnings per share $0.15.

QUARTERLY FINANCIAL DATA (unaudited)

		Total	First	Second	Third	Fourth
(In thousands, except per share amounts)		Year	Quarter	Quarter	Quarter	Quarter
Net Sales
2007		$782,431	$96,418	$285,325	$228,114	$172,574
2006		732,794	107,924	276,270	195,301	153,299
2005		689,145	102,594	240,673	188,855	157,023
Gross Profit
2007		$141,794	$16,281	$59,609	$39,779	$26,125
2006		136,510	22,280	55,082	36,072	23,076
2005		135,780	18,956	52,612	37,849	26,363
Net Earnings (Loss)
2007		$22,070	$(4,532)	$19,976	$8,181	$(1,555)
2006		23,746	448	19,217	4,673	(592)
2005		28,299	124	19,651	5,792	2,732
Net Earnings (Loss) Per Share
2007	Basic	$1.16	$(0.23)	$1.04	$0.43	$(0.08)
	Diluted	1.15	(0.23)	1.03	0.43	(0.08)
2006	Basic	1.21	0.02	0.97	0.24	(0.03)
	Diluted	1.20	0.02	0.96	0.24	(0.03)
2005	Basic	1.38	0.01	0.95	0.28	0.14
	Diluted	1.36	0.01	0.94	0.28	0.13

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Level Overview

Fiscal 2007 was the seventh consecutive year of record sales for Arctic Cat. Fiscal 2007 net sales increased 7% to $782.4 million from $732.8 million in fiscal 2006. Fiscal 2007 net earnings were $22.1 million or $1.15 per diluted share compared to net earnings of $23.7 million or $1.20 per diluted share in fiscal 2006. The decrease in net earnings was mainly due to increased sales incentive programs on snowmobiles caused by challenging snowmobile market conditions due to poor snow in the Midwest and Eastern United States. During the year the Company repurchased nearly 1,135,000 shares of the common stock and ended the year with $75.3 million in cash and short-term investments.

The Company’s product lines consist of all-terrain vehicles (ATVs), snowmobiles and parts, garments and accessories.

ATV sales increased 9% in fiscal 2007 to $431.5 million from $394.9 million in fiscal 2006. ATV net sales first surpassed snowmobile net sales in fiscal 2004 and are the Company’s largest product line, comprising over 55% of net sales in fiscal 2007. The Company’s ATV growth is due to Arctic Cat’s expanded product line-up that now fills nearly every market segment.

Snowmobile sales increased 4% in fiscal 2007 to $247.0 million from $238.1 million in fiscal 2006 primarily due to new model introductions for the 2007 model year. Snowmobiles comprised 32% of the Company’s net sales in fiscal 2007. Parts, garments and accessory sales increased 4% in fiscal 2007 to $103.9 million from $99.8 million in fiscal 2006.  Parts, garments and accessory sales were 13% of the Company’s net sales in fiscal 2007. The following discussions should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this annual report.

Results of Operations

Fiscal 2007 vs. Fiscal 2006 – During fiscal 2007 net sales increased 6.8% to $782,431,000 from $732,794,000 in fiscal 2006. ATV unit volume decreased 1.8%, snowmobile unit volume decreased 4.9% and dollar sales of parts, garments and accessories increased $4,101,000. The Company believes the continued increase in ATV net sales is due to higher end product offerings led by the Prowler UTV. Snowmobile unit volume decreased because of lower dealer orders related to less than normal snowfalls during the prior winter season in certain key regions in North America.

Gross profit increased 3.9% to $141,794,000 in 2007 from $136,510,000 in 2006. The gross profit percentage decreased to 18.1% versus 18.6% in 2006. The decrease in the 2007 gross profit percentage was mainly due to increased snowmobile sales incentives.

Selling, general and administrative expenses increased 5.9% to $109,861,000 in 2007 from $103,775,000 in 2006. Selling, general and administrative costs increased primarily due to increased operating cost of the European subsidiary and increased product liability and litigation accruals. As a percent of net sales, operating expenses were 14.0% in 2007 compared with 14.2% in 2006.

Operating profits decreased 2.4% to $31,933,000 in 2007 from $32,735,000 in 2006. As a percent of net sales, operating profits were 4.1% in 2007 compared to 4.5% in 2006. The decrease in operating profits is attributable to increased operating expenses.

Interest income decreased to $1,139,000 in fiscal 2007 from $1,556,000 in fiscal 2006. Interest expense increased to $1,026,000 in fiscal 2007 from $105,000 in fiscal 2006. Interest income was primarily affected by the lower cash levels at the beginning of our fiscal year compared to last year. Interest expense was also affected by the lower cash balances that resulted in increased borrowings from the Company’s line of credit during the first and second quarters of fiscal 2007 compared to the same period last year.

Net earnings decreased to $22,070,000 or $1.15 per diluted share from $23,746,000 or $1.20 per diluted share for fiscal 2006. Net earnings as a percent of net sales were 2.8% and 3.2% in 2007 and 2006, respectively. The decrease in net earnings is attributable to increased operating expenses.

Fiscal 2006 vs. Fiscal 2005 – During fiscal 2006 net sales increased 6.3% to $732,794,000 from $689,145,000 in fiscal 2005. ATV unit volume increased 9.9%, snowmobile unit volume decreased 9.4% and dollar sales of parts, garments and accessories increased $4,151,000. The Company believes the continued increase in ATV sales is due both to enthusiastic dealer and consumer reception of the Arctic Cat ATV and growth in certain segments of the ATV market. Snowmobile unit volume decreased because of lower dealer orders related to less than normal snowfalls during the prior winter season in certain key regions in North America.

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

Net interest income (expense) increased 19.6% to $1,451,000 in fiscal 2006 from $1,213,000 in fiscal 2005 due to higher yields on invested cash related to higher rates of return than the prior year and interest income received with income tax refunds.

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

Stock-Based Compensation

The Company recognizes stock based compensation based on certain assumption inputs within the Black-Scholes Model. These assumption inputs are used to determine an estimated fair value of stock based payment awards on the date of grant and require subjective judgment. The Company accounts for stock based payment awards in accordance with Statement of Financial Accounting Standard No. 123(R), Share Based Payments (SFAS 123(R)). Because employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options. Management assesses the assumptions and methodologies used to calculate estimated fair value of stock-based compensation on a regular basis. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and the Company employs different assumptions in the application of SFAS 123(R) the amount of compensation expense associated with SFAS 123(R) may differ significantly from what was recorded in the current period.

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

Cash and Short-Term Investments

Cash and short-term investments were $75,277,000 at March 31, 2007 compared to $69,893,000 at March 31, 2006. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin. The Company’s investment objectives are first, safety of principal and second, rate of return.

Financing Arrangements and Cash Flows

The Company has a $75,000,000 unsecured bank credit agreement for the documentary and stand-by letters of credit and for working capital purposes. Total working capital borrowings under the credit agreement are limited to $60,000,000 during the last five months of the fiscal year. The total letters of credit issued at March 31, 2007 were $16,740,000, of which $13,235,000 was issued to Suzuki Motor Corporation for engine and service parts purchases.

The Company has agreements with certain finance companies to provide snowmobile and ATV floor plan financing for the Company’s North American dealers. These agreements improve the Company’s liquidity by financing dealer purchases of products without requiring substantial use of the Company’s working capital. The Company is paid by the floor plan companies shortly after shipment and as part of its marketing programs the Company pays the floor plan financing of its dealers for certain set time periods depending on the size of a dealer’s order. The financing agreements require repurchase of repossessed new and unused units and set limits upon the Company’s potential liability for annual repurchases. The aggregate potential liability was approximately $47,727,000 at March 31, 2007. The Company has incurred no material losses under these agreements. The Company believes current available cash and cash generated from operations provide sufficient funding in the event there is a requirement to perform under this guarantee and repurchase agreement.

In 2007, the Company invested $25,729,000 in capital expenditures. The Company expects that capital expenditures, will increase to approximately $27,000,000 in fiscal 2008. Since 1996, the Company has repurchased over 11 million shares of common stock. There is approximately $10.8 million remaining on the October 2006 repurchase authorization. The Company believes that cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program and capital expenditure requirements on a short and long-term basis.

Contractual Obligations

The following table summarizes the Company’s significant future contractual obligations at March 31, 2007 (in millions):

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 years	3-5 Years	5 years
Operating Lease Obligations	$0.7	$0.7	0	0	0
Purchase Obligations(1)	148.8	148.8	0	0	0
Total Contractual Obligations	$149.5	$149.5	0	0	0

(1)       The Company has outstanding purchase obligations with suppliers and vendors at March 31, 2007 for raw materials and other supplies as part of the normal course of business.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

Inflation, Foreign Exchange Rates and Interest Rates

Inflation is not expected to have a significant impact on the Company’s business. The Company generally has been able to offset the impact of increasing costs through a combination of productivity gains and product sales price increases.

During fiscal 2007, approximately 18% of the Company’s cost of sales was purchased from Japanese yen denominated suppliers. The majority of these purchases were made from Suzuki Motor Corporation who supplies engines for the Company’s snowmobiles and ATVs. The Company has an agreement with Suzuki Motor Corporation for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually. During fiscal 2007, the exchange rate fluctuation between the U.S. dollar and the Japanese yen had a modest positive impact on the Company’s operating results. From time to time the Company utilizes foreign exchange cash flow hedging contracts to minimize the impact of exchange rate fluctuations relating to ATV engine purchases. During 2007, the average contracted forward exchange rate on these cash flow hedges was approximately 112 (Japanese yen to the U.S. dollar).  At March 31, 2007, there were Japanese yen forward exchange contracts outstanding with a notional amount of $38,120,000.

Sales to Canadian dealers are made in Canadian dollars with the U.S. dollar serving as the functional currency. During fiscal 2007, sales to Canadian dealers comprised 19.8% of total net sales. During fiscal 2007, the exchange rate fluctuation between the U.S. dollar and the Canadian dollar had a modest positive impact on operating profits. During 2007, the Company utilized cash flow hedges to mitigate the variability in Canadian exchange rate changes relating to Canadian dollar fund transfers to the United States. During 2007, the average contracted forward exchange rate on these cash flows hedges was approximately $1.12 (Canadian dollar to U.S. dollar). At March 31, 2007 there were no Canadian dollar forward exchange contracts outstanding.

Sales to European on-road ATV dealers and distributors are made in Euros with the Euro serving as the functional currency. During fiscal 2007, sales to European on-road ATV dealers comprised 2.4% of total net sales. During fiscal 2007, the exchange rate fluctuation between the U.S. dollar and the Euro had no significant impact on operating profits. During 2007, the Company did not utilize any hedges to mitigate the variability in the Euro exchange rate and at March 31, 2007, there were no foreign exchange contracts outstanding for the Euro.

The fair values of the Japanese yen hedge contracts at March 31, 2007 represented an unrealized gain of $903,000. A ten percent fluctuation in the currency rates as of March 31, 2007 would have resulted in a change in fair value of the Japanese yen hedge contracts of approximately $3,812,000.

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

The Company is a party to an unsecured bank line of credit arrangement under which it may borrow an aggregate of up to $75 million. The total letters of credit issued at March 31, 2007 were $16,740,000 of which $13,235,000 was issued to Suzuki Motor Corporation for engine and service parts purchases. Interest is charged at variable rates based on either LIBOR or prime. Because the interest rate risk related to the line of credit is not deemed to be significant, the Company does not actively manage this exposure.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements, Notes, and Report of Independent Registered Public Accounting Firm appear on pages 21 through 32. Quarterly financial data appears in Item 6.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the 1934 Act as of March 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in internal controls over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Arctic Cat Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the assessment management believes that, as of March 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Arctic Cat Inc.’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Arctic Cat Inc.

We have audited management’s assessment, included in the accompanying Management’s Report included in Item 9 of this Form 10-K, that Arctic Cat Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Arctic Cat Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Arctic Cat Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Arctic Cat Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the

consolidated balance sheets of Arctic Cat Inc. and subsidiaries as of March 31, 2007 and March 31, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007 and our report dated June 11, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

June 11, 2007

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the heading “Election of Directors,” “Election of Directors – Board Committees,” “ Election of Directors – Code of Conduct” and “Beneficial Ownership of Capital Stock-Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 8, 2007, is incorporated herein by reference.

Pursuant to instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Item 4A of this annual report.

ITEM 11.       EXECUTIVE COMPENSATION

The information included under the heading “Executive Compensation and Other Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 8, 2007, is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the heading “Beneficial Ownership of Capital Stock” and “Beneficial Ownership of Capital Stock — Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 8, 2007, is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions, appearing under the heading “Executive Compensation and Other Information-Certain Transactions”  and “Election of Directors – Director Independence” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 8, 2007, is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND  SERVICES

The information required by this item is incorporated by reference to the information set forth under the heading “Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 8, 2007.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of report

1. Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K:

		Form 10-K Reference Page

(i)	Consolidated Balance Sheets as of March 31, 2007 and 2006	25

(ii)	Consolidated Statements of Earnings for the three years ended March 31, 2007, 2006 and 2005	26

(iii)	Consolidated Statements of Shareholders’ Equity for the three years ended March 31, 2007, 2006 and 2005	27

(iv)	Consolidated Statements of Cash Flows for the three years ended March 31, 2007, 2006 and 2005	28

(v)	Notes to Consolidated Financial Statements	29-36

(vi)	Report of Independent Registered Public Accounting Firm	37

2. Schedules filed as part of this Form 10-K.

The information required to be disclosed within Schedule II — Valuation and Qualifying Accounts is provided within the Consolidated Financial Statements of the Company, filed as part of this Form 10-K.

3. Exhibits

		Method of Filing
3(a)	Amended and Restated Articles of Incorporation of Company	(3)

3(b)	Restated By-Laws of the Company	(1)

4(a)	Form of specimen Common Stock Certificate	(1)

4(b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(4)

10(a)	1989 Stock Option Plan, as amended	(3)

10(b)	1995 Stock Plan, as amended	(3)

10(c)	Purchase/Supply Agreement dated as of March 1, 1985 between Suzuki Motor Co., Ltd. and the Company, and related Agreement on Implementation of Warranty Provision.	(1)

10(d)	Form of Employment Agreement between the Company and each of its executive officers	(1)

10(e)	Floorplan Repurchase Agreement dated July 13, 1984, between the Company and ITT Commercial Finance Corp.	(1)

10(f)	Floorplan Repurchase Agreement dated as of June 15, 1988, between the Company and ITT Commercial Finance, a division of ITT Industries of Canada, Ltd.	(1)

10(g)	Discretionary Revolving Credit Facility, dated as of June 6, 1997, between the Company and Wells Fargo Bank Minnesota, National Association.	(3)

10(h)	2002 Stock Plan	(5)

10(i)	Form of incentive stock option agreement for 2002 Stock Plan	(7)

10(j)	Form of non-qualified stock option agreement for 2002 Stock Plan	(7)

10(k)	Form of Director non-qualified stock option agreement for 2002 Stock Plan	(7)

10(l)	Program agreement, dated as of January 20, 2003, by and between Arctic Cat Sales Inc. and Textron Financial Corporation (Confidential treatment pursuant to 17 CFR Sections 200.80(b) and 240.246-2 has been granted for certain portions of this exhibit. Such portions have been omitted herein and have been filed separately with the SEC.)	(6)

10(m)	Repurchase Agreement, dated as of January 20, 2003, by and between Arctic Cat Sales Inc. and Textron Financial Corporation.	(6)

21	Subsidiaries of the Registrant	(2)

23	Consent of Independent Registered Public Accounting Firm	(2)

31.1	Section 302 Certification of Chief Executive Officer	(2)

31.2	Section 302 Certification of Chief Financial Office	(2)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of June, 2007.

ARCTIC CAT INC.

/s/ Christopher A. Twomey
Christopher A. Twomey

Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Date

/s/ Christopher A. Twomey	June 14, 2007
Christopher A. Twomey
Chairman of the Board of Directors, President, Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy C. Delmore	June 14, 2007
Timothy C. Delmore
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Robert J. Dondelinger	June 14, 2007
Robert J. Dondelinger, Director

/s/ Masayoshi Ito	June 14, 2007
Masayoshi Ito, Director

/s/ Susan Lester	June 14, 2007
Susan Lester, Director

/s/ William G. Ness	June 14, 2007
William G. Ness, Director

/s/ Gregg A. Ostrander	June 14, 2007
Gregg A. Ostrander, Director

/s/ David Roberts	June 14, 2007
David Roberts, Director

/s/ Kenneth J. Roering	June 14, 2007
Kenneth Roering, Lead Director

Consolidated Balance Sheets

Arctic Cat Inc. March 31,	2007	2006
ASSETS
Current Assets
Cash and equivalents	$ 36,217,000	$ 40,075,000
Short-term investments	39,060,000	29,818,000
Accounts receivable, less allowances	40,428,000	42,295,000
Inventories	98,524,000	92,289,000
Prepaid expenses	3,488,000	5,463,000
Deferred income taxes	14,861,000	8,810,000
Total current assets	232,578,000	218,750,000
Property and Equipment – At Cost
Machinery, equipment and tooling	184,119,000	170,053,000
Land, buildings and improvements	28,568,000	24,556,000
	212,687,000	194,609,000
Less accumulated depreciation	123,566,000	106,145,000
	89,121,000	88,464,000
Other Assets
Goodwill, intangibles and other assets	4,505,000	4,022,000
	$ 326,204,000	$ 311,236,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 60,440,000	$ 65,613,000
Accrued expenses	53,512,000	43,775,000
Income taxes payable	8,244,000	1,014,000
Total current liabilities	122,196,000	110,402,000
Deferred Income Taxes	11,787,000	11,469,000
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 12,259,423 in 2007; 12,708,365 in 2006	123,000	127,000
Class B common stock, par value $.01; 7,560,000 shares authorized, Shares issued, and outstanding 6,102,000 in 2007 and 6,717,000 in 2006	61,000	67,000
Additional paid-in-capital	—	1,010,000
Accumulated other comprehensive income (loss)	2,117,000	(440,000)
Retained earnings	189,920,000	188,601,000
Total shareholders’ equity	192,221,000	189,365,000
	$ 326,204,000	$ 311,236,000

The accompanying notes are an integral part of these statements.

Consolidated Statements of Earnings

Arctic Cat Inc. Years ended March 31,	2007	2006	2005
Net sales	$782,431,000	$732,794,000	$689,145,000
Cost of goods sold	640,637,000	596,284,000	553,365,000
Gross profit	141,794,000	136,510,000	135,780,000
Selling, general and administrative expenses	109,861,000	103,775,000	95,745,000
Operating profit	31,933,000	32,735,000	40,035,000
Other income (expense)
Interest income	1,139,000	1,556,000	1,213,000
Interest expense	(1,026,000)	(105,000)	—
	113,000	1,451,000	1,213,000
Earnings Before Income Taxes	32,046,000	34,186,000	41,248,000
Income tax expense	9,976,000	10,440,000	12,949,000
Net Earnings	$22,070,000	$23,746,000	$28,299,000
Net Earnings Per Share
Basic	$1.16	$1.21	$1.38
Diluted	$1.15	$1.20	$1.36
Weighted average shares outstanding
Basic	19,030,000	19,642,000	20,516,000
Diluted	19,128,000	19,828,000	20,794,000

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholder’s Equity

						Accumulated
			Class B		Additional	Other
Arctic Cat Inc.	Common Stock		Common Stock		Paid-in	Comprehensive	Retained
Years ended March 31,	Shares	Amount	Shares	Amount	Capital	Income (loss)	Earnings	Total
Balances at March 31, 2004	14,285,882	$143,000	6,717,000	$67,000	$—	$(221,000)	$185,964,000	$185,953,000
Exercise of stock options	115,762	1,000	—	—	1,429,000	—	—	1,430,000
Tax benefits from stock option exercises	—	—	—	—	618,000	—	—	618,000
Repurchase of common stock	(1,022,946)	(10,000)	—	—	(2,047,000)	—	(23,272,000)	(25,329,000)
Other comprehensive income:
Net earnings	—	—	—	—	—	—	28,299,000	28,299,000
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(135,000)	—	(135,000)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	416,000	—	416,000
Total other comprehensive income	—	—	—	—	—	—	—	28,580,000
Dividends ($.26 per share)	—	—	—	—	—	—	(5,742,000)	(5,742,000)
Balances at March 31, 2005	13,378,698	134,000	6,717,000	67,000	—	60,000	185,249,000	185,510,000
Exercise of stock options	56,167	—	—	—	902,000	—	—	902,000
Tax benefits from stock option exercises	—	—	—	—	135,000	—	—	135,000
Repurchase of common stock	(726,500)	(7,000)	—	—	(27,000)	—	(14,897,000)	(14,931,000)
Other comprehensive income:
Net earnings	—	—	—	—	—	—	23,746,000	23,746,000
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(43,000)	—	(43,000)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(450,000)	—	(450,000)
Foreign currency adjustment	—	—	—	—	—	(7,000)	—	(7,000)
Total other comprehensive income	—	—	—	—	—	—	—	23,246,000
Dividends ($.28 per share)	—	—	—	—	—	—	(5,497,000)	(5,497,000)
Balances at March 31, 2006	12,708,365	127,000	6,717,000	67,000	$1,010,000	(440,000)	188,601,000	189,365,000
Exercise of stock options	70,817	1,000	—	—	1,074,000	—	—	1,075,000
Tax benefits from stock option exercises	—	—	—	—	89,000	—	—	89,000
Repurchase of common stock	(519,759)	(5,000)	(615,000)	(6,000)	(4,343,000)	—	(15,419,000)	(19,773,000)
Stock based compensation expense	—	—	—	—	2,170,000	—	—	2,170,000
Other comprehensive income:
Net earnings	—	—	—	—	—	—	22,070,000	22,070,000
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(12,000)	—	(12,000)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	1,016,000	—	1,016,000
Foreign currency adjustment	—	—	—	—	—	1,553,000	—	1,553,000
Total other comprehensive income	—	—	—	—	—	—	—	24,627,000
Dividends ($.28 per share)	—	—	—	—	—	—	(5,332,000)	(5,332,000)
Balances at March 31, 2007	12,259,423	$123,000	6,102,000	$61,000	—	$2,117,000	$189,920,000	$192,221,000

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

Arctic Cat Inc.Years ended March 31,	2007	2006	2005
Cash flows from operating activities
Net earnings	$22,070,000	$23,746,000	$28,299,000
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	26,269,000	22,241,000	19,584,000
Loss on the disposal of fixed assets	366,000	—	—
Deferred income taxes	(6,322,000)	(1,055,000)	2,666,000
Stock based compensation expense	2,170,000	—	—
Changes in operating assets and liabilities, net of effect from acquired net assets
Trading securities	(11,262,000)	36,988,000	(9,151,000)
Accounts receivable	3,543,000	8,121,000	(18,194,000)
Inventories	(4,974,000)	(17,734,000)	(6,862,000)
Prepaid expenses	2,000,000	(1,815,000)	14,000
Accounts payable	(5,844,000)	(1,321,000)	2,385,000
Accrued expenses	9,640,000	6,834,000	1,281,000
Income taxes	7,230,000	(2,601,000)	4,648,000
Net cash provided by operating activities	44,886,000	73,404,000	24,670,000
Cash flows from investing activities
Purchase of property and equipment	(25,729,000)	(31,986,000)	(22,630,000)
Purchase of other assets	(682,000)	—	—
Net assets acquired, net of cash acquired	—	(3,464,000)	—
Sale and maturity of available-for-sale securities	2,001,000	754,000	3,703,000
Net cash used in investing activities	(24,410,000)	(34,696,000)	(18,927,000)
Cash flows from financing activities
Proceeds from short-term borrowings	120,776,000	47,625,000	—
Payments on short-term borrowings	(120,776,000)	(47,625,000)	—
Proceeds from issuance of common stock	1,075,000	902,000	1,273,000
Tax benefit from stock option exercises	89,000	135,000	618,000
Repurchase of common stock	(19,773,000)	(14,931,000)	(25,172,000)
Dividends paid	(5,332,000)	(5,497,000)	(5,742,000)
Net cash used in financing activities	(23,941,000)	(19,391,000)	(29,023,000)
Effect of exchange rate changes on cash and cash equivalents	(393,000)	(7,000)	—
Net increase (decrease) in cash and equivalents	(3,858,000)	19,310,000	(23,280,000)
Cash and equivalents at beginning of year	40,075,000	20,765,000	44,045,000
Cash and equivalents at end of year	$36,217,000	$40,075,000	$20,765,000
Supplemental disclosure of cash payments for:
Income taxes	$8,983,000	$14,404,000	$7,691,000
Interest	$1,026,000	$105,000	—

Supplemental disclosure of non-cash investing and financing activities:

As of March 31, 2007 and 2006, the unrealized gain on securities available-for-sale, net of tax was $2,000 and $14,000.

As of March 31, 2007 and 2006, the unrealized gain (loss) on derivative instruments, net of tax was $569,000 and $(447,000).

As of March 31, 2007 and  2006, property and equipment purchases of $1,279,000 and $2,777,000 were included in accounts payable.

During 2005, mature common shares with a fair market value of $157,000 were exchanged in settlement for the exercise of certain stock options.

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Artic Cat Inc.  March 31, 2007, 2006, and 2005

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

Cash and Equivalents

The Company considers highly liquid temporary investments with an original maturity of three months or less or variable rate demand notes with put options exercisable in three months or less to be cash equivalents. Cash and equivalents consist primarily of commercial paper and put bonds. As of March 31, 2007 and 2006, the Company had approximately $4,000,000 and $5,900,000 of cash located in foreign banks primarily in Canada. The Company’s cash management policy provides for bank disbursement accounts to be reimbursed on a daily basis. Checks issued but not presented to the banks for payment are included in cash and equivalents as a reduction of other cash balances.

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

Accounts Receivable

The Company’s accounts receivable balance consists of amounts due from its dealers and certain finance companies. The Company extends credit to its dealers based on an evaluation of the dealers’ financial condition. The Company’s collection exposure relating to accounts receivable amounts due from certain dealer finance companies is limited due to the financial strength of the finance companies and provisions of its existing agreements. Accounts receivable is presented net of an allowance for estimated uncollectible amounts due from its dealers. The Company estimates the uncollectible amounts considering numerous factors, mainly historical trends as well as current available information. The Company’s allowance for uncollectible accounts was $815,000, $966,000 and $802,000 at March 31, 2007, 2006 and 2005. The activity within the allowance for uncollectible accounts for the three years ending March 31, 2007 was not significant.  Accounts receivable amounts written off have been within management’s expectations.

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

There were no open Canadian dollar forward exchange contracts at March 31, 2007.  As of March 31, 2006, the Company had open Canadian dollar forward exchange contracts, maturing through March 2007  with notional amounts totaling $51,655,000 and fair value assets and liabilities, netted in accounts payable, of $840,000 at March 31, 2006. The related amount reported within other comprehensive income (loss), net of tax, was $529,000. As of March 31, 2007and 2006 the Company had open Japanese yen forward exchange contracts, maturing through February 2008 and January 2007, with notional amounts totaling $38,120,000 and $59,966,000 and fair value assets and liabilities of $903,000 included in accounts receivable at March 31, 2007 and $1,549,000 included in accounts payable at March 31, 2006. The related amount reported within other comprehensive income (loss), net of tax was $569,000 and $(976,000). The amounts reported within other comprehensive income (loss) and the fair value assets and liabilities, included in accounts payable, at March 31, 2006 for the Canadian dollar and the Japanese yen forward exchange contracts have been offset resulting in a loss, net of tax of $447,000, and a net payable of $709,000 at March 31, 2006.

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

Goodwill and Intangibles

In July 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed the analysis as of March 31, 2007 and 2006 which indicated that no goodwill impairment existed.

The changes in the carrying amount of goodwill and other intangibles included in goodwill, intangibles and other assets for the year ended March 31, 2007 and 2006 are as follows:

	2007	2006
Balance at April 1,	$3,539,000	$—
Goodwill acquired during the year	—	1,750,000
Other intangibles acquired during the year	—	1,950,000
Current year amortization	(215,000)	(161,000)
Balance at March 31,	$3,324,000	$3,539,000

As required by SFAS No. 142, intangibles with finite lives will continue to be amortized. Included in other intangible assets are customer relationships, a homologation license, and a non-compete agreement. Intangible assets before accumulated amortization were $1,950,000 at March 31, 2007 and 2006. Accumulated amortization was $376,000 and $161,000 at March 31, 2007 and 2006. Amortization expense is expected to be approximately $215,000 in each of the next five fiscal years. The net value of other intangible assets is included as a component of goodwill and other intangibles in the accompanying consolidated balance sheets.

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

	2007	2006	2005
Balance at April 1,	$14,203,000	$12,053,000	$10,331,000
Warranty Provision	17,374,000	13,377,000	14,237,000
Warranty Claim Payments	13,603,000	11,227,000	12,515,000
Balance at March 31,	$17,974,000	$14,203,000	$12,053,000

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

Dealer Holdback

The Company records a dealer holdback program liability at the time certain products are shipped to its dealers. If the products subject to the holdback program are sold within the program time period, the Company refunds a portion of the original sale price, referred to as dealer holdback, to the dealer. The Company’s dealer holdback program liability, included within the accounts payable, as of March 31, 2007, 2006 and 2005 was $19,998,000, $17,321,000, and $14,085,000. The increases from March 31, 2005 to 2007 were principally related to qualifying additional products, the period of coverage under the program and the timing of payments.

Research and Development

Research and development costs are expensed as incurred and are reported as a component of selling, general and administrative expenses. Research and development expense was $17,756,000, $17,067,000, and $17,350,000 during 2007, 2006 and 2005.

Advertising

The Company expenses advertising costs as incurred, except for cooperative advertising obligations arising related to the sale of the Company’s products to its dealers. The estimated cost of cooperative advertising, which the dealer is required to support, is recorded as marketing expense at the time the product is sold. Cooperative advertising was $6,841,000, $6,996,000, and $6,681,000, in 2007, 2006 and 2005. Total advertising expense, including cooperative advertising, was $23,671,000, $23,482,000, and $22,031,000  in 2007, 2006 and 2005.

Stock Based Compensation

At March 31, 2007, the Company had stock based compensation plans, all previously approved by the shareholders. Stock options granted under these plans generally vest ratably over one to three years of service, have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined. At March 31, 2007, the Company had approximately 252,000 shares available for future grant under its stock option plans.

On April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payments (SFAS 123(R)), which requires the fair value of all share based payment transactions, including stock options, be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. The Company has elected the modified prospective transition method in applying SFAS 123(R). Accordingly, periods prior to adoption have not been restated. Under this transition method, the Company applies the provisions of SFAS 123(R) to new awards modified, repurchased, or cancelled after April 1, 2006. Additionally, the Company recognizes compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of April 1, 2006, as the remaining service is rendered. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS 123(R). At March 31, 2007, the Company had $2,424,000 of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of approximately two years.

For the fiscal year ended March 31, 2007, the Company recorded compensation expense of $2,170,000 related to the adoption of SFAS 123(R), which has been included in selling, general and administrative expenses. The Company’s total stock based compensation related expense reduced both basic and diluted earnings per share by $0.08 for the fiscal year ended March 31, 2007.

Prior to adopting SFAS 123(R), the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock based employee compensation cost was reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Additionally, prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated Statement of Cash Flows. SFAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flow. For the fiscal year ended March 31, 2007, the total income tax benefit from the exercise of stock options classified as financing cash flows was $89,000.

The following table illustrates the effect on net earnings and earnings per share had the fair value based method been applied to the comparable period in the prior fiscal years ended March 31:

	2006	2005
Net earnings:
As reported	$23,746,000	$28,299,000
Additional compensation expense, net of tax	1,601,000	1,555,000
Pro forma	$22,145,000	$26,744,000
Net earnings per share:
As reported
Basic	$1.21	$1.38
Diluted	$1.20	$1.36
Pro forma
Basic	$1.13	$1.30
Diluted	$1.12	$1.29

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to estimate the fair value of options:

	2007	2006	2005
Assumptions:
Dividend yield	1.3%	1.3%	1.1%
Average term	5 years	5 years	7 years
Volatility	30%	30%	36%
Risk-free rate of return	5.0%	5.0%	4.1%

The weighted average fair value of options granted during each of the following years ended March 31:

	2007	2006	2005
Fair value of options granted	$5.70	$6.91	$10.94

See Note K for additional disclosures regarding stock option plans.

Net Earnings Per Share

The Company’s diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 942,500,  571,500, and 195,000,  shares of common stock with weighted average exercise prices of $22.37, $24.41, and $27.68 were outstanding during 2007, 2006 and 2005, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following for the years ended March 31,

	2007	2006	2005
Weighted average number of common shares outstanding	19,030,000	19,642,000	20,516,000
Dilutive effect of option plan	98,000	186,000	278,000
Common and potential shares outstanding-diluted	19,128,000	19,828,000	20,794,000

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

Comprehensive Income

Comprehensive income represents net earnings adjusted for the unrealized gain or loss on derivative instruments, debt securities classified as available-for-sale and foreign currency translation adjustments and is shown in the consolidated financial statements of stockholders’ equity.

Accounting Policy and Disclosure Changes

In December 2004, the FASB issued SFAS  No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”). SFAS No. 123 (R) required the expensing of stock options in the Company’s financial statements beginning April 1, 2006. The Company implemented SFAS No. 123(R) during the interim period ending June 30, 2006. The adoption of SFAS No. 123(R) resulted in a charge to fiscal year 2007 earnings of $0.08 per diluted share. However, the total expense recorded in future periods will depend on several variables, including the number of share-based awards granted, the number of grants that ultimately vest, and the fair value assigned to those awards.

In September 2006, the U.S. Securites and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice regarding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial condition or results of operations.

In September 2006, the Financial Accounting Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for the fiscal years beginning after November 15, 2007. We have not yet determined the impact that the implementation of SFAS 157 will have on our results of operations for financial condition.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much, provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. FIN 48 is effective for the Company’s year beginning April 1, 2007. The Company does not expect FIN 48 to have a material impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). The provisions of this statement become effective for the Company in fiscal 2007. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.  SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement did not have a material impact on the valuation of inventory or operating results.

In May 2005, the FASB issued SFAS No. 154, “Account Changes and Error Corrections.”  This new standard replaces APB Opinion 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle to be applied retrospectively with all prior period financial statements presented on a new accounting principle, unless it is impracticable to do so.  SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of the provisions of SFAS No. 154 did not have a material impact on the consolidated financial statements.

Reclassification

Certain 2006 and 2005 amounts have been reclassified to conform with the 2007 financial statement presentation. The reclassification had no effect of previously reported operating results.

B SHORT-TERM INVESTMENTS

Short-term investments consist primarily of a diversified portfolio of municipal bonds, auction rate securities and money market funds and are classified as follows at March 31:

	2007	2006
Trading securities	$38,707,000	$27,445,000
Available-for-sale debt securities	353,000	2,373,000
	$39,060,000	$29,818,000

Trading securities consists of $38,707,000 and $19,370,000  invested in various money market funds at March 31, 2007 and 2006, respectively, while the remainder of trading securities and available-for-sale securities consists primarily of “A” rated or higher municipal bond investments and auction rate securities. The amortized cost and fair value of debt securities classified as available-for-sale was $350,000 and $353,000 at March 31, 2007 and $2,351,000 and $2,373,000, at March 31, 2006. The unrealized gain on available-for-sale debt securities is reported, net of tax, as a separate component of shareholders’ equity. The contractual maturities of available-for-sale debt securities at March 31, 2007, are all within one year.

C INVENTORIES

Inventories consist of the following at March 31:

	2007	2006
Raw materials and sub-assemblies	$23,591,000	$27,214,000
Finished goods	44,058,000	36,193,000
Parts, garments and accessories	30,875,000	28,882,000
	$98,524,000	$92,289,000

D ACCRUED EXPENSES

Accrued expenses consist of the following at March 31:

	2007	2006
Marketing	$16,874,000	$14,388,000
Compensation	9,044,000	8,871,000
Warranties	17,974,000	14,203,000
Insurance	7,440,000	4,446,000
Other	2,180,000	1,867,000
	$53,512,000	$43,775,000

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

F FINANCING

The Company has a $75,000,000 unsecured bank credit agreement for documentary and stand-by letters of credit and for working capital purposes. Total working capital borrowings under the credit agreement were limited to $60,000,000 during the last five months of the fiscal year. The credit agreement is due on demand and expires July 27, 2008.  Interest on the working capital borrowings is payable monthly at alternative interest rates, at the Company’s election. The credit agreement contains certain covenants. At March 31, 2007, there was $16,740,000 of issued letters of credit outstanding and no working capital borrowings outstanding. Of the issued letters of credit outstanding, $13,235,000 was issued to Suzuki Motor Corporation (Suzuki) for engine and service parts purchases (see Note H). Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

G RETIREMENT SAVINGS PLAN

The Company’s 401(k) retirement savings plan covers substantially all eligible employees. Employees may contribute up to 50% of their compensation with the Company matching 100% of the employee contributions, up to a maximum of 3% of the employee’s compensation. The Company can elect to make additional contributions at its discretion. Total Company matching contributions were $1,513,000, $1,522,000 and $1,448,000 in 2007, 2006 and 2005. There were no discretionary contributions made during 2007, 2006 and 2005.

H RELATED PARTY TRANSACTIONS

The Company purchases engines and service parts from Suzuki, owner of the Company’s Class B common stock. Such purchases totaled $111,931,000,  $131,965,000, and $138,021,000 in 2007, 2006 and 2005. The purchase price of the engines and service parts is determined annually. The Company has an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually.

The Company is dependent on Suzuki for the near term supply of most of its engines and related service parts. An interruption of this supply could have a material adverse effect on the Company’s operations. Certain raw materials and services are purchased from vendors in which certain of the Company’s directors are officers or significant shareholders. In 2007, 2006 and 2005, these transactions aggregated $127,000, $2,580,000 and $2,678,000.

I INCOME TAXES

Income tax expense consists of the following for the years ended March 31:

	2007	2006	2005
Current
Federal	$14,472,000	$11,017,000	$9,166,000
State	1,826,000	478,000	1,117,000
Deferred	(6,322,000)	(1,055,000)	2,666,000
	$9,976,000	$10,440,000	$12,949,000

The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended March 31:

	2007	2006	2005
Statutory income tax rate	35.0%	35.0%	35.0%
State taxes	2.7	1.3	1.8
Tax exempt interest	(0.4)	(0.6)	(0.7)
Foreign sales corporation	(3.5)	(2.5)	(3.2)
Other permanent differences	(2.7)	(2.7)	(1.5)
	31.1%	30.5%	31.4%

The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes under the liability methods are as follows at March 31:

	2007	2006
Short-term deferred income tax assets
Accrued expenses	$14,278,000	$8,065,000
Inventory capitalization and adjustments	2,369,000	2,412,000
Other	302,000	301,000
Short-term deferred income tax liability
Prepaid expenses and other	(2,088,000)	(1,968,000)
Net short-term deferred tax asset	$14,861,000	$8,810,000
Long-term deferred income tax liability
Property and equipment	$11,787,000	$11,469,000
Long-term deferred tax liability	$11,787,000	$11,469,000

J COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At March 31, 2007, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $47,727,000.  The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

K SHAREHOLDERS’ EQUITY

Stock Option Plans

The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant. At March 31, 2007, the Company had  251,942 shares of common stock available for grant under the plans.

Transactions under the plans during each of the three years in the period ended March 31, are summarized as follows:

	Number of	Weighted
	shares under	average
	option	exercise price
Outstanding at April 1, 2004	1,128,778	$15.72
Granted	274,000	27.60
Cancelled	(1,000)	12.00
Exercised	(115,762)	12.35
Outstanding at March 31, 2005	1,286,016	18.56
Granted	338,500	21.69
Exercised	(56,167)	16.07
Outstanding at March 31, 2006	1,568,349	19.30
Granted	306,000	17.81
Cancelled	(137,500)	22.70
Exercised	(70,817)	15.18
Outstanding at March 31, 2007	1,666,032	$18.92

Options exercisable at March 31 are as follows:

	Number of shares under option	Weighted average exercise price
2005	762,189	$15.51
2006	1,013,522	$17.17
2007	1,155,038	$18.26

The following tables summarize information concerning currently outstanding and exercisable stock options at March 31, 2007:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.11	11,814	1.4 years	$6.11
9.38 –13.33	225,906	2.2 years	11.04
15.33 –21.96	1,189,312	7.0 years	18.81
25.45 –28.00	239,000	4.7 years	27.59
	1,666,032		$18.92

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$6.11	11,814	$6.11
9.38 –13.33	225,906	11.04
15.33 –21.96	745,649	18.48
25.45 –28.00	171,669	27.59
	1,155,038	$18.26

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

Share Repurchase Authorization

The Company invested $19,773,000, $14,931,000 and $25,329,000  during 2007, 2006 and 2005 to repurchase and cancel 1,134,800, 726,500 and 1,023,000  shares of common stock, pursuant to Board of Directors’ authorizations. Included in the 2007 repurchases are 615,000 shares of Class B stock from Suzuki Motor Corporation, repurchased for $10,781,000 or $17.53 per share.  At March 31, 2007, authorization to repurchase $10,763,000 or approximately 552,000 shares remain outstanding.

L Segment Reporting

Sales to foreign customers, located primarily in Canada, amounted to $228,008,000, $204,132,000 and $171,075,000 in 2007, 2006 and 2005. The Company has identifiable long-lived assets of approximately $2,869,000 and $1,100,000 located in Canada and Europe at March 31, 2007 and 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Arctic Cat Inc.

We have audited the accompanying consolidated balance sheets of Arctic Cat Inc. and subsidiaries as of March 31, 2007 and March 31, 2006, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note A to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment effective April 1, 2007.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arctic Cat Inc. and subsidiaries as of March 31, 2007 and March 31, 2006 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arctic Cat Inc.’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 11, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of Arctic Cat Inc. and subsidiaries internal control over financial reporting.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
June 11, 2007

ARCTIC CAT INC. EXHIBIT INDEX

EXHIBIT NUMBER	METHOD OF FILING
3(a)	Amended and Restated Articles of Incorporation of the Company	(3)

3(b)	Restated By-Laws of the Company	(1)

4(a)	Form of specimen Common Stock Certificate	(1)

4(b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(4)

10(a)	1989 Stock Option Plan, as amended	(3)

10(b)	1995 Stock Plan, as amended	(3)

10(c)	Purchase/Supply Agreement dated as of March 1, 1985 between Suzuki Motor Co., Ltd. and the Company, and related Agreement on Implementation of Warranty Provision.	(1)

10(d)	Form of Employment Agreement between the Company and each of its executive officers	(1)

10(e)	Floorplan Repurchase Agreement dated July 13, 1984, between the Company and ITT Commercial Finance Corp.	(1)

10(f)	Floorplan Repurchase Agreement dated as of June 15, 1988, between the Company and ITT Commercial Finance, a division of ITT Industries of Canada, Ltd.	(1)

10(g)	Discretionary Revolving Credit Facility, dated as of June 6, 1997, between the Company and Wells Fargo Bank Minnesota, National Association.	(3)

10(h)	2002 Stock Plan	(5)

10(i)	Form of incentive stock option agreement for 2002 Stock Plan	(7)

10(j)	Form of non-qualified stock option agreement for 2002 Stock Plan	(7)

10(k)	Form of Director non-qualified stock option agreement for 2002 Stock Plan	(7)

10(l)	Program agreement, dated as of January 20, 2003, by and between Arctic Cat Sales Inc. and Textron Financial Corporation (Confidential treatment pursuant to 17 CFR Sections 200.80(b) and 240.246-2 has been granted for certain portions of this exhibit. Such portions have been omitted herein and have been filed separately with the SEC.)	(6)

10(m)	Repurchase Agreement, dated as of January 20, 2003, by and between Arctic Cat Sales Inc. and Textron Financial Corporation.	(6)

21	Subsidiaries of the Registrant	(2)

23	Consent of Independent Registered Public Accounting Firm	(2)

31.1	Section 302 Certification of Chief Executive Officer	(2)

31.2	Section 302 Certification of Chief Financial Officer	(2)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)

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