Form 10-Q
period 2007-06-30
ARCTIC CAT INC
filed 2007-08-09
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:   0-18607

ARCTIC CAT INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

601 Brooks Avenue South, Thief River Falls, Minnesota	56701
(Address of principal executive offices)	(Zip Code)

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

At August 6, 2007, 12,279,385 shares of Common Stock and 6,102,000 shares of Class B Common Stock of the Registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	March 31,
	2007	2007
ASSETS
CURRENT ASSETS
Cash and equivalents	$5,013,000	$36,217,000
Short-term investments	445,000	39,060,000
Accounts receivable, less allowances	44,024,000	40,428,000
Inventories	149,534,000	98,524,000
Prepaid expenses	4,241,000	3,488,000
Income taxes receivable	1,004.000	—
Deferred income taxes	15,837,000	14,861,000

Total current assets	220,098,000	232,578,000
PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	186,671,000	184,119,000
Land, buildings and improvements	28,572,000	28,568,000

	215,243,000	212,687,000
Less accumulated depreciation	129,106,000	123,566,000

	86,137,000	89,121,000
OTHER ASSETS
Goodwill, intangibles and other assets	4,266,000	4,505,000

Total other assets	4,266,000	4,505,000

	$310,501,000	$326,204,000
LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES
Notes payable	$1,500,000	$—
Accounts payable	74,253,000	60,440,000
Accrued expenses	43,047,000	53,512,000
Income taxes payable	—	8,244,000

Total current liabilities	118,800,000	122,196,000

DEFERRED INCOME TAXES	11,565,000	11,787,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 12,316,685 at June 30, 2007; 12,259,423 at March 31, 2007	123,000	123,000
Class B common stock, par value $.01; 7,560,000 shares authorized; issued, and outstanding, 6,102,000 at June 30, 2007 and at March 31, 2007.	61,000	61,000
Additional Paid in Capital	767,000	—
Accumulated other comprehensive income(loss)	(2,295,000)	2,117,000
Retained earnings	181,480,000	189,920,000
	180,136,000	192,221,000

	$310,501,000	$326,204,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

	Three Months
	Ended June 30,
	2007	2006

Net sales	$87,862,000	$96,418,000

Cost of goods sold	75,044,000	80,137,000

Gross profit	12,818,000	16,281,000

Selling, general and administrative expenses	23,223,000	22,844,000

Operating Loss	(10,405,000)	(6,563,000)

Other income (expense)
Interest income	430,000	243,000
Interest expense	(61,000)	(212,000)

	369,000	31,000

Earnings (Loss) before income taxes	(10,036,000)	(6,532,000)

Income tax expense (benefit)	(2,881,000)	(2,000,000)

Net earnings (loss)	$(7,155,000)	$(4,532,000)
Net earnings (loss) per share
Basic	$(0.39)	$(0.23)
Diluted	$(0.39)	$(0.23)

Weighted average shares outstanding
Basic	18,397,000	19,417,000
Diluted	18,397,000	19,417,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net earnings (loss)	$(7,155,000)	$(4,532,000)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	5,667,000	5,601,000
Loss on the disposal of fixed assets	—	352,000
Deferred income taxes	1,628,000	(843,000)
Stock based compensation expense	462,000	274,000
Changes in operating assets and liabilities:
Trading securities	38,614,000	27,284,000
Accounts receivable	(4,281,000)	1,473,000
Inventories	(50,857,000)	(75,337,000)
Prepaid expenses	(618,000)	25,000
Accounts payable	5,047,000	6,728,000
Accrued expenses	(10,481,000)	(4,807,000)
Income taxes	(9,248,000)	(1,271,000)
Net cash used in operating activities	(31,222,000)	(45,053,000)

Cash flows from investing activities
Purchase of property and equipment	(2,111,000)	(6,716,000)
Sale and maturity of available-for-sale securities	—	351,000
Net cash used in investing activities	(2,111,000)	(6,365,000)

Cash flows from financing activities
Checks written is excess of bank balances	1,563,000	—
Proceeds from short-term borrowings	24,650,000	51,000,000
Payments on short-term borrowings	(23,150,000)	(24,700,000)
Proceeds from issuance of common stock	2,537,000	1,075,000
Tax benefit from stock option exercises	475,000	89,000
Dividends paid	(1,285,000)	(1,359,000)
Repurchase of common stock	(2,707,000)	(2,051,000)
Net cash provided by financing activities	2,083,000	24,054,000

Effect of exchange rate changes on cash and equivalents	46,000	78,000

Net decrease in cash and equivalents	(31,204,000)	(27,286,000)

Cash and equivalents at the beginning of period	36,217,000	40,075,000
Cash and equivalents at the end of period	$5,013,000	$12,789,000

Supplemental disclosure of cash payments for income taxes	$4,264,000	$7,000

Supplemental disclosure of non-cash investing and financing activities:

As of June 30, 2007 and 2006, property and equipment purchases of $449,000 and $1,084,000 were included in accounts payable.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the three month periods ended June 30, 2007 and 2006 and cash flows for the three month periods ended June 30, 2007 and 2006.  Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2007 is derived from the audited balance sheet as of that date.

Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses.  Actual results could differ from those estimates.

Certain 2006 amounts have been reclassified to conform with the 2007 financial statement presentation. The reclassification had no effect on previously reported operating results.

NOTE B–STOCK BASED COMPENSATION

At June 30, 2007, the Company had stock based compensation plans, all previously approved by the shareholders. Stock options granted under these plans generally vest ratably over one to three years of service, have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined. At June 30, 2007, the Company had approximately 255,000 shares available for future grant under its stock option plans.

On April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payments (SFAS 123(R)), which requires the fair value of all share-based payment transactions, including stock options, be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. The Company has elected the modified prospective transition method in applying SFAS 123(R). Accordingly, periods prior to adoption have not been restated. Under this transition method, the Company will apply the provisions of SFAS 123(R) to new awards modified, repurchased, or cancelled after April 1, 2006. Additionally, the Company recognizes compensation cost for the portion of awards for which the requisite service was not rendered (unvested awards) that were outstanding as of April 1, 2006, as the remaining service is rendered. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS 123(R). At June 30, 2007, the Company had $2,300,000 of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended June 30, 2007 and 2006, the Company recorded compensation expense of $462,000 and $274,000 related to the adoption of SFAS 123(R),

which has been included in selling, general and administrative expenses. The Company’s total stock-based compensation related expense reduced both basic and diluted earnings per share by $0.02 and $0.01 for the three months ended June 30, 2007 and 2006.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company did not grant any stock options  during the three months ended June 30, 2007.

Option transactions under the plans during the three months ended June 30, 2007 are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2007	1,666,032	$18.92
Granted	—	—
Exercised	(197,862)	12.82
Cancelled	(3,000)	20.36
Outstanding at June 30, 2007	1,465,170	$19.75	6.40	$2,796,000
Exercisable at June 30, 2007	954,176	$19.38	6.15	$2,278,000

The aggregate intrinsic value is based on the Company’s June 30, 2007 common share market value for in-the-money options.

The following information applies to options outstanding at June 30, 2007.

Options Outstanding

Range of exercise prices	Number outstanding at period end	Weighted- average remaining contractual life	Weighted- average exercise price
$6.11	5,907	1.10	$6.11
9.38-13.33	113,950	1.21	10.79
15.33-21.96	1,106,313	6.89	19.05
25.45-28.00	239,000	6.74	27.59
	1,465,170	6.40	$19.75

Options Exercisable

Range of exercise price	Number exercisable at period end	Weighted- average exercise price
$6.11	5,907	$6.11
9.38-13.33	113,950	10.79
15.33-21.96	662,650	18.84
25.45-28.00	171,669	27.59
	954,176	$19.38

NOTE C-NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.  Options to purchase 790,980 and 782,166 shares of common stock with weighted average exercise prices of $23.23 and $23.27 were outstanding during the three months ended June 30, 2007 and 2006, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following:

	Three Months Ended
	June 30,
	2007	2006
Number of common shares outstanding	18,397,000	19,417,000

Dilutive effect of option plan	—	—

Common and potential common shares outstanding - diluted	18,397,000	19,417,000

NOTE D-SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	June 30,	March 31,
	2007	2007
Trading securities	$93,000	$38,707,000
Available-for-sale debt securities	352,000	353,000

	$445,000	$39,060,000

NOTE E-INVENTORIES

Inventories consist of the following:

	June 30,	March 31,
	2007	2007
Raw materials and sub-assemblies	$41,052,000	$23,591,000
Finished goods	75,751,000	44,058,000
Parts, garments and accessories	32,731,000	30,875,000

	$149,534,000	$98,524,000

NOTE F-ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	March 31,
	2007	2007
Marketing	$10,365,000	$16,874,000
Compensation	4,652,000	9,044,000
Warranties	17,162,000	17,974,000
Insurance	7,787,000	7,440,000
Other	3,081,000	2,180,000

	$43,047,000	$53,512,000

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

	2007	2006

Balance at beginning of period	$17,974,000	$14,203,000
Warranty provision	1,687,000	1,741,000
Warranty claim payments	(2,499,000)	(1,623,000)
Balance at end of period	$17,162,000	$14,321,000

NOTE H-SHAREHOLDERS’ EQUITY

Dividend Declaration

On August 8, 2007, the Company announced that it’s Board of Directors declared a regular quarterly cash dividend of $0.07 per share, payable on or about September 4, 2007 to shareholders of record on August 24, 2007.

Share Repurchase

In October 2006, the Company’s Board of Director’s approved a $20,000,000 repurchase program for the share repurchase program. During the three months ended June 30, 2007 and 2006, the Company invested $2,707,000 and $2,051,000, respectively, to repurchase and cancel 140,600 and 112,500 shares, respectively, pursuant to the Board of Directors’ authorizations. At June 30, 2007, authorization to repurchase up to $8,056,000, or approximately 407,000 shares, remains outstanding.

Additional Paid-in-Capital

During the three months ended June 30, 2007 and 2006 additional paid-in-capital increases of $3,473,000 and $1,437,000 from the exercise of stock options and the expensing of stock based compensation under the SFAS 123(R) were offset by share repurchases of $2,706,000 and $2,050,000. During the three months ended June 30, 2007 and 2006, additional paid-in capital increases of $462,000 and $274,000 were recorded under SFAS 123(R).

Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss), net of taxes, during the following periods were as follows:

	Three months ended June 30,
	2007	2006
Total Accumulated Other Comprehensive
Income (Loss)
Balance at beginning of period	$2,117,000	$(440,000)
Unrealized loss on securities available-for-sale, net of tax	(1,000)	(6,000)
Unrealized gain (loss) on derivative instruments, net of tax	(4,813,000)	(310,000)
Foreign currency translation adjustment	402,000	1,084,000

Balance at end of period	$(2,295,000)	$328,000

Other comprehensive income (loss) was as follows:

	Three months ended June 30,
	2007	2006
Net earnings (loss)	$(7,155,000)	$(4,532,000)
Unrealized loss on securities available-for-sale, net of tax	(1,000)	(6,000)
Unrealized loss on derivative instruments, net of tax	(4,813,000)	(310,000)
Foreign currency translation adjustment	402,000	1,084,000

Total Other Comprehensive Income (Loss)	$(11,567,000)	$(3,764,000)

Note I-COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At June 30, 2007 the Company’s contingent maximum repurchase obligation was approximately $50,294,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

During the first quarter of the 2008 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company resulted in no cumulative effect of accounting change being recorded by the Company as of April 1, 2007. The Company had liabilities recorded related to unrecognized tax benefits totaling $4,510,000 at June 30, 2007 and March 31, 2007. At March 31, 2007 the liability was classified as Income taxes payable. The June 30, 2007 liability was classified as an offset to income taxes receivable in the accompanying consolidated balance sheets in accordance with FIN 48. The Company recognizes potential interest and penalties related to income tax positions as a component of the Provision of Income Taxes on the Consolidated statements of income. The Company had reserves related to potential interest and penalties of $750,000 recorded as a component of the liability at June 30, 2007. The entire amount of the liability at June 30, 2007, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months. With few exceptions, the Company is no longer subject to federal, state, or foreign income tax examinations for years prior to 2004.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arctic Cat Inc. (the “Company”) designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, as well as related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota.  The Company markets its products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, the Middle East, Asia, and other international markets. The Arctic Cat brand name has existed for more than 45 years and is among the most widely recognized and respected names in the snowmobile industry.  The Company trades on the NASDAQ Global Select Market under the symbol “ACAT”.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006.

Net sales for the first quarter of fiscal 2008 decreased 8.9% to $87,862,000 from $96,418,000 for the first quarter of fiscal 2007. Snowmobile sales decreased 43.1% to $11,888,000 for the first quarter of 2008 from $20,910,000 for the same quarter in fiscal 2007, primarily due to the previously announced 30 percent reduction in snowmobile production in fiscal 2008. ATV sales decreased 0.7% to $59,716,000 for the first quarter of 2008 from $60,151,000 for the same quarter in fiscal 2007. Parts, garments and accessory sales increased 5.9% to $16,258,000 for the first quarter of 2008 from

$15,357,000 in the same quarter in fiscal 2007. Snowmobile unit volume decreased 38.6% and ATV unit volume decreased 9.5% for the first quarter of fiscal 2008 compared to the same quarter last year. For fiscal 2008, the Company expects snowmobile sales to decrease approximately 30%, ATV sales to increase 5%-7%, and parts, garments, and accessories sales to be flat to slightly down resulting in a decrease of 6%-8% in net sales for fiscal 2008.

Gross profit for the first quarter of fiscal 2008 decreased 21.3% to $12,818,000 from $16,281,000 for the same quarter in fiscal 2007.  The quarterly gross profit percentage for the first quarter in fiscal 2008 was 14.6%, compared to 16.9% for the first quarter in fiscal 2007. The quarterly decrease in gross profit percentage was primarily due to a lower amount of snowmobiles in the sales mix, and increased ATV sales incentives.

Operating expenses for the first quarter of fiscal 2008 increased 1.7% to $23,223,000 from $22,844,000 for the first quarter of last year. As a percent of sales, operating expenses were 26.4% for the first quarter of fiscal 2008 versus 23.7% for the same quarter last year.  The quarterly increase in operating expenses resulted primarily from Canadian currency exchange losses versus gains in the same period last year and increased selling, general and administrative costs related to our European subsidiary.

Interest income for the first quarter of fiscal 2008 increased to $430,000 from $243,000 for the first quarter of last year.  Interest expense decreased to $61,000 from $212,000 for the first quarter of fiscal 2008 compared to the first quarter of last year.  Interest income was primarily affected by the higher cash levels at the beginning of our fiscal year compared to last year and lower finished units carried in inventory during the first quarter.  Interest expense was also affected by the higher cash balances and lower finished units carried in inventory that resulted in decreased borrowings from the Company’s line of credit during the first quarter of fiscal 2008 compared to the same period last year.

The net loss for the first quarter of fiscal 2008 was $7,155,000, or $0.39 per diluted share, compared to a net loss of $4,532,000 or $0.23 per diluted share for the same period last year.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin.  During the three months ended June 30, 2007, the Company paid $2,707,000 to repurchase its common shares compared to $2,051,000 for the same three month period of the prior year. Cash and short-term investments were $5,438,000 and $14,963,000 at June 30, 2007 and 2006, respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

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

Significant Accounting Policies

See the Company’s most recent Annual Report on Form 10-K for the year ended March 31, 2007 for a discussion of its critical accounting policies.

Recent Accounting Pronouncement

During the first quarter of the 2008 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company resulted in no cumulative effect of accounting change being recorded by the Company as of April 1, 2007. The Company had liabilities recorded related to unrecognized tax benefits totaling $4,510,000 at June 30, 2007 and March 31, 2007. At March 31, 2007 the liability was classified as Income taxes payable. The June 30, 2007 liability was classified as an offset to income taxes receivable in the accompanying consolidated balance sheets in accordance with FIN 48. The Company recognizes potential interest and penalties related to income tax positions as a component of the Provision of Income Taxes on the consolidated statements of income. The Company had reserves related to potential interest and penalties of $750,000 recorded as a component of the liability at June 30, 2007. The entire amount of the liability at June 30, 2007, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months. With few exceptions, the Company is no longer subject to federal, state, or foreign income tax examinations for years prior to 2004.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements.  This form 10-Q contains forward-looking statements that reflect the Company’s current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” and other expressions that indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix and volume; competitive pressure on sales, pricing and sales incentives; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines from Suzuki; warranty expenses and product recalls; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of reserves  or insured amounts; environmental and product safety regulatory activity; effects of the weather; general economic conditions and political changes, interest rate changes and consumer demand and confidence. The Company does not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risk relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2007. As of June 30, 2007 the Company has notional Japanese yen and Canadian dollar denominated cash flow hedges of approximately $28.8 million (USD) and $98.6 million (USD), respectively, with a weighted average contract exchange rate of 118 and 1.16 respectively. The fair values of the Japanese yen and Canadian dollar hedge contracts at June 30, 2007 represent an unrealized loss of $6,736,000. A ten percent fluctuation in the currency rates as of June 30, 2007 would have resulted in a change in the fair value of the Japanese yen and Canadian dollar hedge contracts of approximately $2,878,000 and $9,855,000, respectively. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

Information regarding inflation, foreign currency exchange rates and interest rates, is discussed within “Quantitative and Qualitative Disclosures About Market Risk – Inflation, Foreign Exchange Rates and Interest Rates” and Footnote A to the Financial Statements in the 2007 Annual Report on Form 10-K.  Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and is not deemed to be significant.

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

There were no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	0	$—	0	604,672
May 1, 2007 – May 31, 2007	24,900	$19.06	24,900	537,548
June 1, 2007 – June 30, 2007	115,700	$19.29	115,700	406,881

The Company purchases Company common stock to offset the dilution created by employee stock option programs and because the Board of Directors believes investment in the Company’s common stock is an excellent use of its excess cash.

On October 30, 2006 the Company announced that its Board of Directors had approved a $20,000,000 repurchase program. Authority over pricing and timing under this program has been delegated to management and there is no expiration date for this program.

The Company has executed the Company stock purchases in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 and there have been no other purchases by the Company of its common stock during the quarter.

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

ARCTIC CAT INC.

Date:	August 9, 2007	By	/s/ Christopher A Twomey
Christopher A. Twomey
Chief Executive Officer

Date:	August 9, 2007	By	/s/ Timothy C Delmore
Timothy C. Delmore
Chief Financial Officer