Form 10-Q
period 2007-09-30
ARCTIC CAT INC
filed 2007-11-08
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:   0-18607

ARCTIC CAT INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

601 Brooks Avenue South, Thief River Falls, Minnesota	56701
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐    No  ☒

At November 7, 2007, 11,846,385 shares of Common Stock and 6,102,000 shares of Class B Common Stock of the Registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	March 31,
	2007	2007
ASSETS
CURRENT ASSETS
Cash and equivalents	$5,949,000	$36,217,000
Short-term investments	451,000	39,060,000
Accounts receivable, less allowances	63,779,000	40,428,000
Inventories	175,799,000	98,524,000
Prepaid expenses	2,504,000	3,488,000
Deferred income taxes	20,174,000	14,861,000
Total current assets	268,656,000	232,578,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	191,565,000	184,119,000
Land, buildings and improvements	28,578,000	28,568,000
	220,143,000	212,687,000
Less accumulated depreciation	137,825,000	123,566,000
	82,318,000	89,121,000
OTHER ASSETS
Goodwill, intangibles and other assets	4,345,000	4,505,000
Total other assets	4,345,000	4,505,000
	$355,319,000	$326,204,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$95,328,000	$60,440,000
Accrued expenses	52,923,000	53,512,000
Income taxes payable	8,634,000	8,244,000
Total current liabilities	156,885,000	122,196,000

DEFERRED INCOME TAXES	11,343,000	11,787,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 11,999,385 at September 30, 2007; 12,259,423 at March 31, 2007	120,000	123,000
Class B common stock, par value $.01; 7,560,000 shares authorized; issued, and outstanding, 6,102,000 at September 30, 2007 and at March 31, 2007.	61,000	61,000
Additional Paid in Capital	—	—
Accumulated other comprehensive income(loss)	(3,187,000)	2,117,000
Retained earnings	190,097,000	189,920,000
	187,091,000	192,221,000
	$355,319,000	$326,204,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net sales	$205,210,000	$285,325,000	$293,072,000	$381,743,000
Cost of goods sold	151,031,000	225,716,000	226,075,000	305,853,000
Gross profit	54,179,000	59,609,000	66,997,000	75,890,000
Selling, general and administrative expenses	33,662,000	29,773,000	56,885,000	52,617,000
Operating Profit	20,517,000	29,836,000	10,112,000	23,273,000
Other income (expense)
Interest income	69,000	84,000	499,000	327,000
Interest expense	(391,000)	(814,000)	(452,000)	(1,026,000)
	(322,000)	(730,000)	47,000	(699,000)
Earnings before income taxes	20,195,000	29,106,000	10,159,000	22,574,000
Income tax expense	6,251,000	9,130,000	3,370,000	7,130,000
Net earnings	$13,944,000	$19,976,000	$6,789,000	$15,444,000
Net earnings per share
Basic	$0.77	$1.04	$0.37	0.80
Diluted	$0.76	$1.03	$0.37	0.79
Weighted average shares outstanding
Basic	18,225,000	19,298,000	18,311,000	19,357,000
Diluted	18,279,000	19,378,000	18,397,000	19,462,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net earnings	$6,789,000	$15,444,000
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation and amortization	15,126,000	14,416,000
Loss on the disposal of fixed assets	34,000	376,000
Deferred income taxes	(1,828,000)	(3,925,000)
Stock based compensation	1,313,000	954,000
Changes in operating assets and liabilities:
Trading securities	38,607,000	23,582,000
Accounts receivable	(23,763,000)	(53,013,000)
Inventories	(76,281,000)	(61,306,000)
Prepaid expenses	1,121,000	2,648,000
Accounts payable	21,573,000	27,412,000
Accrued expenses	(660,000)	4,776,000
Income taxes payable	390,000	10,931,000
Net cash used in operating activities	(17,579,000)	(17,705,000)
Cash flows from investing activities
Purchase of property and equipment	(7,575,000)	(14,810,000)
Purchase of other assets	(86,000)	—
Sale and maturity of available-for-sale securities	—	752,000
Net cash used in investing activities	(7,661,000)	(14,058,000)
Cash flows from financing activities
Checks written in excess of bank balance	2,939,000	—
Proceeds from short-term borrowings	87,075,000	120,776,000
Payments on short-term borrowings	(87,075,000)	(120,776,000)
Proceeds from issuance of common stock	2,537,000	1,075,000
Tax benefit from stock option exercises	475,000	89,000
Repurchase of common stock	(8,387,000)	(3,754,000)
Dividends paid	(2,552,000)	(2,708,000)
Net Cash used by financing activities	(4,988,000)	(5,298,000)
Effect of exchange rate changes on cash and equivalents	(40,000)	(39,000)
Net decrease in cash and equivalents	(30,268,000)	(37,100,000)
Cash and equivalents at the beginning of period	36,217,000	40,075,000
Cash and equivalents at the end of period	$5,949,000	$2,975,000
Supplemental disclosure of cash payments for income taxes	$4,332,000	$39,000
Supplemental disclosure of cash payments For interest	$321,000	$1,026,000

Supplemental disclosure of non-cash investing and financing activities:

As of September 30, 2007 and 2006, property and equipment purchases of $573,000 and $755,000 were included in accounts payable.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2007 and the results of operations for the three and six month periods ended September 30, 2007 and 2006 and cash flows for the six month periods ended September 30, 2007 and 2006. Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2007 is derived from the audited balance sheet as of that date.

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

NOTE B–STOCK BASED COMPENSATION

At September 30, 2007, the Company had stock based compensation plans, all previously approved by the shareholders. Stock options granted under these plans generally vest ratably over one to three years of service, have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined. At September 30, 2007, the Company had approximately 1,523,380 shares available for future grant under its stock option plans.

On April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payments (SFAS 123(R)), which requires the fair value of all share-based payment transactions, including stock options, be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. The Company has elected the modified prospective transition method in applying SFAS 123(R). Accordingly, periods prior to adoption have not been restated. Under this transition method, the Company will apply the provisions of SFAS 123(R) to new awards modified, repurchased, or cancelled after April 1, 2006. Additionally, the Company recognizes compensation cost for the portion of awards for which the requisite service was not rendered (unvested awards) that were outstanding as of April 1, 2006, as the remaining service is rendered. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS 123(R). At September 30, 2007, the Company had $3,337,000 of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended September 30, 2007 and 2006, the Company recorded compensation expense of $851,000 and $680,000 and for the six months ended September 30,

2007 and 2006 the Company recorded compensation expense of $1,313,000 and $954,000 related to the adoption of SFAS 123(R), which has been included in selling, general and administrative expenses. The Company’s total stock-based compensation related expense reduced both basic and diluted earnings per share by $0.03 and $0.02 for the three months ended September 30, 2007 and 2006 and by $0.05 and $0.03 for the six months ended September 30, 2007 and 2006.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2007:

Assumptions:
Dividend yield	1.3%
Average term	5 years
Volatility	30%
Risk-free rate of return	5%

Option transactions under the plans during the six months ended September 30, 2007 are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2007	1,666,032	$18.92
Granted	376,620	17.78
Exercised	(197,862)	12.82
Cancelled	(3,000)	20.36
Outstanding at September 30, 2007	1,841,790	$19.34	7.11	$926,000
Exercisable at September 30, 2007	1,223,009	$19.81	6.24	$926,000

The aggregate intrinsic value is based on the Company’s September 30, 2007 common share market value for in-the-money options.

The following information applies to options outstanding at September 30, 2007.

	Options Outstanding
Range of exercise prices	Number outstanding at period end	Weighted- average remaining contractual life	Weighted- average exercise price
$6.11	5,907	4.85	$6.11
9.38-13.33	113,950	4.71	10.79
15.33-21.96	1,482,933	7.42	18.72
25.45-28.00	239,000	6.43	27.59
	1,841,790	7.11	$19.34

	Options Exercisable
Range of exercise price	Number exercisable at period end	Weighted- average exercise price
$6.11	5,907	$6.11
9.38-13.33	113,950	10.79
15.33-21.96	865,818	18.96
25.45-28.00	237,334	27.59
	1,223,009	$19.81

NOTE C-NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 1,092,980 and 1,095,980 shares of common stock with weighted average exercise prices of $21.75 and $21.74 were outstanding during the three months ended September 30, 2007 and 2006 and options to purchase 941,980 and 939,073 shares of common stock with weighted average exercise prices of $22.37 and $22.38 were outstanding during the six months ended September 30, 2007 and 2006, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Number of common shares outstanding	18,225,000	19,298,000	18,311,000	19,357,000
Dilutive effect of option plan	54,000	80,000	86,000	105,000
Common and potential common shares outstanding - diluted	18,279,000	19,378,000	18,397,000	19,462,000

NOTE D-SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	September 30,	March 31,
	2007	2007
Trading securities	$100,000	$38,707,000
Available-for-sale debt securities	351,000	353,000
	$451,000	$39,060,000

NOTE E-INVENTORIES

Inventories consist of the following:

	September 30,	March 31,
	2007	2007
Raw materials and sub-assemblies	$44,279,000	$23,591,000
Finished goods	96,212,000	44,058,000
Parts, garments and accessories	35,308,000	30,875,000
	$175,799,000	$98,524,000

NOTE F-ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	March 31,
	2007	2007
Marketing	$13,112,000	$16,874,000
Compensation	6,474,000	9,044,000
Warranties	19,811,000	17,974,000
Insurance	11,668,000	7,440,000
Other	1,858,000	2,180,000
	$52,923,000	$53,512,000

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

	2007	2006
Balance at beginning of period	$17,974,000	$14,203,000
Warranty provision	6,304,000	8,041,000
Warranty claim payments	(4,467,000)	(3,649,000)
Balance at end of period	$19,811,000	$18,595,000

NOTE H–SHAREHOLDERS’ EQUITY

Dividend Declaration

On October 24, 2007, the Company announced that it’s Board of Directors declared a regular quarterly cash dividend of $0.07 per share, payable on or about December 1, 2007 to shareholders of record on November 9, 2007.

Share Repurchase

In October 2006, the Company’s Board of Director’s approved a $20,000,000 repurchase program for the share repurchase program. During the six months ended September 30, 2007 and 2006, the Company invested $8,387,000 and $3,754,000, respectively, to repurchase and cancel 457,900 and 212,500 shares, respectively, pursuant to the Board of Directors’ authorizations. At September 30, 2007, authorization to repurchase up to $2,376,000, or approximately 145,000 shares, remains outstanding.

Additional Paid-in-Capital

During the six months ended September 30, 2007 and 2006 additional paid-in-capital increases of $4,324,000 and $2,117,000 from the exercise of stock options and the expensing of stock based compensation under the SFAS 123(R) were offset by share repurchases of $4,324,000 and $3,127,000. During the six months ended September 30, 2007 and 2006, additional paid-in capital increases of $1,313,000 and $954,000 were recorded under SFAS 123 (R).

Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss), net of taxes, during the following periods were as follows:

	Six months ended September 30,
	2007	2006
Total Accumulated Other Comprehensive
Income (Loss)
Balance at beginning of period	$2,117,000	$(440,000)
Unrealized loss on securities available-for-sale, net of tax	(2,000)	(7,000)
Unrealized loss on derivative instruments, net of tax	(6,690,000)	(216,000)
Foreign currency translation adjustment	1,388,000	928,000
Balance at end of period	$(3,187,000)	$265,000

Other comprehensive income was as follows:

	Six months ended September 30,
	2007	2006
Net earnings	$6,789,000	$15,444,000
Unrealized loss on securities available-for-sale, net of tax	(2,000)	(7,000)
Unrealized loss on derivative instruments, net of tax	(6,690,000)	(216,000)
Foreign currency translation adjustment	1,388,000	928,000
Total Other Comprehensive Income	$1,485,000	$16,149,000

Note I–COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At September 30, 2007 the Company’s contingent maximum repurchase obligation was approximately $52,993,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

During the first quarter of fiscal 2008 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company resulted in no cumulative effect of accounting change being recorded by the Company as of April 1, 2007. The Company had liabilities recorded related to unrecognized tax benefits totaling $4,510,000 at September 30, 2007 and March 31, 2007. At September 30, 2007 and March 31, 2007 the liability was classified as Income taxes payable. The Company recognizes potential interest and penalties related to income tax positions as a component of the Provision of Income Taxes on the Consolidated statements of income. The Company had reserves related to potential interest and penalties of $750,000 recorded as a component of the liability at September 30, 2007. The entire amount of the liability at September 30, 2007, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months. With few exceptions, the Company is no longer subject to federal, state, or foreign income tax examinations for years prior to 2004.

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

Results of Operations

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006.

Net sales for the second quarter of fiscal 2008 decreased 28.1% to $205,210,000 from $285,325,000 for the second quarter of fiscal 2007, primarily due to the previously announced reduction in fiscal 2008 snowmobile production levels and a shift in ATV shipments to the third and fourth quarters, when certain new models are available. Snowmobile sales decreased 20.2% to $97,034,000 for the second quarter of 2008 from $121,532,000 for the same quarter in fiscal 2007. ATV sales decreased 42.1% to $77,547,000 for the second quarter of 2008 from $133,823,000 for the same quarter in fiscal 2007. Parts, garments and accessory sales increased 2.2% to $30,629,000 for the second quarter of 2008 from $29,970,000 in the same quarter in fiscal 2007. Snowmobile unit volume decreased 29.8% and ATV unit volume decreased 54.3% for the second quarter of fiscal 2008 compared to the same quarter last year. Net sales for the first six months of fiscal 2008 decreased 23.2% to $293,072,000 from $381,743,000 for the first six months of fiscal 2007, again due to the reduction in production and the shift in ATV shipments mentioned above. Year-to-date snowmobile sales decreased 23.5% to $108,922,000 from $142,442,000 compared to the first six months of fiscal 2007. ATV sales decreased 29.2% to $137,263,000 from 193,974,000 compared to the first six months of fiscal 2007, and parts, garments and accessory sales increased 3.4% to $46,887,000 from $45,327,000 compared to the first six months of fiscal 2007. Year-to-date snowmobile unit volume decreased 31.7% compared to the same period last year, while ATV unit volume decreased 37.9%. For fiscal 2008, the Company expects snowmobile sales to decrease approximately 30%, ATV sales to increase 5%-7%, and parts, garments, and accessories sales to be flat to slightly down resulting in a decrease of 6%-8% in net sales for fiscal 2008.

Gross profit for the second quarter of fiscal 2008 decreased 9.1% to $54,179,000 from $59,609,000 for the same quarter in fiscal 2007. The quarterly gross profit percentage for the second quarter in fiscal 2008 was 26.4%, compared to 20.9% for the second quarter in fiscal 2007. The year-to-date gross profit percentage was 22.9% compared to 19.9% for the same period last year. The quarterly and year-to-date increases in gross profit percentages were primarily due to a stronger Canadian dollar exchange rate and a higher percentage of parts, garments and accessories in the sales mix.

Operating expenses for the second quarter of fiscal 2008 increased 13.1% to $33,662,000 from $29,773,000 for the same quarter of last year. As a percent of sales, operating expenses were 16.4% for the second quarter of fiscal 2008 versus 10.4% for the same quarter last year. Year-to-date operating expense for the period ended September 30, 2007 increased 8.1% to $56,885,000 from $52,617,000 for the same period last year. As a percent of sales, operating expenses were 19.4% for the first six months of fiscal 2008 compared to 13.8% for the first six months of fiscal 2007. Both the quarterly and year-to-date increases in operating expenses resulted primarily from increased Canadian currency exchange losses and legal expenses compared to the same periods last year.

Interest income for the second quarter of fiscal 2008 decreased to $69,000 from $84,000 for the second quarter of last year and interest expense decreased to $391,000 from $814,000 for the second quarter of fiscal 2008 compared to the second quarter of last year. Year-to-date interest income increased to $499,000 from $327,000 and year-to-date interest expense decreased to $452,000 from $1,026,000. Interest income was primarily affected by the higher cash levels at the beginning of our fiscal year compared to last year. Interest expense was also affected by the higher cash balances that resulted in decreased borrowings from the Company’s line of credit during the first and second quarters of fiscal 2008 compared to the same period last year.

The net earnings for the second quarter of fiscal 2008 were $13,944,000, or $0.76 per diluted share. The Company reported net earnings for the second quarter of fiscal 2007 of $19,976,000, or $1.03 per diluted share. Net earnings for the first six months of fiscal 2008 were $6,789,000 or $0.37 per diluted share, compared to $15,444,000 or $0.79 per diluted share for the same periods last year.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin. During the three months ended September 30, 2007, the Company paid $8,387,000 to repurchase its common shares compared to $3,754,000 for the same six month period of the prior year. Cash and short-term investments were $6,400,000 and $8,448,000 at September 30, 2007 and 2006, respectively. The decrease in cash and short-term investments primarily resulted from decreased beginning of the year cash balances and later planned production and shipment of snowmobiles this fiscal year. The Company’s investment objectives are first, safety of principal and second, rate of return.

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

Recent Accounting Pronouncement

During the first quarter of fiscal 2008 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company resulted in no cumulative effect of accounting change being recorded by the Company as of April 1, 2007. The Company had liabilities recorded related to unrecognized tax benefits totaling $4,510,000 at September 30, 2007 and March 31, 2007. At September 30, 2007 and March 31, 2007 the liability was classified as Income taxes payable. The Company recognizes potential interest and penalties related to income tax positions as a component of the Provision of Income Taxes on the consolidated statements of income. The Company had reserves related to potential interest and penalties of $750,000 recorded as a component of the liability at September 30, 2007. The entire amount of the liability at September 30, 2007, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months. With few exceptions, the Company is no longer subject to federal, state, or foreign income tax examinations for years prior to 2004.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risk relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2007. As of September 30, 2007 the Company has notional Japanese yen and Canadian dollar denominated cash flow hedges of approximately $20.0 million (USD) and $99.8 million (USD), respectively, with a weighted average contract exchange rate of 116 and 1.09 respectively. The fair values of the Japanese yen and Canadian dollar hedge contracts at September 30, 2007 represent an unrealized loss of $9,716,000. A ten percent fluctuation in the currency rates as of September 30, 2007 would have resulted in a change in the fair value of the Japanese yen and Canadian dollar hedge contracts of approximately $1,999,000 and $9,984,000, respectively. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

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

There were no changes in internal control over financial reporting during the six months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number ofShares that May Yet be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	99,300	$18.88	99,300	341,130
August 1, 2007 – August 31, 2007	218,000	$17.46	218,000	140,493
Sept. 1, 2007 – Sept. 30, 2007	0	$—	0	145,217

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

Item 4. Submission of Matters to a Vote of Security Holders

a)              The Company held its Annual Meeting of Shareholders on August 8, 2007.

b)             The shareholders voted for the election of three nominees to serve for a three- year term ending in 2010. The vote was as follows:

Name of Candidate	For	Against
Susan E. Lester	10,636,309	281,681
David A. Roberts	10,727,289	190,701
Christopher A. Twomey	10,389,774	528,216

c)             The shareholders voted for the approval of the Arctic Cat Inc. 2007 Omnibus Stock and Incentive Plan. The vote was as follows:

For	Against	Abstain	Broker Non Vote
16,260,996	996,531	8,230	759,004

 The shareholders voted to ratify the appointment of Grant Thornton LLP as the independent registered public accounting firm for the current fiscal year. The vote was as follow:

For	Against	Abstain	Broker Non Vote
17,019,630	293,108	2,151	0

Item 6. Exhibits

Exhibit
Number	Description
3 (a)	Amended and Restated Articles of Incorporation of Company	(3)

3 (b)	Restated By-Laws of the Company	(1)

4 (a)	Form of Specimen Common Stock Certificate	(1)

4 (b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(4)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	(2)

31.2	CFO Certification pursuant section 302 of the Sarbanes-Oxley Act Of 2002.	(2)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	(2)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	(2)

(1)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984).
(2)	Filed with this Form 10-Q.
(3)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(4)	Incorporated by reference to Exhibit 1 to the Company’s Registration on Form 8-A filed with the SEC on September 20, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date: November 8, 2007	By	/s/ Christopher A Twomey
Christopher A. Twomey
Chief Executive Officer

Date: November 8, 2007	By	/s/ Timothy C Delmore
Timothy C. Delmore
Chief Financial Officer