Form 10-Q
period 2007-12-31
ARCTIC CAT INC
filed 2008-02-08
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended December 31, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:   0-18607

ARCTIC CAT INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

601 Brooks Avenue South, Thief River Falls, Minnesota	56701
(Address of principal executive offices)	(Zip Code)

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

Yes ☐     No ☒

At February 4, 2008, 11,833,485 shares of Common Stock and 6,102,000 shares of Class B Common Stock of the Registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	March 31,
	2007	2007
ASSETS
CURRENT ASSETS
Cash and equivalents	$951,000	$36,217,000
Short-term investments	103,000	39,060,000
Accounts receivable, less allowances	43,904,000	40,428,000
Inventories	162,332,000	98,524,000
Prepaid expenses	1,178,000	3,488,000
Income taxes receivable	1,316,000	—
Deferred income taxes	17,212,000	14,861,000
Total current assets	226,996,000	232,578,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	195,039,000	184,119,000
Land, buildings and improvements	28,980,000	28,568,000
	224,019,000	212,687,000
Less accumulated depreciation	147,291,000	123,566,000
	76,728,000	89,121,000

OTHER ASSETS
Goodwill, intangibles and other assets	4,349,000	4,505,000
Total other assets	4,349,000	4,505,000
	$308,073,000	$326,204,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$10,800,000	$—
Accounts payable	58,830,000	60,440,000
Accrued expenses	49,304,000	53,512,000
Income taxes payable	—	8,244,000
Total current liabilities	118,934,000	122,196,000

DEFERRED INCOME TAXES	11,121,000	11,787,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 11,833,485 at December 31, 2007; 12,259,423 at March 31, 2007	118,000	123,000
Class B common stock, par value $.01; 7,560,000 shares authorized; issued, and outstanding, 6,102,000 at December 31, 2007 and at March 31, 2007.	61,000	61,000
Additional Paid in Capital	—	—
Accumulated other comprehensive income	1,468,000	2,117,000
Retained earnings	176,371,000	189,920,000
	178,018,000	192,221,000
	$308,073,000	$326,204,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSSES)

(unaudited)

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
Net sales	$159,595,000	$228,114,000	$452,667,000	$609,857,000

Cost of goods sold	141,439,000	188,335,000	367,514,000	494,188,000
Gross profit	18,156,000	39,779,000	85,153,000	115,669,000

Selling, general and administrative expenses	32,700,000	28,917,000	89,585,000	81,534,000

Operating profit (loss)	(14,544,000)	10,862,000	(4,432,000)	34,135,000

Other income (expense)
Interest income	93,000	289,000	592,000	616,000
Interest expense	(448,000)	—	(900,000)	(1,026,000)
	(355,000)	289,000	(308,000)	(410,000)

Earnings (loss) before income taxes	(14,899,000)	11,151,000	(4,740,000)	33,725,000

Income tax expense (benefit)	(4,427,000)	2,970,000	(1,057,000)	10,100,000
Net earnings (loss)	$(10,472,000)	$8,181,000	$(3,683,000)	$23,625,000
Net earnings (loss) per share
Basic	$(0.58)	$0.43	$(0.20)	$1.23
Diluted	$(0.58)	$0.43	$(0.20)	$1.22

Weighted average shares outstanding
Basic	17,991,000	19,042,000	18,204,000	19,252,000
Diluted	17,991,000	19,124,000	18,204,000	19,349,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities
Net earnings (loss)	$(3,683,000)	$23,625,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	24,617,000	22,609,000
Loss on the disposal of fixed assets	34,000	414,000
Deferred income taxes	(1,548,000)	(3,641,000)
Stock based compensation	1,687,000	1,508,000
Changes in operating assets and liabilities:
Trading securities	38,604,000	6,838,000
Accounts receivable	(3,626,000)	(2,936,000)
Inventories	(62,342,000)	(37,991,000)
Prepaid expenses	2,452,000	3,369,000
Accounts payable	(12,682,000)	(7,989,000)
Accrued expenses	(4,333,000)	12,572,000
Income taxes payable	(9,560,000)	12,371,000
Net cash provided by (used in) operating activities	(30,380,000)	30,749,000

Cash flows from investing activities
Purchase of property and equipment	(11,783,000)	(19,016,000)
Purchase of other assets	(125,000)	(424,000)
Sale and maturity of available-for-sale securities	350,000	1,451,000
Net cash used in investing activities	(11,558,000)	(17,989,000)

Cash flows from financing activities
Checks written in excess of bank balance	7,680,000	—
Proceeds from short-term borrowings	162,575,000	120,776,000
Payments on short-term borrowings	(151,775,000)	(120,776,000)
Proceeds from issuance of common stock	2,537,000	1,075,000
Tax benefit from stock option exercises	475,000	89,000
Repurchase of common stock	(10,762,000)	(19,774,000)
Dividends paid	(3,808,000)	(4,055,000)
Net Cash provided by (used in) financing activities	6,922,000	(22,665,000)

Effect of exchange rate changes on cash and equivalents	(250,000)	(52,000)
Net decrease in cash and equivalents	(35,266,000)	(9,957,000)

Cash and equivalents at the beginning of period	36,217,000	40,075,000
Cash and equivalents at the end of period	$951,000	$30,118,000
Supplemental disclosure of cash payments for income taxes	$9,575,000	$1,286,000
Supplemental disclosure of cash payments for interest	$782,000	$1,026,000
Supplemental disclosure of non-cash investing and financing activities:
As of December 31, 2007 and 2006, property and equipment purchases of $176,000 and $1,341,000 were included in accounts payable.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2007 and the results of operations for the three and nine month periods ended December 31, 2007 and 2006 and cash flows for the nine month periods ended December 31, 2007 and 2006.  Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2007 is derived from the audited balance sheet as of that date.

Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses.  Actual results could differ from those estimates.

Certain fiscal 2007 amounts have been reclassified to conform with the fiscal 2008 financial statement presentation. The reclassification had no effect on previously reported operating results.

NOTE B-STOCK BASED COMPENSATION

At December 31, 2007, the Company had stock based compensation plans, all previously approved by the shareholders. Stock options granted under these plans generally vest ratably over one to three years of service, have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined. At December 31, 2007, the Company had approximately 1,491,380 shares available for future grant under its stock option plans.

On April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payments (SFAS 123(R)), which requires the fair value of all share-based payment transactions, including stock options, be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. The Company elected the modified prospective transition method in applying SFAS 123(R). Accordingly, periods prior to adoption have not been restated. Under this transition method, the Company will apply the provisions of SFAS 123(R) to new awards modified, repurchased, or cancelled after April 1, 2006. Additionally, the Company recognizes compensation cost for the portion of awards for which the requisite service was not rendered (unvested awards) that were outstanding as of April 1, 2006, as the remaining service is rendered. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS 123. At December 31, 2007, the Company had $3,017,000 of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended December 31, 2007 and 2006, the Company recorded compensation expense of $374,000 and $554,000 and for the nine months ended December 31, 2007 and 2006 the Company recorded compensation expense of $1,687,000 and $1,508,000 related to the adoption of SFAS 123(R), which has been included in selling, general and administrative expenses. The Company’s total stock-based compensation related expense increased both the basic and diluted loss per share by $0.02 and $0.09 for the three and and nine months ended December 31, 2007 and reduced both basic and diluted earnings per share by $0.02 and $0.05 for the three months and nine months ended December 31, 2006.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options granted during the nine months ended December 31, 2007:

Assumptions:
Dividend yield	1.3%
Average term	5 years
Volatility	30%
Risk-free rate of return	5%

Option transactions under the plans during the nine months ended December 31, 2007 are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2007	1,666,032	$18.92
Granted	408,620	17.43
Exercised	(197,862)	12.82
Cancelled	(14,655)	18.31
Outstanding at December 31, 2007	1,862,135	$19.25	6.92	$177,000
Exercisable at December 31, 2007	1,223,676	$19.81	5.99	$177,000

The aggregate intrinsic value is based on the Company’s December 31, 2007 common share market value for in-the-money options.

The following information applies to options outstanding at December 31, 2007.

	Options Outstanding
Range of exercise prices	Number outstanding at period end	Weighted- average remaining contractual life	Weighted- average exercise price
$9.38-13.33	119,857	4.45	$10.56
15.33-21.96	1,503,278	7.24	18.62
25.45-28.00	239,000	6.17	27.59
	1,862,135	6.92	$19.25

	Options Exercisable
Range of exercise price	Number exercisable at period end	Weighted- average exercise price
$9.38-13.33	119,857	10.56
15.33-21.96	866,485	18.96
25.45-28.00	237,334	27.59
	1,223,676	$19.81

NOTE C-NET EARNINGS (LOSS) PER SHARE

The Company’s basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive to earnings.  Options to purchase 1,710,278 and 1,095,980 shares of common stock with weighted average exercise prices of $19.97 and $21.74 were outstanding during the three months ended December 31, 2007 and 2006 and options to purchase 1,198,079 and 991,375 shares of common stock with weighted average exercise prices of $21.23 and $22.14 were outstanding during the nine months ended December 31, 2007 and 2006, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Number of common shares outstanding	17,991,000	19,042,000	18,204,000	19,252,000
Dilutive effect of option plan	—	82,000	—	97,000
Common and potential common shares outstanding - diluted	17,991,000	19,124,000	18,204,000	19,349,000

NOTE D-SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	December 31,	March 31,
	2007	2007
Trading securities	$103,000	$38,707,000
Available-for-sale debt securities	—	353,000
	$103,000	$39,060,000

NOTE E-INVENTORIES

Inventories consist of the following:

	December 31,	March 31,
	2007	2007
Raw materials and sub-assemblies	$37,666,000	$23,591,000
Finished goods	90,451,000	44,058,000
Parts, garments and accessories	34,215,000	30,875,000
	$162,332,000	$98,524,000

NOTE F-ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	March 31,
	2007	2007
Marketing	$16,881,000	$16,874,000
Compensation	2,971,000	9,044,000
Warranties	21,897,000	17,974,000
Insurance	5,585,000	7,440,000
Other	1,970,000	2,180,000
	$49,304,000	$53,512,000

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

	2007	2006
Balance at beginning of period	$17,974,000	$14,203,000
Warranty provision	9,604,000	14,186,000
Warranty claim payments	(5,681,000)	(8,140,000)
Balance at end of period	$21,897,000	$20,249,000

NOTE H-SHAREHOLDERS’ EQUITY

Dividend Declaration

On January 22, 2008, the Company announced that it’s Board of Directors declared a regular quarterly cash dividend of $0.07 per share, payable on or about March 3, 2008 to shareholders of record on February 14, 2008.

Share Repurchase

In October 2006, the Company’s Board of Director’s approved a $20,000,000 repurchase program for the share repurchase program. During the nine months ended December 31, 2007 and 2006, the Company invested $10,762,000 and $19,774,000, respectively, to repurchase and cancel 623,800 and 1,127,500 shares, respectively, pursuant to the Board of Directors’ authorizations. At December 31, 2007, no authorizations to repurchase shares remained outstanding. In January 2008 the Board of Directors approved a new share repurchase program of up to $10,000,000.

Additional Paid-in-Capital

During the nine months ended December 31, 2007 and 2006 additional paid-in-capital increases of $4,698,000 and $2,672,000 from the exercise of stock options and the expensing of stock based compensation under the SFAS 123(R) were offset by share repurchases of $4,698,000 and $3,682,000. During the nine months ended December 31, 2007 and 2006, additional paid-in capital increases of $1,687,000 and $1,508,000 were recorded under SFAS 123(R).

Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss), net of taxes, during the following periods were as follows:

	Nine months ended December 31,
	2007	2006
Total accumulated other comprehensive income (loss)
Balance at beginning of period	$2,117,000	$(440,000)
Unrealized loss on securities available-for-sale, net of tax	(2,000)	(10,000)
Unrealized gain (loss) on derivative instruments, net of tax	(2,501,000)	988,000
Foreign currency translation adjustment	1,854,000	1,653,000
Balance at end of period	$1,468,000	$2,191,000

Other comprehensive income (loss) was as follows:

	Nine months ended December 31,
	2007	2006
Net earnings (loss)	$(3,683,000)	$23,625,000
Unrealized loss on securities available-for-sale, net of tax	(2,000)	(10,000)
Unrealized gain (loss) on derivative instruments, net of tax	(2,501,000)	988,000
Foreign currency translation adjustment	1,854,000	1,653,000
Total other comprehensive income (loss)	$(4,332,000)	$26,256,000

Note I-COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At December 31, 2007 the Company’s contingent maximum repurchase obligation was approximately $48,051,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

NOTE J-RECENT ACCOUNTING PRONOUNCEMENTS

During the first quarter of fiscal 2008 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company resulted in no cumulative effect of accounting change being recorded by the Company as of April 1, 2007. The Company had liabilities recorded related to unrecognized tax benefits totaling $3,670,000 and $4,510,000 at December 31, 2007 and March 31, 2007. At March 31, 2007 the liability was classified as income taxes payable. The December 31, 2007 liability was classified as an offset to income taxes receivable in the accompanying condensed consolidated balance sheets in accordance with FIN 48. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of earnings (losses). The Company had reserves related to potential interest and penalties of $670,000 recorded as a component of the liability at December 31, 2007. The entire amount of the liability at December 31, 2007, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months. With few exceptions, the Company is no longer subject to federal, state, or foreign income tax examinations for years prior to 2004.

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

Results of Operations

THREE AND NINE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2006.

Net sales for the third quarter of fiscal 2008 decreased 30.0% to $159,595,000 from $228,114,000 for the third quarter of fiscal 2007, primarily due to the planned reduction in fiscal 2008 snowmobile production levels (and resulting sales levels) and the lower ATV sales. Snowmobile sales decreased 43.6% to $60,016,000 for the third quarter of 2008 from $106,352,000 for the same quarter in fiscal 2007. ATV sales decreased 23.6% to $70,109,000 for the third quarter of 2008 from $91,823,000 for the same quarter in fiscal 2007. Parts, garments and accessory sales decreased 1.6% to $29,470,000 for the third quarter of 2008 from $29,939,000 in the same quarter in fiscal 2007. Snowmobile unit volume decreased 41.1% and ATV unit volume decreased 24.5% for the third quarter of fiscal 2008 compared to the same quarter last year. Net sales for the first nine months of fiscal 2008 decreased 25.8% to $452,667,000 from $609,857,000 for the first nine months of fiscal 2007, due to the planned reduction in snowmobile production (and resulting sales levels) and lower ATV shipments that will better align dealer inventories with consumer demand. Year-to-date snowmobile sales decreased 32.1% to $168,938,000 from $248,794,000 compared to the first nine months of fiscal 2007. ATV sales decreased 27.4% to $207,372,000 from $285,798,000 compared to the first nine months of fiscal 2007, and parts, garments and accessory sales increased 1.5% to $76,357,000 from $75,265,000 compared to the first nine months of fiscal 2007. Year-to-date snowmobile unit volume decreased 35.6% compared to the same period last year, while ATV unit volume decreased 33.8%.

Gross profit for the third quarter of fiscal 2008 decreased 54.4% to $18,156,000 from $39,779,000 for the same quarter in fiscal 2007.  The quarterly gross profit percentage for the third quarter in fiscal 2008 was 11.4%, compared to 17.4% for the third quarter in fiscal 2007. The year-to-date gross profit percentage was 18.8% compared to 19.0% for the same period last year. The quarterly decrease in gross profit percentage was primarily due to Canadian sales incentives and discounts given to Canadian dealers to help offset a stronger Canadian dollar exchange rate as well as a less rich snowmobile sales mix.

Operating expenses for the third quarter of fiscal 2008 increased 13.1% to $32,700,000 from $28,917,000 for the same quarter of last year, primarily from increased Canadian currency exchange losses. As a percent of sales, operating expenses were 20.5% for the third quarter of fiscal 2008 versus 12.7% for the same quarter last year.  Year-to-date operating expense for the period ended December 31, 2007 increased 9.9% to $89,585,000 from $81,534,000 for the same period last year.  As a percent of sales, operating expenses were 19.8% for the first nine months of fiscal 2008 compared to 13.4% for the first nine months of fiscal 2007. The year-to-date increase in operating expenses resulted primarily from increased Canadian currency exchange losses and legal expenses compared to the same period last year.

Interest income for the third quarter of fiscal 2008 decreased to $93,000 from $289,000 for the third quarter of last year and interest expense was $448,000 for the third quarter of fiscal 2008 compared to zero interest expense for the third quarter of last year.  Year-to-date interest income decreased to $592,000 from $616,000 and year-to-date interest expense decreased to $900,000 from $1,026,000. Interest income was primarily affected by the higher cash levels at the beginning of our fiscal year compared to last year, and lower cash balances during the third quarter of fiscal 2008 due primarily to higher inventories.  Interest expense was also affected by the higher cash balances that resulted in decreased borrowings from the Company’s line of credit during the first and second quarters and increased borrowings during the third quarter of fiscal 2008 compared to the same period last year due primarily to higher inventories.

The net loss for the third quarter of fiscal 2008 was $10,472,000, or $0.58 per diluted share. The Company reported net earnings for the third quarter of fiscal 2007 of $8,181,000, or $0.43 per diluted share. The net loss for the first nine months of fiscal

2008 was $3,683,000 or $0.20 per diluted share, compared to net earnings of $23,625,000 or $1.22 per diluted share for the same periods last year.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle and as needed. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin.  During the nine months ended December 31, 2007, the Company paid $10,762,000 to repurchase its common shares compared to $19,774,000 for the same nine month period of the prior year. Cash and short-term investments were $1,054,000 and $51,631,000 at December 31, 2007 and 2006, respectively. The decrease in cash and short-term investments primarily resulted from increased inventories primarily due to the reduction of ATV shipments this fiscal year. The Company’s investment objectives are first, safety of principal and second, rate of return.

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

Recent Accounting Pronouncement

During the first quarter of fiscal 2008 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company resulted in no cumulative effect of accounting change being recorded by the Company as of April 1, 2007. The Company had liabilities recorded related to unrecognized tax benefits totaling $3,670,000 and $4,510,000 at December 31, 2007 and March 31, 2007. At March 31, 2007 the liability was classified as Income taxes payable. The December 31, 2007 liability was classified as an offset to income taxes receivable in the accompanying condensed consolidated balance sheets in accordance with FIN 48. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of earnings (losses). The Company had reserves related to potential interest and penalties of $670,000 recorded as a component of the liability at December 31, 2007. The entire amount of the liability at December 31, 2007, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months. With few exceptions, the Company is no longer subject to federal, state, or foreign income tax examinations for years prior to 2004.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for certain forward-looking statements.  This Form 10-Q contains forward-looking statements that reflect the Company’s current views with respect to future events and financial performance.  In addition, certain statements in our future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of Act. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” and other expressions that indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated ore referenced in forward-looking statements depending on a variety of factors, including, but not limited to, those described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and the following: product mix and volume; competitive pressure on sales, pricing and sales incentives; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines from Suzuki; warranty expenses and product recalls; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of reserves  or insured amounts; environmental and product safety regulatory activity; effects of the weather; general economic conditions and political changes, interest rate changes and consumer demand and confidence. The Company’s forward-looking statements speak only as of the date made and the Company does not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risk relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2007. As of December 31, 2007 the Company has notional Japanese yen and Canadian dollar denominated cash flow hedges of approximately $12.1 million (USD) and $61.5 million (USD), respectively, with a weighted average contract exchange rate of 114.0 and 1.05 respectively. The fair values of the Japanese yen and Canadian dollar hedge contracts at December 31, 2007 represent an unrealized loss of $3,066,000. A ten percent fluctuation in the currency rates as of December 31, 2007 would have resulted in a change in the fair value of the Japanese yen and Canadian dollar hedge contracts of approximately $1,213,000 and $6,152,000, respectively. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

Information regarding inflation, foreign currency exchange rates and interest rates, is discussed within “Quantitative and Qualitative Disclosures About Market Risk — Inflation, Foreign Exchange Rates and Interest Rates” and Footnote A to the Financial Statements in the 2007 Annual Report on Form 10-K.  Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and is not deemed to be significant.

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

There were no changes in internal control over financial reporting during the nine months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Oct. 1, 2007 — Oct. 31, 2007	53,000	$14.44	53,000	111,674
Nov. 1, 2007 — Nov. 30, 2007	112,900	$14.26	112,900	0
Dec. 1, 2007 — Dec. 31, 2007	0	$—	0	0

The Company purchases Company common stock to offset the dilution created by employee stock option programs and because the Board of Directors believes investment in the Company’s common stock is an excellent use of its excess cash.

On October 30, 2006 the Company announced that its Board of Directors had approved a $20,000,000 repurchase program. On January 4, 2008 the Company announced that its Board of Directors had approved a new $10,000,000 share repurchase program. Authority over pricing and timing under these programs has been delegated to management and there is no expiration date for these programs.

The Company has executed the Company stock purchases in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 and there have been no other purchases by the Company of its common stock during the quarter.

Item 6.  Exhibits

Exhibit
Number	Description
3 (a)	Amended and Restated Articles of Incorporation of Company(3)

3 (b)	Restated By-Laws of the Company(1)

4 (a)	Form of Specimen Common Stock Certificate(1)

4 (b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001(4)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.(2)

31.2	CFO Certification pursuant section 302 of the Sarbanes-Oxley Act Of 2002.(2)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.(2)

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

ARCTIC CAT INC.

Date: February 8, 2008	By	/s/ Christopher A Twomey
Christopher A. Twomey
Chief Executive Officer

Date: February 8, 2008	By	/s/ Timothy C Delmore
Timothy C. Delmore
Chief Financial Officer