Form 10-K
period 2008-03-31
ARCTIC CAT INC
filed 2008-06-13
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended March 31, 2008 or

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.01 par value.

Preferred Stock Purchase Rights.

Securities registered pursuant to Section 12(g) of the Act: None

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

                Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately: $296,138,659.

At June 2, 2008, the Registrant had 11,967,485 shares of Common Stock and 6,102,000 shares of Class B Common Stock outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement for its Annual Meeting Of Shareholders currently scheduled to be held on August 7, 2008 are incorporated by reference into Part iii of this Form 10-k, to the extent described in such Part.

ARCTIC CAT INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

Arctic Cat Inc., a Minnesota corporation, (the “Company” or “Arctic Cat”), is based in Thief River Falls, Minnesota. The Company operates in a single industry segment and designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat® brand name, as well as related parts, garments and accessories. The Company markets its products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for more than 45 years and is among the most widely recognized and respected names in the snowmobile industry. The Company trades on the NASDAQ Global Select Market under the symbol ACAT.

Industry Background

Snowmobiles – The snowmobile, developed in the 1950’s, was originally intended to be used as a utility vehicle, but today the overwhelming majority of the industry’s sales are for recreational use. Between the late 1950’s and early 1970’s, the industry expanded dramatically reaching a peak of over 100 manufacturers and a high of nearly 495,000 units sold to retail customers in North America in 1971. Today the number of major industry participants has decreased to four, Arctic Cat, Bombardier Recreational Products (BRP), Polaris and Yamaha. The Company believes there are currently more significant barriers to entry into the snowmobile market than existed in the 1970’s. These barriers include increased brand loyalty, long-standing dealer and distributor networks and relationships, limited engine sources, cost of four stroke engine development, manufacturing and engineering expertise and higher initial start-up costs. Industry-wide snowmobile sales to retail customers in North America were approximately 130,000 units for the 2008 model year.

All-Terrain Vehicles (ATVs) – The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. The most popular ATV use is general recreation, followed by hunting/fishing, farm/ranch use, hauling/towing, transportation, and commercial uses. From 1970 to 1986, the number of ATVs retailed in the United States continued to grow until reaching an initial peak of 535,000 units in 1986. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 147,000 units. Industry wide sales were 637,000 units in the United States and 88,500 units in Canada in calendar 2007. Major competitors in the industry include Honda, Yamaha, Kawasaki, BRP, Polaris and Suzuki.

Products

Snowmobiles – The Company produces a full line of snowmobiles, consisting of 41 models, marketed under the Arctic Cat brand name, and designed to satisfy various market niches. The 2008 Arctic Cat models carry suggested U.S. retail prices ranging from $5,499 to $12,699, excluding a youth model which is sold at a suggested U.S. retail price of $2,249. Arctic Cat snowmobiles are sold in the United States, Canada, Scandinavia and other international markets.

The Company’s 2008 year snowmobile models are categorized as  Performance,  Mountain, Crossover, Touring and Utility. The Company markets: Performance Arctic Cat models under the names F series and Jaguar ; Mountain models under the name M series; Crossover models under the name Crossfire; Touring models under the names Panther, and T series; and Utility models under the name Bearcat. In addition, to encourage family involvement in snowmobiling, the Company offers a youth snowmobile marketed under the AC120 name.

The Company believes the Arctic Cat brand name enjoys a premier image among snowmobile enthusiasts and that its snowmobiles have a long-standing reputation for quality, performance, fuel management, style, comfort, ride and handling. Arctic Cat snowmobiles offer a wide range of standard and optional features which enhance their operation, riding comfort and performance. Such features include hydraulic disc brakes, remote starters, heated seats and a technologically advanced front and rear suspension. Arctic Cat is the industry leader in fuel management technology offering an electronic fuel injection (EFI) system on most of its snowmobiles. The Company was the first in the snowmobile industry to utilize four stroke engines to reduce emissions. The Company subsequently introduced a snowmobile with a turbo charged four-stroke inter-cooled engine, and for the 2007 model year, the first four-stroke engine designed specifically for a snowmobile.

Arctic Cat focuses on new product development in order to grow its market share and introduces at least one new model every year. These new models are consistently the Company’s best sellers in their respective category. In the 2008 model year, approximately 80 percent of the Company’s snowmobile sales were from models or model variations not available three years earlier. Some recent examples of the success of Arctic Cat’s new products include the following: American Snowmobiler voted the 2008 TZ1 LXR the best touring sled for 2008, Sno X Magazine voted the 2008 TZ1 LXR the best touring sled ever, Affinity Powersports Media voted the 2008 Z1 Turbo Best of Class, Snow Tech Magazine  voted the 2007 Arctic Cat F8 the best riding and handling sled, and   Supertrax Magazine  voted the 2007 Arctic Cat Jaguar the best Twin Spar chassis sled.  Racers riding Arctic Cat snowmobiles won numerous events in the 2008 model year including the Winter X Games Snocross Gold Medal, The Alaskan Iron Dog Race, the WPSA Powersports Snowmobile Tour Pro Stock Points Championship, the USCC Triple Crown points championship, and both the Improved class and Mod class King titles at the Jackson Hole Hillclimb.

For the last three fiscal years ended 2008, 2007 and 2006 snowmobiles accounted for 26%, 32% and 32%, respectively, of the Company’s revenues.

All-Terrain Vehicles (ATVs) – In December 1995, the Company introduced its first ATV. Since that time the Arctic Cat line has grown to 24 models. Features like fully independent front and rear suspensions, hydraulic disc brakes, hi-low range transmission, long travel suspension with high ground clearance, MRP Speedracks, automatic transmissions, selectable 2WD/4WD shaft drive, locking differentials, newly introduced electronic fuel injection and a large fuel tank, all make Arctic Cat ATVs consumer friendly. The Company has special two rider models that provide a proper alternative for customers that want to ride double. The 2008 Arctic Cat ATV models carry suggested U.S. retail prices ranging from $3,599 to $10,499, excluding youth models which are sold at suggested U.S. retail price ranging from $1,799 to $2,299.

The Company introduced its new Prowler UTV into the utility ATV vehicle segment in 2006. The Prowler utilizes the Company’s 650cc and 700cc engines, a rear cargo box, dual bucket seats as well as Arctic Cat’s renowned long travel, suspension and ride characteristics. In fiscal year 2008 the UTV line consisted of three models with retail prices of $9,499 to $10,999.

In 2007 Arctic Cat introduced the industry’s first diesel ATV, capable of using biodiesel fuels and in 2008 the Company introduced the Thundercat 1000, the ATV with the largest displacement in the industry.

Arctic Cat has continued to expand into international markets by focusing on new product development, adding new distributors, entering new territories, and developing new markets. In July 2005, the Company acquired a 100% interest in a European company that markets ATVs which utilize the Company’s base ATV models. The Company completed this acquisition to further expand its ATV model offerings and strengthen its European presence.

Arctic Cat believes its ATVs are recognized for their power, durability, utility, suspension, style and are well received within the market. In 2005, ATV Illustrated voted the Prowler the best new UTV for sport and utility purposes. In 2006, All Terrain Vehicle Magazine awarded the Arctic Cat 250 the best entry level ATV and the Arctic Cat TRV as the best value. Farm Industry News awarded the Arctic Cat 400 4X4 best ground clearance in class.  In 2007, ATV Magazine crowned the Arctic Cat Prowler XT the best trail recreational side-by-side. In 2008, ATV Magazine nominated the Thundercat as ATV of the Year and All Terrain Vehicle Magazine  voted the Prowler XTX 700 as Best UTV in the Industry. Also in 2008, Affinity Powersports Media voted the Thundercat “Best in Class”.

For the last three fiscal years ended 2008, 2007, and 2006 ATVs  accounted for 56%, 55%, and 54%, respectively, of the Company’s revenues.

Parts, Garments and Accessories – The Company is the exclusive provider of genuine Arctic Cat snowmobile and ATV parts, garments and accessories. Included are replacement parts and accessory items to upgrade Arctic Cat snowmobiles such as electric start and reverse kits, luggage racks and bags, backrests, machine covers, windshields, and colored accessories. Other items include maintenance supplies such as oil and fuel additives, track studs and carbide runners. Arctic Cat ATV parts and accessories include winch kits, snow plow kits, MRP Speedrack accessories, portable lights, utility bags and maintenance supplies.

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

For the last three fiscal years ended 2008, 2007 and 2006 parts, garments and accessories accounted for 18%, 13% and 14%, respectively, of the Company’s revenues.

Manufacturing and Engineering

Arctic Cat snowmobiles and most ATVs are manufactured at the Company’s facilities in Thief River Falls, Minnesota. The Company’s European subsidiary has performed a portion of the manufacturing of the road ready ATVs for the European market. A Taiwanese company manufactures 50cc to 366cc ATVs for Arctic Cat. The Company also has a facility in Bucyrus, Ohio which houses its parts, garments and accessories distribution operations. The Company has strategically identified specific core manufacturing competencies for vertical integration and has chosen outside vendors to provide other parts. The Company has developed relationships with selected high quality vendors in order to obtain access to particular capabilities and technologies outside the scope of the Company’s expertise. The Company designs component parts often in cooperation with its vendors, contracts with them for the development of tooling, and then enters into agreements with these vendors to purchase component parts manufactured utilizing the tooling. In its vertically integrated operations, the Company manufactures foam seats, seat covers and machines, welds and paints other components.

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

Suzuki Motor Corporation (“Suzuki”) has manufactured snowmobile engines and through fiscal 2008 certain ATV engines for the Company pursuant to supply agreements which are automatically renewed annually unless terminated.  During late fiscal 2005, the Company began manufacturing certain of its own designed ATV engines as part of a strategic first step in a new engine program.  The Company believes that having the capability to design and manufacture its own ATV engines will enable Arctic Cat to offer customers more choices, provide excellent value, lower Japanese yen currency exposure and enhance its long-term competitive position.  In 2007, the Company transitioned its engine manufacturing from the Thief River Falls facility to its new facility in St. Cloud, Minnesota.  Beginning in fiscal 2009, substantially all the Company’s ATV’s will use engines that are produced from the Company’s engine facility or purchased separately or as part of the 50cc to 366cc units the Company receives from a Taiwanese supplier.

The Company and Suzuki have enjoyed an excellent relationship since the Company’s inception.  Suzuki purchased approximately 31% of the Company’s then outstanding capital stock in July 1988, prior to the Company’s initial public offering in July of 1990, and is currently the Company’s largest shareholder with approximately 34% of the Company’s outstanding capital stock.  If Suzuki were ever to cease supplying snowmobile engines to the Company, such an interruption could materially and adversely affect production and results of operations.  While notice of termination of the supply agreement may be given annually, effective termination of supply would take at least one model year and the Company believes it could take up to two model years for the Company or a new engine supplier to be in a position to manufacture the Company’s specially designed snowmobile engines.  As a consequence, the Company regularly evaluates alternative snowmobile engine supply sources.

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

The Company is committed to an ongoing engineering program dedicated to innovation and to continued improvements in the quality and performance of its products as well as new product introduction. The Company currently employs 150 individuals in the design and development of new and existing products, with an additional 32 individuals directly involved in the testing of snowmobiles and ATVs in normal and extraordinary conditions. In addition, snowmobiles and ATVs are tested in conditions and locations similar to those in which they are used. The Company uses computer-aided design and manufacturing systems to shorten the time between initial concept and final production. For fiscal years ended 2008, 2007, and 2006, the Company spent approximately $16,143,000, $17,756,000, and $17,067,000, respectively, on engineering, research and development. In addition, utilizing their particular expertise, the Company’s vendors regularly test and apply new technologies to the design and production of component parts.

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

The Company utilizes distributors outside the United States and Canada to take advantage of their knowledge and experience in their respective markets and to increase market penetration of its products. Canadian sales are made in Canadian dollars, nearly all of which is financed through certain Canadian financial institutions. Most sales to distributors outside North America are made in U.S. dollars and are supported to some extent by letters of credit.

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

Effects of Weather

While from time to time lack of snowfall in a particular region of the United States or Canada may adversely affect snowmobile retail sales within that region, the Company works to mitigate this effect by taking snowmobile orders in the spring for the following winter season. In the past, weather conditions have materially affected snowmobile sales and there is no assurance that weather conditions will not materially affect the Company’s future sales of snowmobiles, ATV’s and parts, garments and accessories.

Employees

At March 31, 2008, the Company had 1,630 employees including 380 salaried and 1,250 hourly and production personnel. The Company’s employees are not represented by a union or subject to a collective bargaining agreement. The Company has never experienced a strike or work stoppage and considers its relations with its employees to be excellent.

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

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Christopher A. Twomey	60	Chairman of the Board of Directors, President and Chief Executive Officer
Timothy C. Delmore	54	Chief Financial Officer and Corporate Secretary
Terry J. Blount	65	Vice President – Human Resources
Ronald G. Ray	59	Vice President – Operations
Roger H. Skime	65	Vice President – Research & Development
Ole E. Tweet	61	Vice President – General Manager, ATV
Mary Ellen Walker	53	General Manager, Parts, Garments and Accessories and Sales

Mr. Twomey has been Chairman of the Company since 2003, President and Chief Executive Officer of the Company since 1986 and a director since 1987. Mr. Twomey is also currently serving as a director of The Toro Company.

Mr. Delmore has been Chief Financial Officer of the Company since 1986 and has been Corporate Secretary of the Company since 1989. Mr. Delmore, a CPA with seven years of prior public accounting experience, joined the Company in 1985 as Controller.

Mr. Blount has been Vice President – Human Resources since 1996. Mr. Blount has over 30 years of Human Resource experience in the manufacturing field. Prior to joining the Company, Mr. Blount worked as Vice President-Human Resources for a Minnesota-based company.

Mr. Ray has been Vice President – Operations since  2004; prior to that he served as the Company’s Vice President – Manufacturing since 1992 and has over 30 years of manufacturing experience. Before joining the Company he served eight years as Vice President of Manufacturing for a Minnesota-based company.

Mr. Skime has been Vice President – Research and Development of the Company since its inception in 1983 and has been employed in the snowmobile industry for over 40 years.

Mr. Tweet has been General Manager – ATVs since 2006 and prior to that was Vice President – New Product Development since 1992 and Vice President – Marketing since its inception in 1983 to 1992. Mr. Tweet has been employed either in the snowmobile or ATV industry for over 30 years.

Ms. Walker has been General Manager, Parts, Garments and Accessories and Sales since November 2007. Prior to joining the Company, Ms. Walker had been with a Minnesota-based company, 3M for 26 years, most recently serving as General Manager of Building Safety Solutions.

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

Accidents involving personal injury and property damage occur in the use of snowmobiles and ATVs. Claims have been made against the Company from time to time. It is the Company’s policy to vigorously defend against these actions. The Company presently maintains product liability insurance on a “per occurrence” basis (with coverage being provided in respect of accidents which occurred during the policy year, regardless of when the related claim is made) in the amount of $10,000,000 in the aggregate, with a $10,000,000 self-insured retention. While Arctic Cat does not believe the outcome of any pending product liability litigation will have a material adverse effect on its operations, no assurance can be given that material product liability claims against Arctic Cat will not be made in the future. Adverse determination of material product liability claims made against Arctic Cat could adversely affect its operating results or financial condition.

Significant repair and/or replacement with respect to product warranty claims or product recalls could have a material adverse impact on the results of operations.

The Company provides a limited warranty for a period of six months for its ATVs and one year for its snowmobiles. The Company may provide longer warranties in certain geographical markets as determined by local regulations and market conditions. Although the Company employs quality control procedures, sometimes a product is distributed which needs repair or replacement. The Company’s standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Historically, product recalls have been administered through the Company’s dealers and distributors and have not had a material effect on the Company’s business. See Note A of Notes to Consolidated Financial Statements in this annual report.

Changing weather conditions may reduce demand for certain Arctic Cat products and negatively impact net sales.

Lack of snowfall in any year in any particular region of the United States or Canada may adversely affect snowmobile retail sales and related parts, garments and accessories sales in that region. There is no assurance that weather conditions will not materially affect the Company’s future sales of snowmobiles, ATVs, and parts, garments and accessories.

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

Suzuki Motor Corporation (“Suzuki”) has manufactured snowmobile engines and through fiscal 2008 certain ATV engines for the Company pursuant to supply agreements which are automatically renewed annually unless terminated.  During late fiscal 2005, the Company began manufacturing certain of its own designed ATV engines as part of a strategic first step in a new engine program.  The Company believes that having the capability to design and manufacture its own ATV engines will enable Arctic Cat to offer customers more choices, provide excellent value, lower Japanese yen currency exposure and enhance its long-term competitive position.  In 2007, the Company transitioned its engine manufacturing from the Thief River Falls facility to its new facility in St. Cloud, Minnesota.  Beginning in fiscal 2009, substantially all the Company’s ATV’s will use engines that are produced from the Company’s engine facility or purchased separately or as part of the 50cc to 366cc units the Company receives from a Taiwanese supplier.  The Company and Suzuki have enjoyed an excellent relationship since the Company’s inception.  Suzuki purchased approximately 31% of the Company’s then outstanding capital stock in July 1988, prior to the Company’s initial public offering in July of 1990, and is currently the Company’s largest shareholder with approximately 34% of the Company’s outstanding capital stock.  If Suzuki were ever to cease supplying snowmobile engines to the Company, such an interruption could materially and adversely affect production and results of operations.  While notice of termination of the supply agreement may be given annually, effective termination of supply would take at least one model year and the Company believes it could take up to two model years for the Company or a new engine supplier to be in a position to manufacture the Company’s specially designed snowmobile engines.  As a consequence, the Company regularly evaluates alternative snowmobile engine supply sources.  While the Company anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which it relies upon limited sources of supply, there can be no assurance that alternate supply arrangements will be made on satisfactory terms.

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

•                  Adverse impact on margins of increases in raw material and transportation costs which companies are unable to pass on to dealers without negatively affecting sales; and

•                  Fluctuation in foreign currency exchange rates.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following sets forth the Company’s material property holdings as of March 31, 2008.

		Owned or
Location	Facility Type / Use	Leased	Sq Ft.
Thief River Falls, Minnesota	Manufacturing / Corporate Office	Owned	558,000
Thief River Falls, Minnesota	Warehouse	Leased	92,135
Thief River Falls, Minnesota	Warehouse	Leased	14,350
Bucyrus, Ohio	Distribution Center	Owned	220,000
Winnipeg, Manitoba	Service Center	Leased	10,602
Island Park, Idaho	Test & Development Facility	Owned	3,000
St. Johann, Austria	Manufacturing/Distribution	Leased	5,899
St. Cloud, Minnesota	Manufacturing	Owned	60,800
Plymouth, Minnesota	Corporate Office	Leased	11,420

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

Product liability insurance is presently maintained by the Company on a “per occurrence” basis (with coverage being provided in respect of accidents which occurred during the policy year, regardless of when the related claim is made) in the amount of $10,000,000 in the aggregate, with a $10,000,000 self-insured retention. The Company believes such insurance is adequate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The NASDAQ Global Select Market under the NASDAQ symbol “ACAT”. Quotations below represent the high and low sale prices as reported by NASDAQ. The Company’s stock began trading on NASDAQ on June 26, 1990.

Years ended March 31,	2008		2007
Quarterly Prices	High	Low	High	Low
First Quarter	$20.77	$17.69	$24.14	$16.56
Second Quarter	$20.77	$15.50	$19.94	$15.52
Third Quarter	$17.95	$10.54	$18.87	$16.11
Fourth Quarter	$12.44	$6.81	$19.99	$16.27

As of June 2, 2008, the Company had approximately 386 stockholders of record, including the nominee of Depository Trust Company which held 11,244,503 shares of common stock.

Cash Dividends Paid

Cash Dividends are declared quarterly and have been paid since 1995.

Quarter	2008	2007
First Quarter	$0.07	$0.07
Second Quarter	$0.07	$0.07
Third Quarter	$0.07	$0.07
Fourth Quarter	$0.07	$0.07
Total	$0.28	$0.28

Company Purchases of Company Equity Securities

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2008 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to the Company’s stock repurchase program as of the end of fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	0	$—	0	1,081,165	(2)
February 1, 2008 – February 29, 2008	0	$—	0	1,322,854	(2)
March 1, 2008 – March 31, 2008	0	$—	0	1,371,848	(2)
Total	0	$—	0	1,371,848	(2)

(1)           The Company has in the past maintained publicly announced stock repurchase programs which have been approved by the Board of Directors. On October 26, 2006, the Company announced that the Board of Directors approved a $20 million repurchase program and on January 4, 2008, the Company announced that the Board approved an additional $10 million stock repurchase program. Pricing under this program has been delegated to management. There is no expiration date for this program.

(2)           Number of Shares purchasable at closing price of the Company’s common stock on the last trading day of the month.

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

Item 6. Selected Financial Data

(In thousands, except per share amounts)
Years ended March 31,	2008	2007	2006	2005	2004
INCOME STATEMENT DATA:
Net sales	$621,568	$782,431	$732,794	$689,145	$649,617
Cost of goods sold	511,139	640,637	596,284	553,365	510,445
Gross profit	110,429	141,794	136,510	135,780	139,172
Selling, general and administrative expenses	119,142	109,861	103,775	95,745	95,511
Operating profit (loss)	(8,713)	31,933	32,735	40,035	43,661
Interest income	632	1,139	1,556	1,213	993
Interest expense	(1,066)	(1,026)	(105)	—	—
Earnings before income taxes	(9,147)	32,046	34,186	41,248	44,654
Income tax expense (benefit)	(5,888)	9,976	10,440	12,949	14,289
Net earnings (loss)	$(3,259)	$22,070	$23,746	$28,299	$30,365
Net earnings (loss) per share
Basic	$(0.18)	$1.16	$1.21	$1.38	$1.42
Diluted	$(0.18)	$1.15	$1.20	$1.36	$1.40
Cash dividends per share	$0.28	$0.28	$0.28	$0.28	$0.26
Weighted average shares outstanding
Basic	18,137	19,030	19,642	20,516	21,424
Diluted	18,137	19,128	19,828	20,794	21,730

As of March 31,	2008	2007	2006	2005	2004
BALANCE SHEET DATA (In thousands):
Cash and short-term investments	$35,063	$75,277	$69,893	$88,394	$106,440
Working capital	113,274	110,382	108,348	123,069	128,036
Total assets	305,898	326,204	311,236	291,733	280,586
Long-term debt	—	—	—	—	—
Shareholders’ equity	180,862	192,221	189,365	185,510	185,953

QUARTERLY FINANCIAL DATA (unaudited)

(In thousands, except per share amounts)		Total Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales
2008		$621,568	$87,862	$205,210	$159,595	$168,901
2007		782,431	96,418	285,325	228,114	172,574
2006		732,794	107,924	276,270	195,301	153,299
Gross Profit
2008		$110,429	$12,818	$54,179	$18,156	$25,276
2007		141,794	16,281	59,609	39,779	26,125
2006		136,510	22,280	55,082	36,072	23,076
Net Earnings (Loss)
2008		$(3,259)	$(7,155)	$13,944	$(10,472)	$424
2007		22,070	(4,532)	19,976	8,181	(1,555)
2006		23,746	448	19,217	4,673	(592)
Net Earnings (Loss) Per Share
2008	Basic	$(0.18)	$(0.39)	$0.77	$(0.58)	$0.02
	Diluted	(0.18)	(0.39)	0.76	(0.58)	0.02
2007	Basic	1.16	(0.23)	1.04	0.43	(0.08)
	Diluted	1.15	(0.23)	1.03	0.43	(0.08)
2006	Basic	1.21	0.02	0.97	0.24	(0.03)
	Diluted	1.20	0.02	0.96	0.24	(0.03)

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Level Overview

Fiscal 2008 net sales decreased 21% to $621.6 million from $782.4 million in fiscal 2007. The fiscal 2008 net loss was $3.3 million or $0.18  per diluted share compared to net earnings of $22.1 million or $1.15 per diluted share in fiscal 2007. The decrease in net earnings  was mainly due to decreased sales of ATVs and snowmobiles caused by challenging retail market conditions for ATV sales and the planned reduction of fiscal 2008 snowmobile production to align inventory with retail demand. During the year the Company repurchased nearly 624,000 shares of the common stock and ended the fiscal year with $35 million in cash and short-term investments.

The Company’s product lines consist of ATVs, snowmobiles and parts, garments and accessories.

ATV sales decreased 19% in fiscal 2008 to $350.3 million from $431.5 million in fiscal 2007. ATV net sales first surpassed snowmobile net sales in fiscal 2004 and are the Company’s largest product line, comprising over 56% of net sales in fiscal 2008. Snowmobile sales decreased 34% in fiscal 2008 to $161.9 million from $247.0 million in fiscal 2007 primarily due to the planned reduction in snowmobile production to align dealer inventory with retail demand. Snowmobiles comprised 26% of the Company’s net sales in fiscal 2008. Parts, garments and accessory sales increased 5% in fiscal 2008 to $109.4 million from $103.9 million in fiscal 2007 driven primarily by snowmobile parts and accessories.  Parts, garments and accessory sales were 18% of the Company’s net sales in fiscal 2008. The following discussions should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this annual report.

Results of Operations

Fiscal 2008 vs. Fiscal 2007 – During fiscal 2008 net sales decreased 21% to $621,568,000 from $782,431,000 in fiscal 2007. ATV unit volume decreased 25%, snowmobile unit volume decreased 37% and sales of parts, garments and accessories increased 5% or $5,489,000. ATV unit volume decreased primarily due to declining industry wide ATV retail sales. Snowmobile unit volume decreases were largely due to the Company’s planned 30% reduction in fiscal 2008 snowmobile production to align dealer inventory with retail demand.

Gross profit decreased 22% to $110,429,000 in 2008 from $141,794,000 in 2007. The gross profit percentage for fiscal 2008 decreased to 17.8% versus 18.1% in 2007. The decrease in the 2008 gross profit percentage was mainly due to additional Canadian sales incentives to help compensate for the stronger Canadian dollar as well as lower sales volumes.

Selling, general and administrative expenses increased 8% to $119,142,000  in 2008 from $109,861,000 in 2007. Selling, general and administrative costs increased primarily due to increased Canadian currency hedge costs. As a percent of net sales, operating expenses were 19.2% in 2008 compared with 14.0% in 2007.

Operating profit (loss) decreased 127.3% to $(8,713,000) in 2008 from $31,933,000 in 2007. As a percent of net sales, operating profit (loss) were (1.4%) in 2008 compared to 4.1% in 2007. The decrease in operating profit is attributable to decreased gross profit and increased operating expenses.

Interest income decreased 44.5% to $632,000 in fiscal 2008 from $1,139,000 in fiscal 2007. Interest expense increased 3.9% to $1,066,000 in fiscal 2008 from $1,026,000 in fiscal 2007. Interest income was primarily affected by the higher cash levels at the beginning of our fiscal year compared to last year, and lower cash balances during the third and fourth quarters of fiscal 2008 due primarily to higher working capital needs.

The net loss was $3,259,000 or $0.18 per diluted share versus net earnings of $22,070,000 or $1.15 per diluted share for fiscal 2007. Net earnings (loss) as a percent of net sales were( 0.5%) and 2.8% in 2008 and 2007, respectively. The decrease in net earnings (loss) is attributable to decreased sales and increased operating expenses.

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

Revenue Recognition – The Company recognizes revenue and provides for estimated marketing and sales incentive costs when products are shipped to dealers and distributors pursuant to their order, the price is fixed and collection is reasonably assured. The Company has agreements with finance companies to repurchase products repossessed up to certain limits. The Company’s financial exposure to repurchase products is limited to the difference between the amount paid to the finance company and the resale value of the repossessed products. Historically, the Company has not incurred material losses as a result of repurchases nor has it provided a financial reserve for repurchases. Adverse changes in retail sales could cause this situation to change.

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

Cash and Short-Term Investments

Cash and short-term investments decreased to $35,063,000 at March 31, 2008 from $75,277,000 at March 31, 2007 because of the fiscal 2008 net loss and increased inventories. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the

Company’s snowmobile and spring ATV production cycles begin. The Company’s investment objectives are first, safety of principal and second, rate of return.

Financing Arrangements and Cash Flows

The Company has a $75,000,000 unsecured bank credit agreement for the documentary and stand-by letters of credit and for working capital purposes. Total working capital borrowings under the credit agreement are limited to $60,000,000 during the last five months of the fiscal year. The total letters of credit issued at March 31, 2008 were $7,367,000, of which $5,746,000 was issued to Suzuki for engine and service parts purchases.

The Company has agreements with certain finance companies to provide snowmobile and ATV floor plan financing for the Company’s North American dealers. These agreements improve the Company’s liquidity by financing dealer purchases of products without requiring substantial use of the Company’s working capital. The Company is paid by the floor plan companies shortly after shipment and as part of its marketing programs the Company pays the floor plan financing of its dealers for certain set time periods depending on the size of a dealer’s order. The financing agreements require repurchase of repossessed new and unused units and set limits upon the Company’s potential liability for annual repurchases. The aggregate potential liability was approximately $45,222,000 at March 31, 2008. The Company has incurred no material losses under these agreements. The Company believes current available cash and cash generated from operations provide sufficient funding in the event there is a requirement to perform under this guarantee and repurchase agreement.

In 2008, the Company invested $15,466,000 in capital expenditures. The Company expects that capital expenditures, will increase to approximately $27,000,000 in fiscal 2009. Since 1996, the Company has repurchased over 11 million shares of common stock. There is approximately $10,000,000 remaining on the January 2008 repurchase authorization. The Company believes that cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program and capital expenditure requirements on a short and long-term basis.

Contractual Obligations

The following table summarizes the Company’s significant future contractual obligations at March 31, 2008 (in millions):

	Payment Due by Period
		Less than	More than
Contractual Obligations	Total	1 Year	1-3 years	3-5 Years	5 years
Operating Lease Obligations	$1.0	$0.1	$0.5	$0.4	0
Purchase Obligations(1)	116.8	116.8	0	0	0
Total Contractual Obligations	$117.8	$116.9	$0.5	$0.4	0

(1)   The Company has outstanding purchase obligations with suppliers and vendors   at March 31, 2008 for raw materials and other supplies as part of the normal course of business.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

Inflation, Foreign Exchange Rates and Interest Rates

Inflation historically, has not significantly impacted on the Company’s business. The Company generally has been able to offset the impact of increasing costs through a combination of productivity gains and product sales price increases.

During fiscal 2008, approximately 15% of the Company’s cost of sales was purchased from Japanese yen denominated suppliers. The majority of these purchases were made from Suzuki, who supplies engines for the Company’s snowmobiles and ATVs. The Company has an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually. During fiscal 2008, the exchange rate fluctuation between the U.S. dollar and the Japanese yen had a modest negative impact on the Company’s operating results. From time to time the Company utilizes foreign exchange cash flow hedging contracts to minimize the impact of exchange rate fluctuations relating to ATV engine purchases. During 2008, the average contracted forward exchange rate on these cash flow hedges was approximately 118 (Japanese yen to the U.S. dollar).  At March 31, 2008, there were no Japanese yen forward exchange contracts outstanding.

Sales to Canadian dealers are made in Canadian dollars with the U.S. dollar serving as the functional currency. During fiscal 2008, sales to Canadian dealers comprised 27.5% of total net sales. During fiscal 2008, the exchange rate fluctuation between the U.S. dollar and the Canadian dollar had no material impact on operating profits. During 2008, the Company utilized cash flow hedges to mitigate the variability in Canadian exchange rate changes relating to Canadian dollar fund transfers to the United States. During 2008, the average contracted forward exchange rate on these cash flows hedges was approximately $1.10 (Canadian dollar to U.S. dollar). At March 31, 2008 there were Canadian dollar forward exchange contracts outstanding with a notional amount of $30,599,000.

Sales to European on-road ATV dealers and distributors are made in Euros with the Euro serving as the functional currency. During fiscal 2008, sales to European on-road ATV dealers comprised 5.0% of total net sales. During fiscal 2008, the exchange rate fluctuation between the U.S. dollar and the Euro had no significant impact on operating profits. During 2008, the Company did not utilize any hedges to mitigate the variability in the Euro exchange rate and at March 31, 2008, there were no foreign exchange contracts outstanding for the Euro.

The fair values of the Canadian dollar hedge contracts at March 31, 2008 represented an unrealized gain of $211,000. A ten percent fluctuation in the currency rates as of March 31, 2008 would have resulted in a change in fair value of the Canadian dollar hedge contracts of approximately $3,060,000.

Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of available-for-sale debt securities approximate related fair value and the associated market risk is not deemed to be significant.

The Company is a party to an unsecured bank line of credit arrangement under which it may borrow an aggregate of up to $75 million. The total letters of credit issued at March 31, 2008 were $7,367,000 of which $5,746,000 was issued to Suzuki Motor Corporation for engine and service parts purchases. Interest is charged at variable rates based on either LIBOR or prime. Because the interest rate risk related to the line of credit is not deemed to be significant, the Company does not actively manage this exposure.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements, Notes, and Report of Independent Registered Public Accounting Firm appear on pages 21 through 32. Quarterly financial data appears in Item 6.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the 1934 Act as of March 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Arctic Cat is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on the assessment management believes that, as of March 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Arctic Cat Inc.

We have audited management’s assessment, included in the accompanying Management’s Report included in Item 9 of this
Form 10-K, that Arctic Cat Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Arctic Cat Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Arctic Cat Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arctic Cat Inc. and subsidiaries as of March 31, 2008 and March 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008 and our report dated June 10, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

June 10, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the heading “Election of Director,” “Election of Director – Board Committees,” “ Election of Director – Code of Conduct” and “Beneficial Ownership of Capital Stock-Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 7, 2008, is incorporated herein by reference.

Pursuant to instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Item 4A of this Annual Report.

ITEM 11.

EXECUTIVE COMPENSATION

The information included under the heading “Executive Compensation and Other Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 7, 2008, is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the heading “Beneficial Ownership of Capital Stock” and “Beneficial Ownership of Capital Stock – Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 7, 2008, is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions, appearing under the heading “Executive Compensation and Other Information-Certain Transactions” and “Election of Director – Director Independence” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 7, 2008, is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the heading “Proposal 2. Ratification and Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 7, 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of report

1. Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K:

		Form 10-K
		Reference Page
(i)	Consolidated Balance Sheets as of March 31, 2008 and 2007	25

(ii)	Consolidated Statements of Operations for the three years ended March 31, 2008, 2007 and 2006	26

(iii)	Consolidated Statements of Shareholders’ Equity for the three years ended March 31, 2008, 2007 and 2006	27

(iv)	Consolidated Statements of Cash Flows for the three years ended March 31, 2008, 2007 and 2006	28

(v)	Notes to Consolidated Financial Statements	29-37

(vi)	Report of Independent Registered Public Accounting Firm	38

2. Schedules filed as part of this Form 10-K.

The information required to be disclosed within Schedule II – Valuation and Qualifying Accounts is provided within the Consolidated Financial Statements of the Company, filed as part of this Form 10-K.

3. Exhibits

		Method of Filing
3(a)	Amended and Restated Articles of Incorporation of the Company	(3)

3(b)	Restated By-Laws of the Company	(1)(10)

4(a)	Form of specimen common stock certificate	(1)

4(b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(4)

10(a)	Purchase/Supply Agreement dated as of March 1, 1985 between Suzuki Motor Co., Ltd. And the Company, and related Agreement on Implementation of Warranty Provision.	(1)

10(b)	Form of Employment Agreement between the Company and each of its executive officers.	(1)

10(c)	Floorplan Repurchase Agreement dated July 13, 1984, between the Company and ITT Commercial Finance Corp.	(1)

10(d)	Floorplan Repurchase Agreement dated as of June 15, 1988, between the Company and ITT Commercial Finance, a division of ITT Industries of Canada, Ltd.	(1)

10(e)	Discretionary Revolving Credit Facility, dated as of June 6, 1997, between the Company and Wells Fargo Bank Minnesota, National Association.	(3)

10(f)	2002 Stock Plan	(5)

10(g)	Form of Incentive Stock Option Agreement for 2002 Stock Plan	(7)

10(h)	Form of Non-Qualified Stock Option Agreement for 2002 Stock Plan	(7)

10(i)	Form of Director Non-Qualified Stock Option Agreement for 2002 Stock Plan	(7)

10(j)	Program Agreement, dated as of January 20, 2003, by and between Arctic Cat Sales Inc. and Textron Financial Corporation (Confidential treatment pursuant to 17 CFR Sections 200.80(b) and 240.246-2 has been granted for certain portions of this exhibit. Such portions have been omitted herein and have been filed separately with the SEC.)	(6)

		Method of Filing
10(k)	Repurchase Agreement, dated as of January 20, 2003, By and between Arctic Cat Sales Inc. and Textron Financial Corporation	(6)

10(l)	2007 Omnibus Stock and Incentive Plan	(8)

10(m)	Form of Incentive Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(8)

10(n)	Form of Non-Qualified Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(8)

10(0)	Form of Director Stock Option Agreement for 2007 Omnibus Stock and incentive Plan	(9)

10(p)	Form of Restricted Stock Agreement for 2007 Omnibus Stock and Incentive Plan	(9)

10(q)	Form of Stock-Settled Appreciation Rights Agreement for 2007 Omnibus Stock and Incentive Plan	(9)

21	Subsidiaries of the Registrant	(2)

23	Consent of Independent Registered Public Accounting Firm	(2)

31.1	Section 302 Certification of Chief Executive Officer	(2)

31.2	Section 302 Certification of Chief Financial Officer	(2)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)

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

(8) Incorporated herein by reference to the Company’s Current Report of Form 8-K filed August 14, 2007.

(9) Incorporated herein by reference to the Company’s Current Report of Form 8-K filed April 7, 2008.

(10) Incorporated by reference to the Company’s Current Report on Form 8-K filed December 19, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of June, 2008.

ARCTIC CAT INC.

/s/CHRISTOPHER A. TWOMEY
Christopher A. Twomey
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Date

/s/ CHRISTOPHER A. TWOMEY	June 13, 2008
Christopher A. Twomey
Chairman of the Board of Directors, President, Chief Executive Officer
(Principal Executive Officer)

/s/ TIMOTHY C. DELMORE	June 13, 2008
Timothy C. Delmore
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ ROBERT J. DONDELINGER	June 13, 2008
Robert J. Dondelinger, Director

/s/ MASAYOSHI ITO	June 13, 2008
Masayoshi Ito, Director

/s/ SUSAN LESTER	June 13, 2008
Susan Lester, Director

/s/ WILLIAM G. NESS	June 13, 2008
William G. Ness, Director

/s/ GREGG A. OSTRANDER	June 13, 2008
Gregg A. Ostrander, Director

/s/ DAVID ROBERTS	June 13, 2008
David Roberts, Director

/s/ KENNETH J. ROERING	June 13, 2008
Kenneth Roering, Lead Director

Consolidated Balance Sheets

Arctic Cat Inc. March 31,	2008	2007

ASSETS
Current Assets
Cash and equivalents	$10,057,000	$36,217,000
Short-term investments	25,006,000	39,060,000
Accounts receivable, less allowances	39,666,000	40,428,000
Inventories	126,981,000	98,524,000
Income taxes receivable	9,546,000	—
Prepaid expenses	3,196,000	3,488,000
Deferred income taxes	12,690,000	14,861,000
Total current assets	227,142,000	232,578,000

Property and Equipment – At Cost
Machinery, equipment and tooling	182,936,000	184,119,000
Land, buildings and improvements	27,857,000	28,568,000
	210,793,000	212,687,000
Less accumulated depreciation	136,310,000	123,566,000
	74,483,000	89,121,000
Other Assets
Goodwill, intangibles and other assets	4,273,000	4,505,000
	$305,898,000	$326,204,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$74,576,000	$60,440,000
Accrued expenses	39,292,000	53,512,000
Income taxes payable	—	8,244,000
Total current liabilities	113,868,000	122,196,000
Deferred Income Taxes	11,168,000	11,787,000
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 11,833,485 in 2008; 12,259,423 in 2007	118,000	123,000
Class B common stock, par value $.01; 7,560,000 shares authorized, Shares issued, and outstanding 6,102,000 in 2008 and 2007	61,000	61,000
Additional paid-in-capital	—	—
Accumulated other comprehensive income	4,768,000	2,117,000
Retained earnings	175,915,000	189,920,000
Total shareholders’ equity	180,862,000	192,221,000
	$305,898,000	$326,204,000

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations

Arctic Cat Inc. Years ended March 31,	2008	2007	2006
Net sales	$621,568,000	$782,431,000	$732,794,000
Cost of goods sold	511,139,000	640,637,000	596,284,000
Gross profit	110,429,000	141,794,000	136,510,000
Selling, general and administrative expenses	119,142,000	109,861,000	103,775,000
Operating profit (loss)	(8,713,000)	31,933,000	32,735,000
Other income (expense)
Interest income	632,000	1,139,000	1,556,000
Interest expense	(1,066,000)	(1,026,000)	(105,000)
	(434,000)	113,000	1,451,000
Earnings (Loss) Before Income Taxes	(9,147,000)	32,046,000	34,186,000
Income tax expense (benefit)	(5,888,000)	9,976,000	10,440,000
Net Earnings (loss)	$(3,259,000)	$22,070,000	$23,746,000
Net Earnings (Loss) Per Share
Basic	$(0.18)	$1.16	$1.21
Diluted	$(0.18)	$1.15	$1.20
Weighted average shares outstanding
Basic	18,137,000	19,030,000	19,642,000
Diluted	18,137,000	19,128,000	19,828,000

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity

						Accumulated
			Class B		Additional	Other
Arctic Cat Inc.	Common Stock		Common Stock		Paid-in	Comprehensive	Retained
Years ended March 31,	Shares	Amount	Shares	Amount	Capital	Income (loss)	Earnings	Total
Balances at March 31, 2005	13,378,698	$134,000	6,717,000	$67,000	$—	$60,000	$185,249,000	$185,510,000
Exercise of stock options	56,167	—	—	—	902,000	—	—	902,000
Tax benefits from stock option exercises	—	—	—	—	135,000	—	—	135,000
Repurchase of common stock	(726,500)	(7,000)	—	—	(27,000)	—	(14,897,000)	(14,931,000)
Other comprehensive income:
Net earnings	—	—	—	—	—	—	23,746,000	23,746,000
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(43,000)	—	(43,000)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(450,000)	—	(450,000)
Foreign currency adjustment	—	—	—	—	—	(7,000)	—	(7,000)
Total other comprehensive income	—	—	—	—	—	_	—	23,246,000
Dividends ($.26 per share)	—	—	—	—	—	—	(5,497,000)	(5,497,000)
Balances at March 31, 2006	12,708,365	127,000	6,717,000	67,000	1,010,000	(440,000)	188,601,000	189,365,000
Exercise of stock options	70,817	1,000	—	—	1,074,000	—	—	1,075,000
Tax benefits from stock option exercises	—	—	—	—	89,000	—	—	89,000
Repurchase of common stock	(519,759)	(5,000)	(615,000)	(6,000)	(4,343000)	—	(15,419,000)	(19,773,000)
Stock based compensation expense	—	—	—	—	2,170,000	—	—	2,170,000
Other comprehensive income:
Net earnings	—	—	—	—	—	—	22,070,000	22,070,000
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(12,000)	—	(12,000)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	1,016,000	—	1,016,000
Foreign currency adjustment	—	—	—	—	—	1,553,000	—	1,553,000
Total other comprehensive income	—	—	—	—	—	—	—	24,627,000
Dividends ($.28 per share)	—	—	—	—	—	—	(5,332,000)	(5,332,000)
Balances at March 31, 2007	12,259,423	123,000	6,102,000	61,000	—	2,117,000	189,920,000	192,221,000
Exercise of stock options	197,862	2,000	—	—	2,535,000	—	—	2,537,000
Tax benefits from stock option exercises	—	—	—	—	475,000	—	—	475,000
Repurchase of common stock	(623,800)	(7,000)	—	—	(5,073,000)	—	(5,683,000)	(10,763,000)
Stock based compensation expense	—	—	—	—	2,063,000	—	—	2,063,000
Other comprehensive loss:
Net loss	—	—	—	—	—	—	(3,259,000)	(3,259,000)
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(2,000)	—	(2,000)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(436,000)	—	(436,000)
Foreign currency adjustment	—	—	—	—	—	3,089,000	—	3,089,000
Total other comprehensive loss	—	—	—	—	—	—	—	(608,000)
Dividends ($.28 per share)	—	—	—	—	—	—	(5,063,000)	(5,063,000)
Balances at March 31, 2008	11,833,485	$118,000	6,102,000	$61,000	$—	$4,768,000	$175,915,000	$180,862,000

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

Arctic Cat Inc. Years ended March 31,	2008	2007	2006
Cash flows from operating activities
Net earnings (loss)	$(3,259,000)	$22,070,000	$23,746,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	29,737,000	26,269,000	22,241,000
Loss on the disposal of assets	49,000	366,000	—
Deferred income taxes	1,809,000	(6,322,000)	(1,055,000)
Stock based compensation expense	2,063,000	2,170,000	—
Changes in operating assets and liabilities, net of effect from acquired net assets
Trading securities	13,701,000	(11,262,000)	36,988,000
Accounts receivable, less allowances	1,663,000	3,543,000	8,121,000
Inventories	(25,733,000)	(4,974,000)	(17,734,000)
Prepaid expenses	343,000	2,000,000	(1,815,000)
Accounts payable	8,460,000	(5,844,000)	(1,321,000)
Accrued expenses	(14,474,000)	9,640,000	6,834,000
Income taxes	(17,791,000)	7,230,000	(2,601,000)
Net cash provided by (used in) operating activities	(3,432,000)	44,886,000	73,404,000
Cash flows from investing activities
Purchase of property and equipment	(15,466,000)	(25,729,000)	(31,986,000)
Proceeds from the sale of assets	773,000	—	—
Purchase of other assets	—	(682,000)	—
Net assets acquired, net of cash acquired	—	—	(3,464,000)
Sale and maturity of available-for-sale securities	350,000	2,001,000	754,000
Net cash used in investing activities	(14,343,000)	(24,410,000)	(34,696,000)
Cash flows from financing activities
Checks written in excess of bank balance	5,347,000	—	—
Proceeds from short-term borrowings	201,875,000	120,776,000	47,625,000
Payments on short-term borrowings	(201,875,000)	(120,776,000)	(47,625,000)
Proceeds from issuance of common stock	2,537,000	1,075,000	902,000
Tax benefit from stock option exercises	475,000	89,000	135,000
Repurchase of common stock	(10,763,000)	(19,773,000)	(14,931,000)
Dividends paid	(5,063,000)	(5,332,000)	(5,497,000)
Net cash used in financing activities	(7,467,000)	(23,941,000)	(19,391,000)
Effect of exchange rate changes on cash and cash equivalents	(918,000)	(393,000)	(7,000)
Net increase (decrease) in cash and equivalents	(26,160,000)	(3,858,000)	19,310,000
Cash and equivalents at beginning of year	36,217,000	40,075,000	20,765,000
Cash and equivalents at end of year	$10,057,000	$36,217,000	$40,075,000
Supplemental disclosure of cash payments for:
Income taxes	$9,628,000	$8,983,000	$14,404,000
Interest	$1,066,000	$1,026,000	$105,000

Supplemental disclosure of non-cash investing and financing activities:

As of March 31, 2008 and 2007, the unrealized gain on securities available-for-sale, net of tax was $0 and $2,000.

As of March 31, 2008 and 2007, the unrealized gain on derivative instruments, net of tax was $133,000 and $569,000.

As of March 31, 2008 and 2007, property and equipment purchases of  $0 and $1,279,000 were included in accounts payable.

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

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

Cash and Equivalents

The Company considers highly liquid temporary investments with an original maturity of three months or less or variable rate demand notes with put options exercisable in three months or less to be cash equivalents. Cash and equivalents consist primarily of commercial paper and put bonds. As of March 31, 2008 and 2007, the Company had approximately $10,000,000 and $4,000,000 of cash located in foreign banks primarily in Canada. The Company’s cash management policy provides for bank disbursement accounts to be reimbursed on a daily basis. Checks issued but not presented to the banks for payment are included in cash and equivalents as a reduction of other cash balances. Checks written in excess of bank balance at March 31, 2008 in the amount of $5,347,000 were classified as accounts payables.

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

Accounts Receivable

The Company’s accounts receivable balance consists of amounts due from its dealers and certain finance companies. The Company extends credit to its dealers based on an evaluation of the dealers’ financial condition. The Company’s collection exposure relating to accounts receivable amounts due from certain dealer finance companies is limited due to the financial strength of the finance companies and provisions of its existing agreements. Accounts receivable is presented net of an allowance for estimated uncollectible amounts due from its dealers. The Company estimates the uncollectible amounts considering numerous factors, mainly historical trends as well as current available information. The Company’s allowance for uncollectible accounts was $952,000, $815,000 and $966,000 at March 31, 2008, 2007 and 2006. The activity within the allowance for uncollectible accounts for the three years ending March 31, 2008 was not significant.  Accounts receivable amounts written off have been within management’s expectations.

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

As of March 31, 2008, the Company had open Canadian dollar forward exchange contracts maturing April 2008, with notional amounts totaling $30,599,000 and fair value assets and liabilities, netted in accounts receivable of $211,000 at March 31, 2008. The related amount reported within other comprehensive income (loss), net of tax was $133,000. There were no open Canadian dollar forward exchange contracts at March 31, 2007. As of March 31, 2007 the Company had open Japanese yen forward exchange contracts, maturing through February 2008, with notional amounts totaling $38,120,000 and fair value assets and liabilities of $903,000 included in accounts receivable at March 31, 2007. The related amount reported within other comprehensive income (loss), net of tax was $569,000. There were no open Japanese yen forward exchange contracts at March 31, 2008.

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

Goodwill and Intangibles

Goodwill and intangibles are reviewed for impairment at least annually. An impairment charge is recognized when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed the analysis as of March 31, 2008 and 2007 which indicated that no goodwill impairment existed.

The changes in the carrying amount of goodwill and other intangibles included in goodwill, intangibles and other assets for the year ended March 31, 2008 and 2007 are as follows:

	2008	2007
Balance at April 1,	$3,324,000	$3,539,000
Current year amortization	(215,000)	(215,000)
Balance at March 31,	$3,109,000	$3,324,000

As required by SFAS No. 142, intangibles with finite lives will continue to be amortized. Included in other intangible assets are customer relationships, a homologation license, and a non-compete agreement. Intangible assets before accumulated amortization were  $1,950,000 at March 31, 2008 and 2007. Accumulated amortization was $591,000 and $376,000 at March 31, 2008 and 2007. Amortization expense is expected to be approximately $215,000 in fiscal years 2009 and 2010, $147,000 in fiscal 2011, $94,000 in fiscal 2012, and $83,000 in fiscal 2013. The net value of other intangible assets is included as a component of goodwill and other intangibles in the accompanying consolidated balance sheets.

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

	2008	2007	2006
Balance at April 1,	$17,974,000	$14,203,000	$12,053,000
Warranty Provision	12,282,000	17,374,000	13,377,000
Warranty Claim Payments	13,762,000	13,603,000	11,227,000
Balance at March 31,	$16,494,000	$17,974,000	$14,203,000

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

Dealer Holdback

The Company records a dealer holdback program liability at the time certain products are shipped to its dealers. If the products subject to the holdback program are sold within the program time period, the Company refunds a portion of the original sale price, referred to as dealer holdback, to the dealer. The Company’s dealer holdback program liability, included within the accounts payable, as of March 31, 2008, 2007 and 2006 was $17,493,000, $19,998,000, and $17,321,000. The increases and decreases from March 31, 2006 to 2008 were principally related to qualifying additional products, the period of coverage under the program and the timing of payments.

Research and Development

Research and development costs are expensed as incurred and are reported as a component of selling, general and administrative expenses. Research and development expense was $16,143,000, $17,756,000, and $17,067,000 during 2008, 2007 and 2006.

Advertising

The Company expenses advertising costs as incurred, except for cooperative advertising obligations arising related to the sale of the Company’s products to its dealers. The estimated cost of cooperative advertising, which the dealer is required to support, is recorded as marketing expense at the time the product is sold. Cooperative advertising was $5,004,000, $6,841,000, and $6,996,000, in 2008, 2007 and 2006. Total advertising expense, including cooperative advertising, was $24,072,000, $23,671,000, and $23,482,000  in 2008, 2007 and 2006.

Stock Based Compensation

At March 31, 2008, the Company had stock based compensation plans, all previously approved by the shareholders. Stock options granted under these plans generally vest ratably over one to three years of service, have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined. At March 31, 2008, the Company had approximately 1,491,380 shares available for future grant under its stock option plans.

On April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payments (SFAS 123(R)), which requires the fair value of all share based payment transactions, including stock options, be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. The Company has elected the modified prospective transition method in applying SFAS 123(R). Accordingly, periods prior to adoption have not been restated. Under this transition method, the Company applies the provisions of SFAS 123(R) to new awards modified, repurchased, or cancelled after April 1, 2006. Additionally, the Company recognizes compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of April 1, 2006, as the remaining service is rendered. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS 123(R). At March 31, 2008, the Company had $2,569,000 of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of approximately two years.

For the fiscal years ended March 31, 2008 and 2007, the Company recorded compensation expense of $2,063,000 and $2,170,000 related to the adoption of SFAS 123(R), which has been included in selling, general and administrative expenses. The Company’s total stock based compensation related expense reduced both basic and diluted earnings per share by $0.07 and $0.08 for the fiscal years ended March 31, 2008 and 2007.

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

Additionally, prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated Statement of Cash Flows. SFAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flow. For the fiscal years ended March 31, 2008 and 2007, the total income tax benefit from the exercise of stock options classified as financing cash flows was $475,000 and $89,000.

The following table illustrates the effect on net earnings and earnings per share had the fair value based method been applied to the comparable period in the prior fiscal year ended March 31, 2006:

2006
Net earnings:
As reported	$23,746,000
Additional compensation expense, net of tax	1,601,000
Pro forma	$22,145,000
Net earnings per share:
As reported
Basic	$1.21
Diluted	$1.20
Pro forma
Basic	$1.13
Diluted	$1.12

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to estimate the fair value of options:

	2008	2007	2006
Assumptions:
Dividend yield	1.3%	1.3%	1.3%
Average term	5 years	5 years	5 years
Volatility	30%	30%	30%
Risk-free rate of return	5.0%	5.0%	5.0%

The weighted average fair value of options granted during each of the following years ended March 31:

	2008	2007	2006
Fair value of options granted	$5.54	$5.70	$6.91

See Note K for additional disclosures regarding stock option plans.

Net Earnings Per Share

The Company’s diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 1,362,617, 942,500, and 571,500, shares of common stock with weighted average exercise prices of $20.57, $22.37 and $24.41 were outstanding during 2008, 2007 and 2006, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following for the years ended March 31,

	2008	2007	2006
Weighted average number of common shares outstanding	18,137,000	19,030,000	19,642,000
Dilutive effect of option plan	—	98,000	186,000
Common and potential shares outstanding-diluted	18,137,000	19,128,000	19,828,000

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

Accounting Policy and Disclosure Changes

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The Standard may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. The effective date is the beginning of fiscal year 2009. The cumulative effect of adoption would be reported as an adjustment to beginning retained earnings. We have not yet determined the impact that the implementation will have on our results of operations or financial condition.

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161”), which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit-risk related. SFAS No. 161 is effective for the Company beginning January 1, 2009 on a prospective basis. The Company does not expect this standard to have a material impact on its consolidated results of operations or financial condition.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice regarding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial condition or results of operations.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for the fiscal years beginning after November 15, 2007. We have not yet determined the impact that the implementation of SFAS 157 will have on our results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much, provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. FIN 48 was adopted by the Company as of April 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

B             SHORT-TERM INVESTMENTS

Short-term investments consist primarily of a diversified portfolio of municipal bonds and money market funds and are classified as follows at March 31:

	2008	2007
Trading securities	$25,006,000	$38,707,000
Available-for-sale debt securities	—	353,000
	$25,006,000	$39,060,000

Trading securities consists of $25,006,000 and $38,707,000  invested in various money market funds at March 31, 2008 and 2007, respectively, while the remainder of trading securities and available-for-sale securities consists primarily of “A” rated or higher municipal bond investments. The amortized cost and fair value of debt securities classified as available-for-sale was $350,000 and $353,000, at March 31, 2007. At March 31, 2008 no available-for-sale debt securities were being held. The unrealized gain on available-for-sale debt securities is reported, net of tax, as a separate component of shareholders’ equity. The contractual maturities of available-for-sale debt securities at March 31, 2007, were all within one year.

C             INVENTORIES

Inventories consist of the following at March 31:

	2008	2007
Raw materials and sub-assemblies	$30,264,000	$23,591,000
Finished goods	67,731,000	44,058,000
Parts, garments and accessories	28,986,000	30,875,000
	$126,981,000	$98,524,000

D             ACCRUED EXPENSES

Accrued expenses consist of the following at March 31:

	2008	2007
Marketing	$9,555,000	$16,874,000
Compensation	4,667,000	9,044,000
Warranties	16,494,000	17,974,000
Insurance	6,442,000	7,440,000
Other	2,134,000	2,180,000
	$39,292,000	$53,512,000

E              ACQUISITION

In July 2005, the Company acquired a 100% interest in a European company that markets ATVs which utilize the Company’s base ATV models. The Company completed this acquisition to further expand its ATV model offerings and strengthen its European presence. The Company invested $3,464,000, net of cash acquired, to acquire a 100% interest resulting in an excess purchase price over the estimated fair value of net assets was approximately $1,750,000. Allocation of the acquisition costs is as follows:

Cash	$2,102,000
Accounts receivables	3,948,000
Inventories	6,566,000
Other	462,000
Goodwill and other intangibles	3,700,000
Total assets acquired	16,778,000
Total liabilities assumed	11,212,000
Net assets acquired	$5,566,000

F              FINANCING

The Company has a $75,000,000 unsecured bank credit agreement for documentary and stand-by letters of credit and for working capital purposes. Total working capital borrowings under the credit agreement were limited to $60,000,000 during the last five months of the fiscal year. The credit agreement is due on demand and expires July 27, 2009.  Interest on the working capital borrowings is payable monthly at alternative interest rates, at the Company’s election. The Company was in compliance with the credit agreement covenants or obtained non-compliance waivers. At March 31, 2008, there was $7,367,000 issued letters of credit outstanding and no working capital borrowings outstanding. Of the issued letters of credit outstanding, $5,746,000 was issued to Suzuki Motor Corporation (Suzuki) for engine and service parts purchases (see Note H). Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

G             RETIREMENT SAVINGS PLAN

The Company’s 401(k) retirement savings plan covers substantially all eligible employees. Employees may contribute up to 50% of their compensation with the Company matching 100% of the employee contributions, up to a maximum of 3% of the employee’s compensation. The Company can elect to make additional contributions at its discretion. Total Company matching contributions were $1,451,000, $1,513,000 and $1,522,000 in 2008, 2007 and 2006. There were no discretionary contributions made during 2008, 2007 and 2006.

H             RELATED PARTY TRANSACTIONS

The Company purchases engines and service parts from Suzuki, owner of the Company’s Class B common stock. Such purchases totaled $73,689,000, $113,975,000, and $131,965,000 in 2008, 2007 and 2006. The purchase price of the engines and service parts is determined annually. The Company has an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually.

The Company is dependent on Suzuki for the near term supply of most of its engines and related service parts. An interruption of this supply could have a material adverse effect on the Company’s operations. Certain raw materials and services are purchased from vendors in which certain of the Company’s directors are officers or significant shareholders. In 2008, 2007 and 2006, these transactions aggregated $148,000, $127,000 and $2,580,000.

I               INCOME TAXES

Income tax expense (benefit) consists of the following for the years ended March 31:

	2008	2007	2006
Current
Federal	$(6,950,000)	$15,025,000	$11,095,000
State	(446,000)	1,826,000	478,000
Foreign	(301,000)	(553,000)	(78,000)
Deferred	1,809,000	(6,322,000)	(1,055,000)
	$(5,888,000)	$9,976,000	$10,440,000

The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended March 31:

	2008	2007	2006
Statutory income tax rate	(35.0)%	35.0%	35.0%
State taxes	(2.4)	2.7	1.3
Tax exempt interest	(0.6)	(0.4)	(0.6)
Research tax credit	(12.4)	(1.6)	(1.7)
Foreign sales corporation	(4.6)	(3.5)	(2.5)
FIN 48 reserves	(3.8)	—	—
Other permanent differences	(5.6)	(1.1)	(1.0)
	(64.4)%	31.1%	30.5%

The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes under the liability methods are as follows at March 31:

	2008	2007
Short-term deferred income tax assets
Accrued expenses	$11,860,000	$14,278,000
Inventory capitalization and adjustments	2,117,000	2,369,000
Other	352,000	302,000
Short-term deferred income tax liability
Prepaid expenses and other	(1,639,000)	(2,088,000)
Net short-term deferred tax asset	$12,690,000	$14,861,000
Long-term deferred income tax liability
Property and equipment	$11,168,000	$11,787,000
Long-term deferred tax liability	$11,168,000	$11,787,000

On April 1, 2007, the Company adopted Financial Accounting Standards board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as a guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company resulted in no cumulative effect of accounting change being recorded by the Company as of April 1, 2007. The Company had liabilities recorded related to unrecognized tax benefits totaling $4,164,000 and $4,510,000 at March 31, 2008 and 2007. At March 31, 2007 the liability was classified as income taxes payable. The March 31, 2008 liability was classified as an offset to income taxes receivable in the accompanying condensed consolidated balance sheets in accordance with FIN 48. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of operations. The Company had reserves related to potential interest and penalties of $718,000 and $704,000 recorded as a component of the liability at March 31, 2008 and 2007. The entire amount of the liability at March 31, 2008, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months. With few exceptions, the Company is no longer subject to federal, state, or foreign income tax examinations for years prior to 2004. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at April 1, 2007	$4,510,000
Increases related to prior year tax positions	317,000
Decreases related to prior year tax positions	(182,000)
Increases related to current year tax positions	359,000
Settlements	(840,000)
Balance at March 31, 2008	$4,164,000

J              COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At March 31, 2008, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $45,222,000.  The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

Leases

The Company leases buildings and equipment under non-cancelable operating leases. Total rent expense under all lease agreements was $924,000, $1,404,000 and $853,000 for fiscal 2008, 2007, and 2006. Future minimum payments, exclusive of other costs required under non-cancelable operating leases at March 31, 2008 are approximately $165,000 in each of the fiscal years 2009 through 2015.

K             SHAREHOLDERS’ EQUITY

Stock Option Plans

The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant. At March 31, 2008, the Company had 1,491,380 shares of common stock available for grant under the plans.

Transactions under the plans during each of the three years in the period ended March 31, are summarized as follows:

	Number of Shares under option	Weighted average exercise price
Outstanding at April 1, 2005	1,286,016	$18.56
Granted	338,500	21.69
Exercised	(56,167)	16.07
Outstanding at March 31, 2006	1,568,349	19.30
Granted	306,000	17.81
Cancelled	(137,500)	22.70
Exercised	(70,817)	15.18
Outstanding at March 31, 2007	1,666,032	18.92
Granted	408,620	17.43
Cancelled	(14,655)	18.31
Exercised	(197,862)	12.82
Outstanding at March 31, 2008	1,862,135	19.25

Options exercisable at March 31 are as follows:

	Number of	Weighted
	shares under	average
	option	exercise price
2006	1,013,522	$17.17
2007	1,155,038	$18.26
2008	1,225,342	$19.82

The following tables summarize information concerning currently outstanding and exercisable stock options at March 31, 2008:

Options Outstanding

		Weighted	Weighted
		Average	Average
Range of	Number	Remaining	Exercise
Exercise Prices	Outstanding	Contractual Life	Price
$9.38 – 13.37	151,857	5.34 years	11.15
15.33 – 21.96	1,471,278	6.93 years	18.73
25.45 – 28.00	239,000	5.93 years	27.59
	1,862,135	6.68 years	$19.25

Options Exercisable

		Weighted
		Average
Range of	Number	Exercise
Exercise Prices	Exercisable	Price
$9.38 – 13.37	119,857	10.56
15.33 – 21.96	866,485	18.96
25.45 – 28.00	239,000	27.59
	1,225,342	$19.82

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

Share Repurchase Authorization

The Company invested $10,763,000, $19,773,000 and $14,931,000  during 2008, 2007 and 2006 to repurchase and cancel 623,800, 1,134,800 and 726,500  shares of common stock, pursuant to Board of Directors’ authorizations. Included in the 2007 repurchases are 615,000 shares of Class B stock from Suzuki Motor Corporation, repurchased for $10,781,000 or $17.53 per share.  At March 31, 2008, authorization to repurchase $10,001,000 or approximately 1,372,000 shares remain outstanding.

L             SEGMENT REPORTING

Sales to foreign customers, located primarily in Canada, amounted to $248,601,000, $228,008,000 and $204,132,000 in 2008, 2007 and 2006. The Company has identifiable long-lived assets of approximately $2,751,000 and $2,869,000 located in Canada and Europe at March 31, 2008 and 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Arctic Cat Inc.

We have audited the accompanying consolidated balance sheets of Arctic Cat Inc. and subsidiaries as of March 31, 2008 and March 31, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arctic Cat Inc. and subsidiaries as of March 31, 2008 and March 31, 2007 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note I to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48; Accounting for Uncertainty in Income Taxes, effective April 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arctic Cat Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 10, 2008 expressed an unqualified opinion on the effectiveness of Arctic Cat Inc. and subsidiaries internal control over financial reporting.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

June 10, 2008

ARCTIC CAT INC. EXHIBIT INDEX

EXHIBIT NUMBER

		METHOD OF FILING
3(a)	Amended and Restated Articles of Incorporation Of the Company	(3)
3(b)	Restated By-Laws of the Company	(1)(10)
4(a)	Form of specimen common stock certificate	(1)
4(b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(4)

10(a)	Purchase/Supply Agreement dated as of March 1, 1985 between Suzuki Motor Co., Ltd. And the Company, and related Agreement on Implementation of Warranty Provision.	(1)
10(b)	Form of Employment Agreement between the Company and each of its executive officers.	(1)
10(c)	Floorplan Repurchase Agreement dated July 13, 1984, between the Company and ITT Commercial Finance Corp.	(1)
10(d)	Floorplan Repurchase Agreement dated as of June 15, 1988, between the Company and ITT Commercial Finance, a division of ITT Industries of Canada, Ltd.	(1)
10(e)	Discretionary Revolving Credit Facility, dated as of June 6, 1997, between the Company and Wells Fargo Bank Minnesota, National Association.	(3)
10(f)	2002 Stock Plan	(5)
10(g)	Form of Incentive Stock Option Agreement for 2002 Stock Plan	(7)
10(h)	Form of Non-Qualified Stock Option Agreement for 2002 Stock Plan	(7)
10(i)	Form of Director Non-Qualified Stock Option Agreement for 2002 Stock Plan	(7)
10(j)	Program Agreement, dated as of January 20, 2003, by and between Arctic Cat Sales Inc. and Textron Financial Corporation (Confidential treatment pursuant to 17 CFR Sections 200.80(b) and 240.246-2 has been granted for certain portions of this exhibit. Such portions have been omitted herein and have been filed separately with the SEC.)	(6)
10(k)	Repurchase Agreement, dated as of January 20, 2003, By and between Arctic Cat Sales Inc. and Textron Financial Corporation	(6)
10(l)	2007 Omnibus Stock and Incentive Plan	(8)
10(m)	Form of Incentive Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(8)
10(n)	Form of Non-Qualified Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(8)
10(0)	Form of Director Stock Option Agreement for 2007 Omnibus Stock and incentive Plan	(9)
10(p)	Form of Restricted Stock Agreement for 2007 Omnibus Stock and Incentive Plan	(9)
10(q)	Form of Stock-Settled Appreciation Rights Agreement for 2007 Omnibus Stock and Incentive Plan	(9)
21	Subsidiaries of the Registrant	(2)
23	Consent of Independent Registered Public Accounting Firm	(2)
31.1	Section 302 Certification of Chief Executive Officer	(2)
31.2	Section 302 Certification of Chief Financial Officer	(2)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)

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

(8) Incorporated herein by reference to the Company’s Current Report of Form 8-K filed August 14, 2007.

(9) Incorporated herein by reference to the Company’s Current Report of Form 8-K filed April 7, 2008.

(10) Incorporated by reference to the Company’s Current Report on Form 8-K filed December 19, 2007.