Form 10-K/A
period 2008-03-31
ARCTIC CAT INC
filed 2008-06-18
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended March 31, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File No. 0-18607

ARCTIC CAT INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

601 Brooks Avenue South

Thief River Falls, Minnesota 56701

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (218) 681-8558

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, $.01 par value.
Preferred Stock Purchase Rights.

Securities registered pursuant to Section 12(g) of the Act:	None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:                                                   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes     ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately: $296,138,659.

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

EXPLANATORY NOTE

Arctic Cat Inc. (“Arctic Cat” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (the “Annual Report”), originally filed with the Securities and Exchange Commission on June 13, 2008.  The Company is filing this Amendment solely for the purpose of amending and restating the “Report of Independent Registered Public Accounting Firm” in Item 9A and Item 15(a)(1)(vi) to correct certain inadvertent errors.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other amendments are being made to the Annual Report.  This Amendment does not reflect events occurring after the June 13, 2008 filing of our Annual Report, and does not modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART II

ITEM 9A.       CONTROLS AND PROCEDURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Arctic Cat Inc.

We have audited Arctic Cat Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Arctic Cat Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arctic Cat Inc. and subsidiaries as of March 31, 2008 and March 31, 2007, and the related consolidated statements of operations, shareholders’equity, and cash flows for each of the three years in the period ended March 31, 2008 and our report dated June 10, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
June 10, 2008

PART IV

ITEM 15(a)(1)(vi).                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

As discussed in Note I to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48; Accounting for Uncertainty in Income Taxes, effective April 1, 2007.  The Company also adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment, effective April 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arctic Cat Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 10, 2008 expressed an unqualified opinion on the effectiveness of Arctic Cat Inc. and subsidiaries internal control over financial reporting.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
June 10, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of June, 2008.

ARCTIC CAT INC.

/s/ CHRISTOPHER A. TWOMEY
Christopher A. Twomey,
Chairman of the Board of Directors, President and Chief
Executive Officer

ARCTIC CAT INC. EXHIBIT INDEX

		Method
Exhibit		of
No.	Description	Filing
31.1	Section 302 Certification of Chief Executive Officer.	(1)
31.2	Section 302 Certification of Chief Financial Officer.	(1)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

(1)   Filed with this Form 10-K/A.