Form 10-Q
period 2008-06-30
ARCTIC CAT INC
filed 2008-08-11
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarter ended June 30, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

At August 8, 2008, 11,965,485 shares of Common Stock and 6,102,000 shares of Class B Common Stock of the Registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

ASSETS	June 30, 2008	March 31, 2008
CURRENT ASSETS
Cash and equivalents	$5,624,000	$10,057,000
Short-term investments	166,000	25,006,000
Accounts receivable, less allowances	45,419,000	39,666,000
Inventories	156,152,000	126,981,000
Prepaid expenses	4,493,000	3,196,000
Income taxes receivable	5,703.000	9,546,000
Deferred income taxes	12,756,000	12,690,000

Total current assets	230,313,000	227,142,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	185,036,000	182,936,000
Land, buildings and improvements	28,134,000	27,857,000

	213,170,000	210,793,000
Less accumulated depreciation	141,372,000	136,310,000

	71,798,000	74,483,000
OTHER ASSETS
Goodwill, intangibles and other assets	4,083,000	4,273,000

Total other assets	4,083,000	4,273,000

	$306,194,000	$305,898,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$12,100,000	$—
Accounts payable	72,368,000	74,576,000
Accrued expenses	37,484,000	39,292,000

Total current liabilities	121,952,000	113,868,000

DEFERRED INCOME TAXES	11,131,000	11,168,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 11,965,485 at June 30, 2008; 11,833,485 at March 31, 2008	119,000	118,000
Class B common stock, par value $.01; 7,560,000 shares authorized; issued, and outstanding, 6,102,000 at June 30, 2008 and at March 31, 2008.	61,000	61,000
Additional Paid in Capital	472,000	—
Accumulated other comprehensive income	4,771,000	4,768,000
Retained earnings	167,688,000	175,915,000

	173,111,000	180,862,000
	$306,194,000	$305,898,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months
	Ended June 30,
	2008	2007

Net sales	$93,877,000	$87,862,000

Cost of goods sold	79,878,000	75,044,000

Gross profit	13,999,000	12,818,000

Selling, general and administrative expenses	22,153,000	23,223,000

Operating Loss	(8,154,000)	(10,405,000)

Other income (expense)
Interest income	72,000	430,000
Interest expense	(204,000)	(61,000)

	(132,000)	369,000

Loss before income tax benefit	(8,286,000)	(10,036,000)

Income tax benefit	(1,323,000)	(2,881,000)

Net loss	$(6,963,000)	$(7,155,000)
Net loss per share
Basic	$(0.39)	$(0.39)
Diluted	$(0.39)	$(0.39)

Weighted average shares outstanding
Basic	18,019,000	18,397,000
Diluted	18,019,000	18,397,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2008	2007

Cash flows from operating activities
Net loss	$(6,963,000)	$(7,155,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,359,000	5,667,000
Deferred income taxes	(25,000)	1,628,000
Stock based compensation expense	473,000	462,000
Changes in operating assets and liabilities:
Trading securities	24,840,000	38,614,000
Accounts receivable	(5,944,000)	(4,281,000)
Inventories	(28,905,000)	(50,857,000)
Prepaid expenses	(1,123,000)	(618,000)
Accounts payable	(8,453,000)	5,047,000
Accrued expenses	(1,799,000)	(10,481,000)
Income taxes	3,843,000	(9,248,000)
Net cash used in operating activities	(18,697,000)	(31,222,000)

Cash flows from investing activities
Purchase of property and equipment	(2,658,000)	(2,111,000)
Net cash used in investing activities	(2,658,000)	(2,111,000)

Cash flows from financing activities
Checks written in excess of bank balance	6,233,000	1,563,000
Proceeds from short-term borrowings	47,550,000	24,650,000
Payments on short-term borrowings	(35,450,000)	(23,150,000)
Proceeds from issuance of common stock	—	2,537,000
Tax benefit from stock option exercises	—	475,000
Dividends paid	(1,265,000)	(1,285,000)
Repurchase of common stock	—	(2,707,000)
Net cash provided by financing activities	17,068,000	2,083,000

Effect of exchange rate changes on cash
and equivalents	(146,000)	46,000

Net decrease in cash and equivalents	(4,433,000)	(31,204,000)

Cash and equivalents at the beginning of period	10,057,000	36,217,000
Cash and equivalents at the end of period	$5,624,000	$5,013,000

Supplemental disclosure of cash payments for income taxes	$232,000	$4,264,000

Supplemental disclosure of non-cash investing and financing activities:

As of June 30, 2008 and 2007, property and equipment purchases of $0 and $449,000 were included in accounts payable.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008, the results of operations for the three month periods ended June 30, 2008 and 2007 and cash flows for the three month periods ended June 30, 2008 and 2007.  Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2008 is derived from the audited balance sheet as of that date.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses.  Actual results could differ from those estimates.

NOTE B—STOCK BASED COMPENSATION

                At June 30, 2008, the Company had stock based compensation plans, all previously approved by the shareholders. Stock options and awards granted under these plans generally vest ratably over one to three years of service, have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as such term is defined in the plan. At June 30, 2008, the Company had approximately 1,268,090 shares available for future grant under its stock option and award plan.

                The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payments,” which requires that the fair value of all share-based payment transactions, including stock options and awards, be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. At June 30, 2008, the Company had $1,961,000 of unrecognized compensation costs related to unvested stock options and awards that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended June 30, 2008 and 2007, the Company recorded compensation expense of $473,000 and $462,000 in accordance with SFAS 123(R), which has been included in selling, general and administrative expenses. The Company’s total stock-based compensation related expense reduced both basic and diluted earnings per share by $0.02 and $0.02 for the three months ended June 30, 2008 and 2007.

                The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2008.

Assumptions:
Dividend Yield:	1.3%
Average Term:	5 years
Volatility:	30%
Risk free rate of return:	5%

Option transactions under the plans during the three months ended June 30, 2008 are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2008	1,862,135	$19.25
Granted	91,290	7.53
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2008	1,953,425	$18.70	6.37	$39,000
Exercisable at June 30, 2008	1,225,342	$19.82	5.48	$10,000

The aggregate intrinsic value is based on the Company’s June 30, 2008 common share market value for in-the-money options.

The following information applies to options outstanding at June 30, 2008.

	Options Outstanding
Range of exercise prices	Number outstanding at period end	Weighted- average remaining contractual life	Weighted- average exercise price
$6.11- 9.63	139,197	4.85	$8.06
10.38-13.37	103,950	5.61	12.11
15.33-21.96	1,471,278	6.68	18.73
25.45-28.00	239,000	5.68	27.59
	1,953,425	6.37	$18.70

	Options Exercisable
Range of exercise price	Number exercisable at period end	Weighted- average exercise price
$ 6.11- 9.63	47,907	$9.07
10.38-13.33	71,950	11.55
15.33-21.96	866,485	18.96
25.45-28.00	239,000	27.59
	1,225,342	$19.82

                The Company’s stock option plan provides for grants of restricted common stock to key employees of the Company other than the Chief Executive Officer and other senior executives of the Company.  The restricted common stock is valued based on the company’s market value of common stock on the date of grant and expensed over the requisite service period which approximates two years.  At June 30, 2008, the company had 132,000 shares of restricted common stock issued and outstanding under the plan.  The restricted shares have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

NOTE C—NET EARNINGS PER SHARE

                The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.  Options to purchase 1,856,228 and 790,980 shares of common stock with weighted average exercise prices of $19.29 and $23.23 were outstanding during the three months ended June 30, 2008 and 2007, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following:

	Three Months Ended
	June 30,
	2008	2007
Number of common
shares outstanding	18,019,000	18,397,000

Dilutive effect of option plan	—	—

Common and potential common shares outstanding - diluted	18,019,000	18,397,000

NOTE D—SHORT-TERM INVESTMENTS

                Short-term investments consist of the following:

	June 30,	March 31,
	2008	2008
Trading securities	$166,000	$25,006,000
	$166,000	$25,006,000

NOTE E—INVENTORIES

Inventories consist of the following:

	June 30,	March 31,
	2008	2008
Raw materials and sub-assemblies	$46,282,000	$30,264,000
Finished goods	78,838,000	67,731,000
Parts, garments and accessories	31,032,000	28,986,000
	$156,152,000	$126,981,000

NOTE F—ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	March 31,
	2008	2008
Marketing	$7,658,000	$9,555,000
Compensation	4,213,000	4,667,000
Warranties	16,275,000	16,494,000
Insurance	7,070,000	6,442,000
Other	2,268,000	2,134,000
	$37,484,000	$39,292,000

NOTE G—PRODUCT WARRANTIES

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

	2008	2007
Balance at beginning of period	$16,494,000	$17,974,000
Warranty provision	1,890,000	1,687,000
Warranty claim payments	(2,109,000)	(2,499,000)
Balance at end of period	$16,275,000	$17,162,000

NOTE H—SHAREHOLDERS’ EQUITY

                Dividend Declaration

                On August 7, 2008, the Company announced that it’s Board of Directors declared a regular quarterly cash dividend of $0.07 per share, payable on or about September 4, 2008 to shareholders of record on August 22, 2008.

Share Repurchase

                In January 2008, the Company’s Board of Director’s approved a $10,000,000 share repurchase program. During the three months ended June 30, 2008 and 2007, the Company invested $0 and $2,707,000, respectively, to repurchase and cancel 0 and 140,600 shares, respectively, pursuant to the Board of Directors’ authorizations. At June 30, 2008, authorization to repurchase up to $10,000,000 or approximately 1,274,000 shares, remains outstanding.

Additional Paid-in-Capital

                During the three months ended June 30, 2008 and 2007 additional paid-in-capital increases of $473,000 and $3,473,000 from the exercise of stock options and the expensing of stock based compensation under SFAS 123(R) were offset by share repurchases of $0 and $2,706,000. During the three months ended June 30, 2008 and 2007, additional paid-in capital increases of $473,000 and $462,000 were recorded under SFAS 123(R).

Accumulated Other Comprehensive Income (Loss)

                The components and changes in accumulated other comprehensive income (loss), net of taxes, during the following periods were as follows:

	Three months ended June 30,
	2008	2007
Total Accumulated Other Comprehensive
Income (Loss)
Balance at beginning of period	$4,768,000	$2,117,000
Unrealized loss on securities available-for-sale, net of tax	—	(1,000)
Unrealized loss on derivative instruments, net of tax	(133,000)	(4,813,000)
Foreign currency translation adjustment	136,000	402,000

Balance at end of period	$4,771,000	$(2,295,000)

Other comprehensive loss was as follows:

	Three months ended June 30,
	2008	2007
Net loss	$(6,963,000)	$(7,155,000)
Unrealized loss on securities available-for-sale, net of tax	—	(1,000)
Unrealized loss on derivative instruments, net of tax	(133,000)	(4,813,000)
Foreign currency translation adjustment	136,000	402,000

Total Other Comprehensive loss	$(6,960,000)	$(11,567,000)

Note I—COMMITMENTS AND CONTINGENCIES

                Dealer Financing

                Finance companies provide certain of the Company’s dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At June 30, 2008, the Company’s contingent maximum repurchase obligation was approximately $44,299,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

Litigation

                The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  Accidents involving personal injury and property damage occur in the use of snowmobiles and ATVs. Claims have been made against the Company from time to time. It is the Company’s policy to vigorously defend against these actions. The Company believes that the cases currently in discovery are adequately covered by reserves and product liability insurance. The Company is not involved in any legal proceedings which it believes will have the potential for a materially adverse impact on the Company’s business or financial condition, results of operations or cash flows.

NOTE J — RECENT ACCOUNTING PRONOUNCEMENTS

                In September of 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement.”  SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing as asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS 157 is effective for financial statements issued for the fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of April 1, 2008. The impact of the Company’s adoption of SFAS 157 was not significant.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company will adopt FAS 157 for non-financial assets and non-financial liabilities on December 31, 2008, and does not anticipate this adoption will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159.  “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure most financial instruments at fair value if desired. SFAS 159 may be applied on a contract by contract basis, and is irrevocable once applied to those contracts.  SFAS 159 may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items.  After election of this option, changes in fair value are reported as earnings.  The items measured at fair value must be shown separately on the balance sheet.  The effective date for SFAS 159 is for fiscal years beginning after November 15, 2007.  The cumulative effect of adoption would be reported as an adjustment to beginning retained earnings.  The Company did not elect to apply the provisions of SFAS 159 to any financial assets or liabilities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which will require increased disclosure about the Company’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.  Certain disclosures will also be required with respect to derivative features that are credit-risk related.  SFAS No 161 is effective for the Company beginning January 1, 2009 on a prospective basis.  The Company does not expect this standard to have a material impact on its consolidated results of operations or financial condition.

                In December 2007, the FASB issued SFAS No 141(R), “Business Combinations.”  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired company and the goodwill acquired.  SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 141(R) to have any significant impact on the Company’s accounting treatment for business combinations on a prospective basis beginning in the period it is adopted.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

                Arctic Cat Inc. (the “Company”) designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat brand name, as well as related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota.  The Company markets its products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, the Middle East, Asia, and other international markets. The Arctic Cat brand name has existed for more than 45 years and is among the most widely recognized and respected names in the snowmobile industry.  The Company trades on the NASDAQ Global Select Market under the symbol “ACAT.”

Results of Operations

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007.

                Net sales for the first quarter of fiscal 2009 increased 6.8% to $93,877,000 from $87,862,000 for the first quarter of fiscal 2008. Snowmobile sales increased 80% to

$21,416,000 for the first quarter of 2009 from $11,888,000 for the same quarter in fiscal 2008, primarily due to the timing of shipments. ATV sales decreased 10% to $53,774,000 for the first quarter of 2009 from $59,716,000 for the same quarter in fiscal 2008. Parts, garments and accessory sales increased 14.9% to $18,687,000 for the first quarter of 2009 from $16,258,000 in the same quarter in fiscal 2008. Snowmobile unit volume increased 41.2% and ATV unit volume decreased 16.2% for the first quarter of fiscal 2009 compared to the same quarter last year. For fiscal 2009, the Company expects snowmobile sales to increase 20%-23%, ATV sales to be flat, and parts, garments, and accessories sales to increase 4%-8% resulting in an increase of 5%-8% in net sales for fiscal 2009.

                Gross profit for the first quarter of fiscal 2009 increased 9.2% to $13,999,000 from $12,818,000 for the same quarter in fiscal 2008.  The quarterly gross profit percentage for the first quarter in fiscal 2009 was 14.9%, compared to 14.6% for the first quarter in fiscal 2008. The quarterly increase in gross profit percentage was primarily due to a higher amount of parts, garments and accessories in the sales mix.

                Operating expenses for the first quarter of fiscal 2009 decreased 4.6% to $22,153,000 from $23,223,000 for the first quarter of last year. As a percent of sales, operating expenses were 23.6% for the first quarter of fiscal 2009 versus 26.4% for the same quarter last year.  The quarterly decrease in operating expenses resulted primarily from decreased ATV marketing expenses.

                Interest income for the first quarter of fiscal 2009 decreased to $72,000 from $430,000 for the first quarter of last year.  Interest expense for the first quarter of fiscal 2009 increased to $204,000 compared to $61,000 for the first quarter of last year.  Interest income and interest expense were primarily affected by the lower cash levels at the beginning of fiscal 2009 compared to last year that resulted in increased borrowings from the Company’s line of credit during the first quarter of fiscal 2009 compared to the same period last year.

                The net loss for the first quarter of fiscal 2009 was $6,963,000, or $0.39 per diluted share, compared to a net loss of $7,155,000 or $0.39 per diluted share for the same period last year.

Liquidity and Capital Resources

                The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements during the year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin.  During the three months ended June 30, 2008, the Company had no repurchases of its common shares compared to $2,707,000 for the same three month period of the prior year. Cash and short-term investments were $5,790,000 and $5,438,000 at June 30, 2008 and 2007, respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

                The Company believes that the cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program, and capital expenditure requirements on a short and long-term basis.

Line of Credit

                The Company has an unsecured credit agreement with a bank for the issuance of up to $60,000,000 of documentary and stand-by letters of credit and for working capital, and also has a $15,000,000 seasonal credit agreement for the Company’s peak production period.  This agreement will expire August 15, 2008.  The Company expects to renew this credit agreement with the same bank under similar terms and conditions.  The Company was in compliance with the credit agreement or obtained non-compliance waivers.

Significant Accounting Policies

                See the Company’s most recent Annual Report on Form 10-K for the year ended March 31, 2008 for a discussion of its critical accounting policies.

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement.”  SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS 157 is effective for financial statements issued for the fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of April 1, 2008. The impact of the Company’s adoption of SFAS 157 was not significant.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company will adopt FAS 157 for non-financial assets and non-financial liabilities on December 31, 2008, and does not anticipate this adoption will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159,  “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure most financial instruments at fair value if desired. SFAS 159 may be applied on a contract by contract basis, and is irrevocable once applied to these contracts.  SFAS 159 may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items.  After election of this option, changes in fair value are reported as earnings.  The items measured at fair value must be shown separately on the balance sheet.  The effective date for SFAS 159 is for fiscal years beginning after November 15, 2007.  The cumulative effect of adoption would be reported as an adjustment to beginning retained earnings.  The Company did not elect to apply the provisions of SFAS 159 to any financial assets or liabilities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133”, which will require increased disclosure about the Company’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.  Certain disclosures will also be required with respect to derivative features that are credit-risk related.  SFAS No 161 is effective for the Company beginning January 1, 2009 on a prospective basis.  The Company does not expect this standard to have a material impact on its consolidated results of operations or financial condition.

                In December 2007, the FASB issued SFAS No 141(R), “Business Combinations.”  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired company and the goodwill acquired.  SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 141(R) to have any significant impact on the Company’s accounting treatment for business combinations on a prospective basis beginning in the period it is adopted.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risk relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2008. As of June 30, 2008, the Company had no Japanese yen or Canadian dollar denominated cash flow hedges.

                Information regarding inflation, foreign currency exchange rates and interest rates, is discussed within “Quantitative and Qualitative Disclosures About Market Risk — Inflation, Foreign Exchange Rates and Interest Rates” and Footnote A to the Financial Statements in the 2008 Annual Report on Form 10-K.  Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and is not deemed to be significant.

Item 4. Controls and Procedures

                The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “1934 Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

                There were no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                The following table presents the total number of shares repurchased during the first quarter of fiscal 2009 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the maximum number of shares that may be purchased at the end of the applicable fiscal period pursuant to the Company’s stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	—	$—	—	1,319,261
May 1, 2008 – May 31, 2008	—	$—	—	1,264,223
June 1, 2008 – June 30, 2008	—	$—	—	1,273,885
Total	—	$—	—	1,273,885

(1) On January 4, 2008, the Company announced that its Board of Directors had approved a $10,000,000 repurchase program. Authority over pricing and timing under this program has been delegated to management and there is no expiration date for this program.

                The Company purchases Company common stock to offset the dilution created by employee stock option programs and because the Board of Directors believes investment in the Company’s common stock is an excellent use of its excess cash.

                The Company has executed the Company stock purchases in accordance with Rule 10b-18 of the 1934 Act, and there have been no other purchases by the Company of its common stock during the first quarter of fiscal 2009.

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

(1)                                  Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984), as amended by Current Report on Form 8-K filed December 13, 2007.

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

ARCTIC CAT INC.

Date: August 8, 2008	By	/s/ Christopher A Twomey
Christopher A. Twomey
Chief Executive Officer

Date: August 8, 2008	By	/s/ Timothy C Delmore
Timothy C. Delmore
Chief Financial Officer