Form 10-Q
period 2008-09-30
ARCTIC CAT INC
filed 2008-11-10
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:   0-18607

ARCTIC CAT INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

601 Brooks Avenue South, Thief River Falls, Minnesota	56701
(Address of principal executive offices)	(Zip Code)

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

Yes ☐    No ☒

At November 7, 2008, 11,988,985 shares of Common Stock and 6,102,000 shares of Class B Common Stock of the Registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2008	March 31, 2008
ASSETS
CURRENT ASSETS
Cash and equivalents	$3,565,000	$10,057,000
Short-term investments	168,000	25,006,000
Accounts receivable, less allowances	78,613,000	39,666,000
Inventories	172,320,000	126,981,000
Prepaid expenses	2,668,000	3,196,000
Income taxes receivable	514,000	9,546,000
Deferred income taxes	15,047,000	12,690,000

Total current assets	272,895,000	227,142,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	185,674,000	182,936,000
Land, buildings and improvements	28,432,000	27,857,000
	214,106,000	210,793,000
Less accumulated depreciation	147,091,000	136,310,000
	67,015,000	74,483,000
OTHER ASSETS
Goodwill, intangibles and other assets	3,845,000	4,273,000

Total other assets	3,845,000	4,273,000

	$343,755,000	$305,898,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$14,810,000	$—
Accounts payable	88,266,000	74,576,000
Accrued expenses	44,814,000	39,292,000

Total current liabilities	147,890,000	113,868,000

DEFERRED INCOME TAXES	11,260,000	11,168,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 11,988,985 at September 30, 2008; 11,833,485 at March 31, 2008	120,000	118,000
Class B common stock, par value $.01; 7,560,000 shares authorized; issued, and outstanding, 6,102,000 at September 30, 2008 and at March 31, 2008.	61,000	61,000
Additional Paid in Capital	1,872,000	—
Accumulated other comprehensive income (loss)	(785,000)	4,768,000
Retained earnings	183,337,000	175,915,000

	184,605,000	180,862,000

	$343,755,000	$305,898,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Net Sales	$204,314,000	$205,210,000	$298,191,000	$293,072,000

Cost of goods sold	155,904,000	151,031,000	235,782,000	226,075,000

Gross profit	48,410,000	54,179,000	62,409,000	66,997,000

Operating expenses
Selling and Marketing	14,795,000	14,178,000	24,801,000	26,248,000
Research and development	4,248,000	4,123,000	8,928,000	8,589,000
General and administrative	8,847,000	15,361,000	16,314,000	22,048,000
Total operating expenses	27,890,000	33,662,000	50,043,000	56,885,000

Operating Profit	20,520,000	20,517,000	12,366,000	10,112,000

Other income (expense)	27,000	69,000	99,000	499,000
Interest income	(414,000)	(391,000)	(618,000)	(452,000)
Interest expense	(387,000)	(322,000)	(519,000)	47,000

Earnings before income taxes	20,133,000	20,195,000	11,847,000	10,159,000

Income tax expense	3,218,000	6,251,000	1,895,000	3,370,000

Net earnings	$16,915,000	$13,944,000	$9,952,000	$6,789,000

Net earnings per share
Basic	$0.94	$0.77	$0.55	$0.37
Diluted	$0.93	$0.76	$0.55	$0.37
Weighted Average shares outstanding
Basic	18,078,000	18,225,000	18,049,000	18,311,000
Diluted	18,091,000	18,279,000	18,056,000	18,397,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net earnings	$9,952,000	$6,789,000
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation and amortization	13,921,000	15,126,000
Loss on disposal of fixed assets	98,000	34,000
Deferred income taxes	(2,187,000)	(1,828,000)
Stock based compensation expense	1,874,000	1,313,000
Changes in operating assets and liabilities:
Trading securities	24,838,000	38,607,000
Accounts receivable	(40,231,000)	(23,763,000)
Inventories	(47,149,000)	(76,281,000)
Prepaid expenses	688,000	1,121,000
Accounts payable	12,253,000	21,573,000
Accrued expenses	5,680,000	(660,000)
Income taxes	9,031,000	390,000
Net cash used in operating activities	(11,232,000)	(17,579,000)

Cash flows from investing activities
Purchase of property and equipment	(6,432,000)	(7,575,000)
Purchase of other assets	—	(86,000)
Net cash used in investing activities	(6,432,000)	(7,661,000)

Cash flows from financing activities
Checks written in excess of bank balance	1,639,000	2,939,000
Proceeds from short-term borrowings	122,210,000	87,075,000
Payments on short-term borrowings	(107,400,000)	(87,075,000)
Proceeds from issuance of common stock	—	2,537,000
Tax benefit from stock option exercises	—	475,000
Dividends paid	(2,530,000)	(2,552,000)
Repurchase of common stock	—	(8,387,000)
Net cash provided by (used in) financing activities	13,919,000	(4,988,000)

Effect of exchange rate changes on cash and equivalents	(2,747,000)	(40,000)

Net decrease in cash and equivalents	(6,492,000)	(30,268,000)

Cash and equivalents at the beginning of period	10,057,000	36,217,000
Cash and equivalents at the end of period	$3,565,000	$5,949,000

Supplemental disclosure of cash payments for income taxes	$365,000	$4,332,000

Supplemental disclosure of cash payment For interest	$96,000	$321,000

Supplemental disclosure of non-cash investing and financing activities:

As of September 30, 2008 and 2007, property and equipment purchases of $0 and $573,000 were included in accounts payable.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008, the results of operations for the three and six month periods ended September 30, 2008 and 2007 and cash flows for the six month periods ended September 30, 2008 and 2007.  Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2008 is derived from the audited balance sheet as of that date.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses.  Actual results could differ from those estimates.

Certain fiscal year 2008 amounts have been reclassified to conform with the fiscal year 2009 financial statement presentation.  The reclassification had no effect on previously reported operating results.

NOTE B–STOCK BASED COMPENSATION

At September 30, 2008, the Company had stock based compensation plans, all previously approved by the shareholders. Stock options and awards granted under these plans generally vest ratably over one to three years of service, have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as such term is defined in the plans. At September 30, 2008, the Company had approximately 732,786 shares available for future grant under its stock option and award plans.

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payments,” which requires that the fair value of all share-based payment transactions, including stock options and awards, be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. At September 30, 2008, the Company had $2,575,000 of unrecognized compensation costs related to unvested stock options and awards that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended September 30, 2008 and 2007, the Company recorded compensation expense of $1,400,000 and $851,000, and for the six months ended September 30, 2008, and 2007, the Company recorded compensation expense of $1,874,000 and $1,313,000 in accordance with the adoption of SFAS 123(R), which has been included in selling, general and administrative expenses. The Company’s total stock-based compensation related expense reduced both basic and diluted earnings per share by $0.07 and $0.03 for the three months ended September 30, 2008 and 2007, and by $0.09 and $0.05 for the six months ended September 30, 2008 and 2007.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2008.

Assumptions:

Dividend Yield:  2.5%

Average Term: 5 years

Volatility: 32%

Risk free rate of return: 3.3%

Option transactions under the plans during the three months ended June 30, 2008 are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2008	1,862,135	$19.25
Granted	603,094	9.30
Exercised	—	—
Cancelled	—	—
Outstanding at September 30, 2008	2,465,229	$16.82	6.82	$166,000
Exercisable at September 30, 2008	1,568,969	$19.23	5.87	$18,000

The aggregate intrinsic value is based on the Company’s September 30, 2008 common share market value for in-the-money options.

The following information applies to options outstanding at September 30, 2008.

Options Outstanding

Range of exercise prices	Number outstanding at period end	Weighted- average remaining contractual life	Weighted- average exercise price
$6.11- 7.53	97,197	4.46	$7.44
9.38-13.37	657,754	8.53	10.00
15.33-21.96	1,471,278	6.44	18.73
25.45-28.00	239,000	5.42	27.59
	2,465,229	6.82	$16.82

Options Exercisable

Range of exercise price	Number exercisable at period end	Weighted- average exercise price
$ 6.11- 7.53	5,907	$6.11
9.38-13.37	180,754	10.34
15.33-21.96	1,143,308	18.96
25.45-28.00	239,000	27.59
	1,568,969	$19.23

One of the Company’s stock option plans provides for grants of restricted common stock to key employees of the Company including the Chief Executive Officer and other senior executives of the Company.  The restricted common stock is valued based on the Company’s market value of common stock on the date of grant and expensed over the requisite service period which approximates two years.  At September 30, 2008, the Company had 155,500 shares of restricted common stock issued and outstanding under the plan.  The restricted shares have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

NOTE C-NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.  Options to purchase 2,368,032 and 1,092,980 shares of common stock with weighted average exercise prices of $17.20 and $21.75 were outstanding during the three months ended September 30, 2008 and 2007, and options to purchase 2,112,130 and 941,980 shares of common stock with weighted average exercise prices of $18.12 and $ 22.37 were outstanding during the six months ended September 30, 2008 and 2007, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following:

	Three month Ended September 30,		Six Month Ended September 30,
	2008	2007	2008	2007
Number of common shares outstanding	18,078,000	18,225,000	18,049,000	18,311,000
Dilutive effect of option plan	13,000	54,000	7,000	86,000
Common and potential common shares outstanding-diluted	18,091,000	18,279,000	18,056,000	18,397,000

NOTE D-SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	September 30, 2008	March 31, 2008

Trading securities	$168,000	$25,006,000
	$168,000	$25,006,000

NOTE E-INVENTORIES

Inventories consist of the following:

	September 30, 2008	March 31, 2008

Raw materials and sub-assemblies	$48,884,000	$30,264,000
Finished goods	89,948,000	67,731,000
Parts, garments and accessories	33,488,000	28,986,000
	$172,320,000	$126,981,000

NOTE F–LINE OF CREDIT

The Company has available a revolving line of credit with a bank for $ 75,000,000 at September 30, 2008, reduced to $ 60,000,000 at October 31, 2008 and $40,000,000 at December 31, 2008.  The line of credit expires March 31, 2009.  Borrowings under the line of credit bear interest at one of the following rates selected by the Company: the floating rate, which is the sum of 0.75% and the greater of the bank’s base rate or the federal funds rate plus 0.50%, or the LIBOR rate set by the Administrative Agent.  As of September 30, 2008 the effective rate was 5.75%.  All borrowings are collateralized by accounts receivable, and inventory.  Borrowings from the line of credit were $14,810,000 and $ 0 at September 30, 2008 and 2007, respectively and the outstanding letters of credit balances were $12,807,000 and $16,121,000 at September 30, 2008 and 2007, respectively.  Borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items.  As of September 30, 2008 the Company is in compliance with all covenants.

NOTE G-ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2008	March 31, 2008

Marketing	$10,118,000	$9,555,000
Compensation	5,738,000	4,667,000
Warranties	18,290,000	16,494,000
Insurance	7,728,000	6,442,000
Other	2,940,000	2,134,000
	$44,814,000	$39,292,000

NOTE H-PRODUCT WARRANTIES

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

	2008	2007
Balance at beginning of period	$16,494,000	$17,974,000
Warranty provision	5,829,000	6,304,000
Warranty claim payments	(4,033,000)	(4,467,000)
Balance at end of period	$18,290,000	$19,811,000

NOTE I—SHAREHOLDERS’ EQUITY

Dividend Declaration

On October 29, 2008, the Company announced that it’s Board of Directors declared a regular quarterly cash dividend of $0.07 per share, payable on or about December 3, 2008 to shareholders of record on November 14, 2008.

Share Repurchase

In January 2008, the Company’s Board of Director’s approved a $10,000,000 share repurchase program. During the six months ended September 30, 2008 and 2007, the Company invested $0 and $8,387,000, respectively, to repurchase and cancel 0 and 457,900 shares, respectively, as authorized by the Board of Directors. At September 30, 2008, authorization to repurchase up to $10,000,000 or approximately 1,093,000 shares, remains outstanding.

Additional Paid-in-Capital

During the six months ended September 30, 2008 and 2007, additional paid-in-capital increases of $1,874,000 and $4,324,000 from the exercise of stock options and the expensing of stock based compensation under SFAS 123(R) were offset by share repurchases of $0 and $4,324,000. During the six months ended September 30, 2008 and 2007, additional paid-in capital increases of $1,874,000 and $1,313,000 were recorded under SFAS 123(R).

Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss), net of taxes, during the following periods were as follows:

	Six months ended September 30,
	2008	2007
Total Accumulated Other Comprehensive
Income (Loss)
Balance at beginning of period	$4,768,000	$2,117,000
Unrealized loss on securities available-for-sale, net of tax	—	(2,000)
Unrealized loss on derivative instruments, net of tax	(133,000)	(6,690,000)
Foreign currency translation Adjustment	(5,420,000)	1,388,000

Balance at end of period	$(785,000)	$(3,187,000)

Other comprehensive income (loss) was as follows:

	Six months ended September 30,
	2008	2007
Net earnings	$9,952,000	$6,789,000
Unrealized loss on securities available-for-sale, net of tax	—	(2,000)
Unrealized loss on derivative instruments, net of tax	(133,000)	(6,690,000)
Foreign currency translation adjustment	(5,420,000)	1,388,000

Total Other Comprehensive Income	$4,399,000	$1,485,000

Note J—COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At September 30, 2008, the Company’s contingent maximum repurchase obligation was approximately $42,065,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt SFAS 157 for non-financial assets and non-financial liabilities on December 31, 2008, and does not anticipate this adoption will have a material impact on our financial statements.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arctic Cat Inc. (the “Company”) designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (“ATVs”) under the Arctic Cat brand name, as well as related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota. The Company markets its products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, the Middle East, Asia, and other international markets. The Arctic Cat brand name has existed for more than 45 years and is among the most widely recognized and respected names in the snowmobile industry. The Company trades on the NASDAQ Global Select Market under the symbol “ACAT.”

Executive Overview

The following discussion pertains to the results of operations and financial position of the Company for the quarter and year-to-date periods ended September 30, 2008.  Due to the seasonality of the snowmobile, ATV and parts, garments and accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

For the second quarter ended September 30, 2008 the Company reported net sales of $204.3 million, earnings of $16.9 million and diluted earnings per share of $0.93 compared to September 30, 2007 quarterly net sales of $205.2 million, net earnings of $13.9 million and diluted earnings per share of $0.77.  While the Company’s second quarter operating income was flat, the Company’s quarterly net income improved because of a lower effective tax rate of 16% versus 31% for the same quarter last year.  Net sales for the quarter remained relatively flat due to increased sales of snowmobile and related parts, garments and accessories offset by decreased ATV sales.  The Company believes that ATV sales have been adversely impacted by a weak U.S. economy.

Results of Operations

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007.

Net sales for the second quarter of fiscal 2009 decreased 0.4% to $204,314,000 from $205,210,000 for the second quarter of fiscal 2008. Snowmobile sales increased 1.4% to $98,379,000 for the second quarter of 2009 from $97,034,000 for the same quarter in fiscal 2008. ATV sales decreased 7.6% to $71,646,000 for the second quarter of 2009 from $77,547,000 for the same quarter in fiscal 2008. Parts, garments and accessory sales increased 11.9% to $34,289,000 for the second quarter of 2009 from $30,629,000 in the same quarter in fiscal 2008. Snowmobile unit volume increased 5.1% and ATV unit volume decreased 14.5% for the second quarter of fiscal 2009 compared to the same quarter last year. Net sales for the first six months of fiscal 2009 increased 1.7% to $298,191,000 from $293,072,000 for the first six months of fiscal 2008, Year-to-date snowmobile sales increased 10.0% to $119,795,000 from $108,922,000 compared to the first six months of fiscal 2008.  Quarterly and year-to-date increases in snowmobile sales are due to orders received based on new models and last year’s favorable snow season.  ATV sales decreased 8.6% to $125,421,000 from $137,263,000 compared to the first six months of fiscal 2008, and parts, garments and accessory sales increased 13.0% to $52,975,000 from $46,887,000 compared to the first six months of fiscal 2008. Quarterly and year-to-date decreases in ATV sales are related to weaker U.S. demand in the core ATV market.  Quarterly and year-to-date increase in parts, garments and accessories sales are mainly related to increases in preseason sales of snowmobile parts, garments and accessories.  Year-to-date snowmobile unit volume increased 12.1% compared to the same period last year, while ATV unit volume decreased 15.2%.

Gross profit for the second quarter of fiscal 2009 decreased 10.6% to $48,410,000 from $54,179,000 for the same quarter in fiscal 2008.  The quarterly gross profit percentage for the second quarter in fiscal 2009 was 23.7%, compared to 26.4% for the second quarter in fiscal 2008. The year-to-date gross profit percentage was 20.9% compared to 22.9% for the same period last year. The quarterly and year-to-date decreases in gross profit percentages were primarily due to a weaker Canadian dollar exchange rate.

Operating expenses for the second quarter of fiscal 2009 decreased 17.1% to $27,890,000 from $33,662,000 for the same quarter of last year. As a percent of sales, operating expenses were 13.7% for the second quarter of fiscal 2009 versus 16.4% for the same quarter last year.  Year-to-date operating expense for the period ended September 30, 2008 decreased 12.0% to $50,043,000 from $56,885,000 for the same period last year.  As a percent of sales, operating expenses were 16.8% for the first six months of fiscal 2009 compared to 19.4% for the first six months of fiscal 2008. Both the quarterly and year-to-date decreases in operating expenses resulted primarily from decreased Canadian currency hedge costs and legal expenses compared to the same periods last year.

Interest income for the second quarter of fiscal 2009 decreased to $27,000 from $69,000 for the second quarter of last year and interest expense increased to $414,000 from $391,000 for the second quarter of fiscal 2009 compared to the second quarter of last year.  Year-to-date interest income decreased to $99,000 from $499,000 and year-to-date interest expense increased to $618,000 from $452,000. Interest income was primarily affected by the lower cash levels at the beginning of our fiscal year compared to last year.  Interest expense was also affected by the lower cash balances that resulted in increased borrowings from the Company’s line of credit during the first and second quarters of fiscal 2009 compared to the same period last year.

The net earnings for the second quarter of fiscal 2009 were $16,915,000, or $0.93 per diluted share. The Company reported net earnings for the second quarter of fiscal 2008 of $13,944,000, or $ 0.76 per diluted share. Net earnings for the first six months of fiscal 2009 were $9,952,000 or $0.55 per diluted share, compared to $6,789,000 or $0.37 per diluted share for the same periods last year.  Both the quarterly and the year-to-date increases in net earnings are due primarily to the lower effective tax rate of 16% versus 31% on flat operating income for the second quarter of fiscal 2009 compared to the same period last year.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin.  The increase in the Company’s inventory and receivable balances as of September 30, 2008 as compared to March 31, 2008 is due to the seasonality of the Company’s snowmobile and ATV business.  Inventory was $172.3 million at September 30, 2008 compared to $175.8 at September 30, 2007 and $127.0 million on March 31, 2008.  Accounts receivable was $78.6 million at September 30, 2008 compared to $63.8 million at September 30, 2007.  The increase is due to increased International snowmobile sales and North American parts, garments and accessory sales.  The accounts receivable balance at March 31, 2008 was $ 39.7 million.  During the six months ended September 30, 2008, the Company had no repurchases of its common shares compared to $8,387,000 for the same six month period of the prior year. Cash and short-term investments were $3,733,000 and $6,400,000 at September 30, 2008 and 2007, respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

The Company believes that the cash generated from operations and available cash will be sufficient to meet its working capital, regular quarterly dividend, share repurchase program, and capital expenditure requirements on a short and long-term basis.

Line of Credit

The Company has a secured credit agreement with a bank for the issuance of up to $75,000,000 of documentary and stand-by letters of credit and for working capital, reduced to $60,000,000 at October 31, 2008 and $40,000,000 at December 31, 2008.  This agreement will expire March 31, 2009, by which time the Company expects to have a new $75 million credit facility in place. The Company was in compliance with the credit agreement or obtained non-compliance waivers as of September 30, 2008.

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

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company will adopt SFAS 157 for non-financial assets and non-financial liabilities on December 31, 2008, and does not anticipate this adoption will have a material impact on our financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risk relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2008. As of September 30, 2008, the Company had no Japanese yen or Canadian dollar denominated cash flow hedges.

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

There were no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the total number of shares repurchased during the first quarter of fiscal 2009 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the maximum number of shares that may be purchased at the end of the applicable fiscal period pursuant to the Company’s stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2008 – July 31, 2008	—	$—	—	1,193,596
Aug. 1, 2008 – Aug. 31, 2008	—	$—	—	968,054
Sept. 1, 2008 – Sept. 30, 2008	—	$—	—	1,092,896
Total	—	$—	—	1,092,896

(1)On January 4, 2008, the Company announced that its Board of Directors had approved a $10,000,000 repurchase program. Authority over pricing and timing under this program has been delegated to management and there is no expiration date for this program.

The Company purchases Company common stock to offset the dilution created by employee stock option programs and because the Board of Directors believes investment in the Company’s common stock is an excellent use of its excess cash.

The Company has executed the Company stock purchases in accordance with Rule 10b-18 of the 1934 Act, and there have been no other purchases by the Company of its common stock during the first six months of fiscal 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

a)              The Company held its Annual Meeting of Shareholders on August 7, 2008.

b)             The shareholders voted for the election of two nominees to serve for a three- year term ending in 2011.  The vote was as follows:

Name of Candidate	For	Against
Robert J. Dondelinger	10,264,661	387,067

Kenneth J. Roering	10,336,191	315,537

The shareholders voted to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the current fiscal year. The vote was as follows:

For	Against	Abstain	Broker Non Vote
16,511,977	239,318	2,433	0

Item 6. Exhibits

Exhibit Number	Description

3 (a)	Amended and Restated Articles of Incorporation of Company (1)

3 (b)	Restated By-Laws of the Company (2)

4 (a)	Form of Specimen Common Stock Certificate (2)

4 (b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001 (4)

10.1	Credit Agreement, dated as of August 29, 2008, among the Company, Wells Fargo Bank, N.A. and the other financial institutions parties hereto. (4)

10.2	Form of Arctic Cat Inc. Restricted Stock Agreement (5)

10.3	Form of Arctic Cat Inc. Stock-Settled Appreciation Rights Agreement. (5)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (6)

31.2	CFO Certification pursuant section 302 of the Sarbanes-Oxley Act Of 2002. (6)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (6)

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(2)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984), as amended by Current Report on Form 8-K filed December 13, 2007.
(3)	Incorporated by reference to Exhibit 1 to the Company’s Registration on Form 8-A filed with the SEC on September 20, 2001.
(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 4, 2008.
(5)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Current Report on Form 8-K filed April 7, 2008.
(6)	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date:	November 10, 2008	By	/s/ Christopher A. Twomey
Christopher A. Twomey
Chief Executive Officer

Date:	November 10, 2008	By	Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer