Form 10-Q
period 2008-12-31
ARCTIC CAT INC
filed 2009-02-09
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarter ended December 31, 2008 or

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

Yes ☐  No ☒

At February 9, 2009, 11,988,985 shares of Common Stock and 6,102,000 shares of Class B Common Stock of the registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2008	March 31, 2008
ASSETS
CURRENT ASSETS
Cash and equivalents	$5,264,000	$10,057,000
Short-term investments	167,000	25,006,000
Accounts receivable, less allowances	59,679,000	39,666,000
Inventories	150,397,000	126,981,000
Prepaid expenses	1,294,000	3,196,000
Income taxes receivable	349,000	9,546,000
Deferred income taxes	16,645,000	12,690,000
Total current assets	233,795,000	227,142,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	189,378,000	182,936,000
Land, buildings and improvements	28,877,000	27,857,000
	218,255,000	210,793,000
Less accumulated depreciation	157,828,000	136,310,000
	60,427,000	74,483,000

OTHER ASSETS
Goodwill, intangibles and other assets	3,826,000	4,273,000

Total other assets	3,826,000	4,273,000

	$298,048,000	$305,898,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$9,030,000	$—
Accounts payable	50,054,000	74,576,000
Accrued expenses	45,259,000	39,292,000
Total current liabilities	104,343,000	113,868,000

DEFERRED INCOME TAXES	11,353,000	11,168,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 11,990,985 at December 31, 2008; 11,833,485 at March 31, 2008	120,000	118,000

Class B common stock, par value $.01; 7,560,000 shares authorized; issued, and outstanding, 6,102,000 at December 31, 2008 and at March 31, 2008.	61,000	61,000
Additional paid in capital	2,225,000	—
Accumulated other comprehensive income	599,000	4,768,000
Retained earnings	179,347,000	175,915,000
	182,352,000	180,862,000

	$298,048,000	$305,898,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Net sales	$174,699,000	$159,595,000	$472,890,000	$452,667,000

Cost of goods sold	153,072,000	141,439,000	388,854,000	367,514,000

Gross profit	21,627,000	18,156,000	84,036,000	85,153,000

Operating expenses
Selling & marketing	13,987,000	14,391,000	38,788,000	40,639,000
Research & development	4,207,000	4,599,000	13,135,000	13,188,000
General & administrative	7,284,000	13,710,000	23,598,000	35,758,000
Total operating expenses	25,478,000	32,700,000	75,521,000	89,585,000
Operating profit (loss)	(3,851,000)	(14,544,000)	8,515,000	(4,432,000)

Other income (expense)
Interest income	17,000	93,000	116,000	592,000
Interest expense	(323,000)	(448,000)	(941,000)	(900,000)
	(306,000)	(355,000)	(825,000)	(308,000)

Earnings (loss) before income taxes	(4,157,000)	(14,899,000)	7,690,000	(4,740,000)

Income tax expense (benefit)	(1,433,000)	(4,427,000)	462,000	(1,057,000)

Net earnings (loss)	$(2,724,000)	$(10,472,000)	$7,228,000	$(3,683,000)

Net earnings (loss) per share:
Basic	$(0.15)	$(0.58)	$0.40	$(0.20)
Diluted	$(0.15)	$(0.58)	$0.40	$(0.20)
Weighted Average shares outstanding
Basic	18,092,000	17,991,000	18,063,000	18,204,000
Diluted	18,092,000	17,991,000	18,068,000	18,204,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$7,228,000	$(3,683,000)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	25,088,000	24,617,000
Loss on disposal of fixed assets	98,000	34,000
Deferred income taxes	(3,692,000)	(1,548,000)
Stock based compensation expense	2,227,000	1,687,000
Changes in operating assets and liabilities:
Trading securities	24,838,000	38,604,000
Accounts receivable	(21,465,000)	(3,626,000)
Inventories	(25,444,000)	(62,342,000)
Prepaid expenses	2,058,000	2,452,000
Accounts payable	(28,108,000)	(12,682,000)
Accrued expenses	6,147,000	(4,333,000)
Income taxes	9,197,000	(9,560,000)
Net cash used in operating activities	(1,828,000)	(30,380,000)

Cash flows from investing activities:
Purchase of property and equipment	(11,018,000)	(11,783,000)
Purchase of other assets	—	(125,000)
Sale and maturity of available-for-sale securities	—	350,000
Net cash used in investing activities	(11,018,000)	(11,558,000)
Cash flows from financing activities:
Checks written in excess of bank balance	3,831,000	7,680,000
Proceeds from short-term borrowings	192,280,000	162,575,000
Payments on short-term borrowings	(183,250,000)	(151,775,000)
Proceeds from issuance of common stock	—	2,537,000
Tax benefit from stock option exercises	—	475,000
Dividends paid	(3,796,000)	(3,808,000)
Repurchase of common stock	—	(10,762,000)
Net cash provided by financing activities	9,065,000	6,922,000
Effect of exchange rate changes on cash and equivalents	(1,012,000)	(250,000)
Net decrease in cash and equivalents	(4,793,000)	(35,266,000)
Cash and equivalents at the beginning of period	10,057,000	36,217,000
Cash and equivalents at the end of period	$5,264,000	$951,000
Supplemental disclosure of cash payments for income taxes	$402,000	$9,575,000
Supplemental disclosure of cash payment for interest	$900,000	$782,000

Supplemental disclosure of non-cash investing and financing activities:

As of December 31, 2008 and 2007, property and equipment purchases of $0 and $176,000 were included in accounts payable.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2008, the results of operations for the three and nine month periods ended December 31, 2008 and 2007 and cash flows for the nine month periods ended December 31, 2008 and 2007.  Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2008 is derived from the audited balance sheet as of that date.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses.  Actual results could differ from those estimates.

Certain fiscal 2008 amounts have been reclassified to conform with the fiscal 2009 financial statement presentation.  The reclassification had no effect on previously reported operating results.

NOTE B—STOCK BASED COMPENSATION

At December 31, 2008, the Company had stock based compensation plans, all previously approved by the shareholders. Stock options and awards granted under these plans generally vest ratably over one to three years of service, have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as such term is defined in the plans. At December 31, 2008, the Company had approximately 730,786 shares available for future grant under its stock option and award plans.

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payments,” which requires that the fair value of all share-based payment transactions, including stock options and awards, be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. At December 31, 2008, the Company had $2,128,000 of unrecognized compensation costs related to unvested stock options and awards that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended December 31, 2008 and 2007, the Company recorded compensation expense of $353,000 and $374,000, and for the nine months ended December 31, 2008, and 2007, the Company recorded compensation expense of $2,227,000 and $1,687,000 in accordance with the adoption of SFAS 123(R), which has been included in selling, general and administrative expenses. The Company’s total stock-based compensation related expense reduced both basic and diluted earnings per share by $0.02 and $0.02 for the three months ended December 31, 2008 and 2007, and by $0.12 and $0.07 for the nine months ended December 31, 2008 and 2007.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options granted during the nine months ended December 31, 2008.

Assumptions:

Dividend Yield:  2.5%

Average Term: 5 years

Volatility: 32%

Risk free rate of return: 3.3%

Option transactions under the plans during the nine months ended December 31, 2008 are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2008	1,862,135	$19.25
Granted	603,094	9.30
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2008	2,465,229	$16.82	6.57	$0
Exercisable at December 31, 2008	1,580,302	$19.19	5.64	$0

The aggregate intrinsic value is based on the Company’s December 31, 2008 common share market value for in-the-money options.

The following information applies to options outstanding at December 31, 2008.

Options Outstanding

Range of exercise prices	Number outstanding at period end	Weighted- average remaining contractual life	Weighted- average exercise price
$6.11- 7.53	97,197	4.21	$7.44
9.38-13.37	657,754	8.27	10.00
15.33-21.96	1,471,278	6.19	18.73
25.45-28.00	239,000	5.17	27.59
	2,465,229	6.57	$16.82

Options Exercisable

Range of exercise price	Number exercisable at period end	Weighted- average exercise price
$6.11-7.53	5,907	$6.11
9.38-13.37	191,421	10.51
15.33-21.96	1,143,974	18.96
25.45-28.00	239,000	27.59
	1,580,302	$19.19

One of the Company’s stock option plans provides for grants of restricted common stock to key employees of the Company including the Chief Executive Officer and other senior executives of the Company.  The restricted common stock is valued based on the Company’s market value of common stock on the date of grant and expensed over the requisite service period which approximates two years.  At December 31, 2008, the Company had 157,500 shares of restricted common stock issued and outstanding under the plan.  The restricted shares have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

NOTE C-NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.  Options to purchase 2,459,322 and 1,710,278 shares of common stock with weighted average exercise prices of $16.84 and $19.97 were outstanding during the three months ended December 31, 2008 and 2007, and options to purchase 2,227,861 and 1,198,079 shares of common stock with weighted average exercise prices of $17.65 and $21.23 were outstanding during the nine months ended December 31, 2008 and 2007, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following:

	Three month Ended December 31,		Nine Month Ended December 31,
	2008	2007	2008	2007
Number of common shares outstanding	18,092,000	17,991,000	18,063,000	18,204,000
Dilutive effect of option plan	—	—	5,000	—
Common and potential common shares outstanding-diluted	18,092,000	17,991,000	18,068,000	18,204,000

NOTE D-SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	December 31, 2008	March 31, 2008

Trading securities	$167,000	$25,006,000

NOTE E-INVENTORIES

Inventories consist of the following:

	December 31, 2008	March 31, 2008
Raw materials and sub-assemblies	$39,149,000	$30,264,000
Finished goods	76,928,000	67,731,000
Parts, garments and accessories	34,320,000	28,986,000

	$150,397,000	$126,981,000

NOTE F-LINE OF CREDIT

The Company had available a revolving line of credit with a bank for $40,000,000 at December 31, 2008.  The line of credit expires March 31, 2009 and is in the process of being replaced.  Borrowings under the line of credit bear interest at one of the following rates selected by the Company: the floating rate, which is the sum of 0.75% and the greater of the bank’s base rate or the federal funds rate plus 0.50%, or the LIBOR rate set by the administrative agent for the line of credit.  As of December 31, 2008 the effective rate was 5.75%.  All borrowings are collateralized by accounts receivable, and inventory.  Borrowings from the line of credit were $9,030,000 and $10,800,000 at December 31, 2008 and 2007, respectively and the outstanding letters of credit balances were $3,180,000 and $7,872,000 at December 31, 2008 and 2007, respectively.  Borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items.  The Company was in compliance with the credit agreement as of December 31, 2008, or has obtained non-compliance waivers.

NOTE G-ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2008	March 31, 2008

Marketing	$11,908,000	$9,555,000
Compensation	3,683,000	4,667,000
Warranties	20,264,000	16,494,000
Insurance	6,973,000	6,442,000
Other	2,431,000	2,134,000

	$45,259,000	$39,292,000

NOTE H-PRODUCT WARRANTIES

The Company generally provides a limited warranty to the original owner of snowmobiles for twelve months from the date of consumer registration and for six months on ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims become known or the amounts are determinable. The following represents changes in accrued warranty for the six month periods ended December 31:

	2008	2007

Balance at beginning of period	$16,494,000	$17,974,000
Warranty provision	10,094,000	9,604,000
Warranty claim payments	(6,324,000)	(5,681,000)
Balance at end of period	$20,264,000	$21,897,000

NOTE I–SHAREHOLDERS’ EQUITY

Dividend Declaration

On January 29, 2009, the Company announced that it’s Board of Directors had suspended the regular quarterly cash dividend effective immediately.

Share Repurchase

In January 2008, the Company’s Board of Director’s approved a $10,000,000 share repurchase program. During the nine months ended December 31, 2008 and 2007, the Company invested $0 and $10,762,000, respectively, to repurchase and cancel 0 and 623,800 shares, respectively, as authorized by the Board of Directors. At December 31, 2008, authorization to repurchase up to $10,000,000 or approximately 2,088,000 shares, remains outstanding.

Additional Paid-in-Capital

During the nine months ended December 31, 2008 and 2007, additional paid-in-capital increases of $2,227,000 and $4,698,000 from the exercise of stock options and the expensing of stock based compensation under SFAS 123(R) were offset by share repurchases of $0 and $4,698,000. During the nine months ended December 31, 2008 and 2007, additional paid-in capital increases of $2,227,000 and $1,687,000 were recorded under SFAS 123(R).

Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss), net of taxes, during the following periods were as follows:

	Nine months ended December 31,
	2008	2007
Total Accumulated Other Comprehensive Income
Balance at beginning of period	$4,768,000	$2,117,000
Unrealized loss on securities available-for-sale, net of tax	—	(2,000)
Unrealized loss on derivative instruments, net of tax	(133,000)	(2,501,000)
Foreign currency translation Adjustment	(4,036,000)	1,854,000

Balance at end of period	$599,000	$1,468,000

Other comprehensive income (loss) was as follows:

	Nine months ended December 31,
	2008	2007
Net earnings (Loss)	$7,228,000	$(3,683,000)
Unrealized loss on securities available-for-sale, net of tax	—	(2,000)
Unrealized loss on derivative instruments, net of tax	(133,000)	(2,501,000)
Foreign currency translation adjustment	(4,036,000)	1,854,000

Total Other Comprehensive Income (Loss)	$3,059,000	$(4,332,000)

Note J–COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At December 31, 2008, the Company’s contingent maximum repurchase obligation was approximately $41,152,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted SFAS 157 for non-financial assets and non-financial liabilities on December 31, 2008, and does not anticipate this adoption will have a material impact on our financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which will require increased disclosure about the Company’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.  Certain disclosures will also be required with respect to derivative features that are credit-risk related.  SFAS No 161 is effective for the Company as of January 1, 2009 on a prospective basis.  The Company does not expect this standard to have a material impact on its consolidated results of operations or financial condition.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arctic Cat Inc. (the “Company”) designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (“ATVs”) under the Arctic Cat brand name, as well as related parts, garments and accessories (“PG&A”)principally through its facilities in Thief River Falls, Minnesota.  The Company markets its products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, the Middle East, Asia, and other international markets. The Arctic Cat brand name has existed for more than 45 years and is among the most widely recognized and respected names in the snowmobile industry.  The Company trades on the NASDAQ Global Select Market under the symbol “ACAT.”

Executive Overview

The following discussion pertains to the results of operations and financial position of the Company for the quarter and year-to-date periods ended December 31, 2008.  Due to the seasonality of the snowmobile, ATV and PG&A businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

For the third quarter ended December 31, 2008 the Company reported net sales of $174.7 million, a net loss of $2.7 million and a loss per share of $0.15 compared to December 31, 2007 quarterly net sales of $159.6 million, a net loss of $10.5 million and a loss per share of $0.58.  Increased snowmobile sales to dealers, which generated higher gross margins, and lower operating expenses contributed to a narrower loss for the quarter.  For the first nine months of fiscal 2009, the Company reported net sales of $472.9 million compared to $452.7 million in the same period last year. The Company reported net earnings of $7.2 million, or $0.40 per diluted share, for the first nine months of fiscal 2009 versus a net loss of $3.7 million, or $0.20 per diluted share, in the same nine-month period last year.

Overall demand for recreational products remains weak, due to the continued deterioration in global economic conditions, higher unemployment, historically low consumer confidence and the continued credit crisis. As a result, industrywide ATV retail sales declined further in the December quarter. Retail sales of the Company’s ATVs fared somewhat better than the industry as a whole for the quarter and year to date. However, because of the weak retail environment, the Company is now planning significantly lower ATV sales to our dealers in the fourth quarter versus the prior-year period, in order to better align dealer inventories with consumer demand. This will negatively impact the Company’s revenue and profitability this fiscal year, resulting in a loss for the fiscal year. Given this situation, the Company is implementing several profitability initiatives aimed at improving our margins, reducing operating expenses and achieving profitability in our next fiscal year.

Results of Operations

THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2007.

Net sales for the third quarter of fiscal 2009 increased 9.5% to $174,699,000 from $159,595,000 for the third quarter of fiscal 2008. Snowmobile sales increased 51.4% to $90,865,000 for the third quarter of fiscal 2009 from $60,016,000 for the same quarter in fiscal 2008. ATV sales decreased 17.6% to $57,751,000 for the third quarter of fiscal 2009 from $70,109,000 for the same quarter in fiscal 2008. PG&A sales decreased 11.5% to $26,083,000 for the third quarter of fiscal 2009 from $29,470,000 in the same quarter in fiscal 2008. Snowmobile unit volume increased 26.7% and ATV unit volume decreased 21.6% for the third quarter of fiscal 2009 compared to the same quarter last year. Net sales for the first nine months of fiscal 2009 increased 4.5% to $472,890,000 from $452,667,000 for the first nine months of fiscal 2008, Year-to-date snowmobile sales increased 24.7% to $210,660,000 for the first nine months of fiscal 2009 from $168,938,000 compared to the first nine months of fiscal 2008.  Quarterly and year-to-date increases in snowmobile sales are due to orders received based on new models and last year’s favorable snow season.  ATV sales decreased 11.7% to $183,172,000 for the first nine months of fiscal 2009 from $207,372,000 compared to the first nine months of fiscal 2008, and PG&A sales increased 3.5% to $79,058,000 for the first nine months of fiscal 2009 from $76,357,000 compared to the first nine months of fiscal 2008. Quarterly and year-to-date decreases in ATV sales are related to weaker U.S. demand in the core ATV market.  Quarterly and year-to-date increases in PG&A sales are mainly related to increases in preseason sales of snowmobile PG&A.  Year-to-date snowmobile unit volume increased 17.6% compared to the same period last year, while ATV unit volume decreased 17.5%.

Gross profit for the third quarter of fiscal 2009 increased 19.1% to $21,627,000 from $18,156,000 for the same quarter in fiscal 2008.  The quarterly gross profit percentage for the third quarter in fiscal 2009 improved to 12.4%, from 11.4% for the third quarter in fiscal 2008 primarily due to an increase percentage of snowmobiles in the sales mix. The year-to-date gross profit percentage was 17.8% compared to 18.8% for the same period last year. The year-to-date decrease in the gross profit percentage was primarily due to a weaker Canadian dollar exchange rate.

Operating expenses for the third quarter of fiscal 2009 decreased 22.1% to $25,478,000 from $32,700,000 for the same quarter of last year. As a percent of sales, operating expenses were 14.6% for the third quarter of fiscal 2009 versus 20.5% for the same quarter last year.  Year-to-date operating expenses for the nine month period ended December 31, 2008 decreased 15.7% to $75,521,000 from $89,585,000 for the same period last year.  As a percent of sales, operating expenses were 16.0% for the first nine months of fiscal 2009 compared to 19.8% for the first nine months of fiscal 2008. Both the quarterly and year-to-date decreases in operating expenses resulted primarily from decreased Canadian currency hedge costs and legal expenses compared to the same periods last year.

Interest income for the third quarter of fiscal 2009 decreased to $17,000 from $93,000 for the third quarter of last year and interest expense decreased to $323,000 from $448,000 for the third quarter of fiscal 2009 compared to the third quarter of last year.  Year-to-date interest income decreased to $116,000 from $592,000 and year-to-date interest expense increased to $941,000 from $900,000. Interest income was primarily affected by the lower cash levels at the beginning of our fiscal year compared to last year.  Interest expense was also affected by the lower cash balances that resulted in increased borrowings from the Company’s line of credit during the first three quarters of fiscal 2009 compared to the same period last year.

The net loss for the third quarter of fiscal 2009 was $2,724,000, or $0.15 per diluted share. The Company reported a net loss for the third quarter of fiscal 2008 of $10,472,000, or $0.58 per diluted share. Net earnings for the first nine months of fiscal 2009 were $7,228,000 or $0.40 per diluted share, compared to a loss of $3,683,000 or $0.20 per diluted share for the same period last year.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin.  The increase in the Company’s inventory and receivable balances as of December 31, 2008 compared to March 31, 2008 is due to the seasonality of the Company’s snowmobile and ATV business.  Inventory was $150.4 million at December 31, 2008 compared to $162.3 at December 31, 2007 and $127.0 million on March 31, 2008.  Accounts receivable was $59.7 million at December 31, 2008 compared to $43.9 million at December 31, 2007.  The increase in accounts receivable is due to increased international snowmobile sales and North American PG&A sales.  The accounts receivable balance at March 31, 2008 was $ 39.7 million.  During the nine months ended December 31, 2008, the Company had no repurchases of its common shares compared to $10,762,000 for the same nine month period of last year. Cash and short-term investments were $5,431,000 and $1,054,000 at December 31, 2008 and 2007, respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

The Company believes that the cash generated from operations and available cash will be sufficient to meet its working capital, and capital expenditure requirements on a short and long-term basis.  Additionally, to preserve cash for operations, on January 29, 2009, the Board of Directors voted to suspend regular quarterly cash dividends on its common stock. The Board of Directors’ decision to suspend the dividend will conserve more than $5 million in cash annually, and the Company believes such decision is prudent, given the current slowdown in our industry, the Company’s anticipated near-term earnings and the general macroeconomic conditions.

Line of Credit

The Company has operated this year under a secured credit agreement with a bank for the issuance of up to $75,000,000 of documentary and stand-by letters of credit and for working capital, that was reduced in line with the Company’s seasonal needs to $60,000,000 at October 31, 2008 and $40,000,000 at December 31, 2008.  This agreement will expire March 31, 2009, by which time the Company expects to have a new credit facility in place. The Company was in compliance with the credit agreement as of December 31, 2008, or has obtained non-compliance waivers.

Significant Accounting Policies

See the Company’s most recent Annual Report on Form 10-K for the year ended March 31, 2008 for a discussion of its critical accounting policies.

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement.”  SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS 157 is effective for financial statements issued for the fiscal years beginning after November 15, 2007, and the Company has adopted SFAS 157 for those assets and liabilities as of April 1, 2008. The impact of the Company’s adoption of SFAS 157 was not significant.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted SFAS 157 for non-financial assets and non-financial liabilities on December 31, 2008, and does not anticipate this adoption will have a material impact on our financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133,” which will require increased disclosure about the Company’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.  Certain disclosures will also be required with respect to derivative features that are credit-risk related.  SFAS No 161 is effective for the Company as of January 1, 2009 on a prospective basis.  The Company does not expect this standard to have a material impact on its consolidated results of operations or financial condition.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements.  This Quarterly report on Form 10-Q contains forward-looking statements that reflect the Company’s current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” and other expressions that indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix and volume; competitive pressure on sales, pricing and sales incentives; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines from Suzuki; warranty expenses and product recalls; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of reserves  or insured amounts; environmental and product safety regulatory activity; effects of the weather; general economic conditions and political changes, interest rate changes and consumer demand and confidence. The Company does not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2008. As of December 31, 2008, the Company had no Japanese yen or Canadian dollar denominated cash flow hedges.

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

There were no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description
3 (a)	Amended and Restated Articles of Incorporation of Company	(1)

3 (b)	Restated By-Laws of the Company	(2)

4 (a)	Form of Specimen Common Stock Certificate	(2)

4 (b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(3)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	(4)

31.2	CFO Certification pursuant section 302 of the Sarbanes-Oxley Act of 2002.	(4)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	(4)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	(4)

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(2)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984), as amended by Current Report on Form 8-K filed December 13, 2007.
(3)	Incorporated by reference to Exhibit 1 to the Company’s Registration on Form 8-A filed with the SEC on September 20, 2001.
(4)	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date:	February 9, 2009	By	/s/ Christopher A. Twomey

Christopher A. Twomey
Chief Executive Officer

Date:	February 9, 2009	By	/s/ Timothy C. Delmore

Timothy C. Delmore
Chief Financial Officer