Form 10-K
period 2009-03-31
ARCTIC CAT INC
filed 2009-06-15
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended March 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately: $165,532,513.

At June 4, 2009, the Registrant had 12,122,985 shares of Common Stock and 6,102,000 shares of Class B Common Stock outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held on August 6, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K, to the extent described in such Part.

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

Industry Background

Snowmobiles – The snowmobile, developed in the 1950s, was originally intended to be used as a utility vehicle, but today the overwhelming majority of the industry’s sales are for recreational use. Between the late 1950s and early 1970s, the industry expanded dramatically reaching a peak of over 100 manufacturers and a high of nearly 495,000 units sold to retail customers in North America in 1971. Today the number of major industry participants has decreased to four, Arctic Cat, Bombardier Recreational Products (BRP), Polaris and Yamaha. The Company believes there are currently more significant barriers to entry into the snowmobile market than existed in the 1970s. These barriers include increased brand loyalty, long-standing dealer and distributor networks and relationships, limited engine sources, cost of four stroke engine development, manufacturing and engineering expertise and higher initial start-up costs. Industry-wide snowmobile sales to retail customers in North America were approximately 111,000 units for the 2009 model year.

All-Terrain Vehicles (ATVs) – The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. The most popular ATV use is general recreation, followed by hunting/fishing, farm/ranch use, hauling/towing, transportation, and commercial uses. From 1970 to 1986, the number of ATVs retailed in the United States continued to grow until reaching an initial peak of 535,000 units in 1986. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 147,000 units. Industry wide sales were 454,000 units in the United States and 81,000 units in Canada in calendar 2008. Major competitors in the industry include Honda, Yamaha, Kawasaki, BRP, Polaris and Suzuki.

Products

Snowmobiles – The Company produces a full line of snowmobiles, consisting of 51 models, marketed under the Arctic Cat brand name, and designed to satisfy various market niches. The 2009 Arctic Cat models carry suggested U.S. retail prices ranging from $6,499 to $14,299 excluding a youth model which is sold at a suggested U.S. retail price of $2,299. Arctic Cat snowmobiles are sold in the United States, Canada, Scandinavia, Russia and other international markets.

The Company’s 2009 year snowmobile models are categorized as Performance, Mountain, Crossover, Touring and Utility. The Company markets: Performance Arctic Cat models under the names F series, Z1 and Z1 Turbo, Mountain models under the name M series; Crossover models under the name Crossfire and CFR; Touring models under the name T series; and Utility models under the name Bearcat. In addition, to encourage family involvement in snowmobiling, the Company offers a youth snowmobile marketed under the Sno Pro120 name.

The Company believes the Arctic Cat brand name enjoys a premier image among snowmobile enthusiasts and that its snowmobiles have a long-standing reputation for quality, performance, fuel management, style, comfort, ride and handling. Arctic Cat snowmobiles offer a wide range of standard and optional features which enhance their operation, riding comfort and performance. Such features include hydraulic disc brakes, remote starters, heated seats and a technologically advanced front and rear suspension. Arctic Cat is the industry leader in fuel management technology offering an electronic fuel injection (EFI) system on most of its snowmobiles. The Company was the first in the snowmobile industry to utilize four stroke engines to reduce emissions. The Company subsequently introduced a snowmobile with a turbo charged four-stroke inter-cooled engine, and for the 2007 model year, the first four-stroke engine designed specifically for a snowmobile.  For the 2009 model year, the Company introduced a 177 horsepower turbo charged fuel injected four stroke engine, the most powerful production snowmobile engine in history.

Arctic Cat focuses on new product development in order to grow its market share and introduces at least one new model every year. These new models are consistently the Company’s best sellers in their respective category. In the 2009 model year, over 90 percent of the Company’s snowmobile sales were from models or model variations not available three years earlier. Some recent examples of the success of Arctic Cat’s new products include the following: Supertrax Magazine voted the 2009 Z1 Turbo the best new snowmobile, Sledhead 24-7 Television voted the 2009 Z1 Turbo the best four stroke trail sled, Affinity Powersports Media voted the 2009 Z1 Turbo Best of Class, American Snowmobiler voted the 2009 M8 Sno Pro the mountain sled of the year, American Snowmobiler voted the 2008 TZ1 LXR the best touring sled for 2008, and Sno X Magazine voted the 2008 TZ1 LXR the best touring sled ever.  Racers riding Arctic Cat snowmobiles won numerous events and championship points titles in the 2009 model year in all major disciplines of racing including snocross, cross-country, drag, and hillclimb.

For the last three fiscal years ended 2009, 2008 and 2007 snowmobiles accounted for 37%, 26% and 32%, respectively, of the Company’s revenues.

All-Terrain Vehicles (ATVs) – In December 1995, the Company introduced its first ATV. Since that time the Arctic Cat line has grown to 19 models. Features like fully independent front and rear suspensions, hydraulic disc brakes, hi-low range transmission, long travel suspension with high ground clearance, MRP Speedracks, automatic transmissions, selectable 2WD/4WD shaft drive, locking differentials, newly introduced electronic fuel injection and a large fuel tank, all make Arctic Cat ATVs consumer friendly. The Company has special two rider models that provide a proper alternative for customers that want to ride double. The 2009 Arctic Cat ATV models carry suggested U.S. retail prices ranging from $3,699 to $12,499, excluding youth models which are sold at suggested U.S. retail prices ranging from $1,799 to $3,199.

The Company introduced its new Prowler Utility Terrain Vehicle (UTV) into the utility ATV vehicle segment in 2006. The Prowler is configured with a variety of different engines manufactured by the Company, a rear cargo box, dual bucket seats as well as Arctic Cat’s renowned long travel, suspension and ride characteristics. In fiscal year 2009 the UTV line consisted of four models with retail prices of $9,499 to $13,999.

In 2007 Arctic Cat introduced the industry’s first diesel ATV, capable of using biodiesel fuels and in 2008 the Company introduced the Thundercat 1000, the ATV with the largest displacement engine in the industry.

Arctic Cat has continued to expand into international markets by focusing on new product development, adding new distributors, entering new territories, and developing new markets. In July 2005, the Company acquired a 100% interest in a European company that markets ATVs which utilize the Company’s base ATV models. The Company completed this acquisition to further expand its ATV model offerings for on-road use and strengthen its European presence.

Arctic Cat believes its ATVs are recognized for their power, durability, utility, suspension, style and are well received within the market. In 2005, ATV Illustrated voted the Prowler the best new UTV for sport and utility purposes. In 2006, All Terrain Vehicle Magazine awarded the Arctic Cat 250 the best entry level ATV and the Arctic Cat TRV as the best value. Farm Industry News awarded the Arctic Cat 400 4X4 best ground clearance in class.  In 2007, ATV Magazine crowned the Arctic Cat Prowler XT the best trail recreational side-by-side. In 2008, ATV Magazine nominated the Thundercat as ATV of the Year and All Terrain Vehicle Magazine voted the Prowler XTX 700 as Best UTV in the Industry. Also in 2008, Affinity Powersports Media voted the Thundercat “Best in Class”.  In 2009, All Terrain Vehicle Magazine voted Prowler 550 Best In Class, which is the third consecutive year the Prowler was voted best UTV.  Racers driving the Arctic Cat Prowler UTV’s swept first and second place in the 2008 Baja 1000 with the XTZ1000 and the XTX700.  This was the first time a UTV had won this grueling terrain race.

For the last three fiscal years ended 2009, 2008, and 2007 ATVs accounted for 44%, 56%, and 55%, respectively, of the Company’s revenues.

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

For the last three fiscal years ended 2009, 2008 and 2007 parts, garments and accessories accounted for 19%, 18% and 13%, respectively, of the Company’s revenues.

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

Suzuki Motor Corporation (“Suzuki”) has manufactured snowmobile engines, and through fiscal 2008 certain ATV engines for the Company pursuant to supply agreements which are automatically renewed annually unless terminated.  During late fiscal 2005, the Company began manufacturing certain of its own designed ATV engines as part of a strategic first step in a new engine program.  The Company believes that having the capability to design and manufacture its own ATV engines will enable Arctic Cat to offer customers more choices, provide excellent value, lower Japanese yen currency exposure and enhance its long-term competitive position.  In 2007, the Company transitioned its engine manufacturing from the Thief River Falls facility to its new facility in St. Cloud, Minnesota.  Beginning in fiscal 2009, substantially all of the Company’s ATV’s use engines that are produced from the Company’s engine facility or purchased separately or as part of the 50cc to 366cc units the Company receives from a Taiwanese supplier.

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

The Company is committed to an ongoing engineering program dedicated to innovation and to continued improvements in the quality and performance of its products as well as new product introduction.  The Company currently employs 144 individuals in the design and development of new and existing products, with an additional 21 individuals directly involved in the testing of snowmobiles and ATVs in normal and extraordinary conditions.  In addition, snowmobiles and ATVs are tested in conditions and locations similar to those in which they are used. The Company uses computer-aided design and manufacturing systems to shorten the time between initial concept and final production. For fiscal years ended 2009, 2008, and 2007, the Company spent approximately $18,404,000, $18,343,000, and $20,262,000, respectively, on engineering, research and development. In addition, utilizing their particular expertise, the Company’s vendors regularly test and apply new technologies to the design and production of component parts.

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

The Company’s dealers enter into a three year contract and are required to maintain status as an authorized dealer in order to continue selling the Company’s products. To obtain and maintain such status, dealers are expected to order a sufficient number of snowmobiles and/or ATVs to service their market area adequately. In addition, the dealers must perform service on these units and maintain satisfactory service performance levels, and their mechanics are expected to complete special training provided by the Company. Dealers are also expected to carry adequate levels of inventory of genuine Arctic Cat parts and accessories. As is typical in the industry, most of the Company’s dealers also sell some combination of motorcycles, marine products, lawn and garden products and other related products.

The Company utilizes distributors outside the United States and Canada to take advantage of their knowledge and experience in their respective markets and to increase market penetration of its products. Canadian sales are made in Canadian dollars, nearly all of which are financed through certain Canadian financial institutions. Most sales to distributors outside North America are made in U.S. dollars and are supported to some extent by letters of credit.

The Company’s sales and marketing efforts are comprised of dealer and consumer promotions, direct advertising and cooperative advertising programs with its dealers. Each year, the Company and its distributors conduct dealer shows in order to introduce the upcoming year’s models and to promote dealer orders. Marketing activities are designed to promote directly to consumers. Products are advertised by the Company in consumer magazines and through other media. In addition, the Company engages in extensive dealer cooperative advertising, on a local and national level, whereby the Company and its dealers share advertising costs. Each season the Company produces promotional films, product brochures, point of purchase displays, leaflets, posters and banners, and other promotional items for use by dealers. The Company also participates in key regional consumer shows and rallies with dealers and sponsors independent racers who participate in snowmobile races throughout the world. In order for its dealers and distributors to remain price competitive and to reduce retail inventories, the Company will from time to time make available to them rebate programs, discounts, or other incentives. In order to build brand loyalty the Company publishes and mails, during the year, magazines called Pride (snowmobile) and Ride (ATV) to registered owners of its products.

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

Regulation

Both federal and state authorities have vigorous environmental control requirements relating to air, water and noise pollution that affect the manufacturing operations of the Company. The Company endeavors to insure that its facilities comply with all applicable environmental regulations and standards.

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

The Consumer Product Safety Commission (“CPSC”) has federal oversight over product safety issues related to snowmobiles and ATVs and from time to time promulgates rules related to safety.  For example, in August 2006, the CPSC issued a Notice of Proposed Rulemaking to establish mandatory standards for ATVs.  The proposed rule mainly would require all ATV manufacturers to comply with certain safety standards which were voluntary, were complied with by the Company and have since become a mandatory rule under the Consumer Product Safety Improvement Act (“Act”) passed by Congress in August 2008.  The CPSC has not issued a final rule in this matter.  Various states have also promulgated safety regulations regarding the use of snowmobiles and ATVs, none of which have had a materially more burdensome impact on the Company than CPSC regulations.

The Act also includes a provision that requires all manufacturers and distributors who import into or distribute certain products in the United States to comply with provisions which limit the amount of lead paint and lead content that can exist in snowmobiles and ATVs sold in the United States designed and intended primarily for children twelve years of age and younger and requires strict testing to determine relevant lead levels.  The CPSC has issued a stay delaying enforcement of the lead content provisions until May 2011.  The Company does not believe these restrictions have had or will have a material adverse effect on the Company or negatively impact its business to any greater degree than those of its competitors who sell children’s products in the United States.

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

Effects of Weather

While from time to time lack of snowfall in a particular region may adversely affect snowmobile retail sales within that region, the Company works to mitigate this effect by taking snowmobile orders in the spring for the following winter season. In the past, weather conditions have materially affected snowmobile sales and there is no assurance that weather conditions will not materially affect the Company’s future sales of snowmobiles, ATV’s and parts, garments and accessories.

Employees

At March 31, 2009, the Company had 1,475 employees including 285 salaried and 1,190 hourly and production personnel. The Company’s employees are not represented by a union or subject to a collective bargaining agreement. The Company has never experienced a strike or work stoppage and considers its relations with its employees to be excellent.

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

Financial Information about Geographic Areas

Financial information regarding domestic and geographic areas is included in Note K, Segment Reporting, of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K

Available Information

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

The Company has a website at www.arcticcat.com, the contents of which are not part of or incorporated by reference into this Annual Report on Form 10-K. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, available on its website, free of charge, as soon as reasonably practicable after such report has been filed with or furnished to, the SEC. The Company’s Code of Conduct, as well as any waivers from and amendments to the Code of Conduct, are also posted on the Company’s website.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Christopher A. Twomey	61	Chairman of the Board of Directors and Chief Executive Officer
Claude J. Jordan	52	President and Chief Operating Officer
Timothy C. Delmore	55	Chief Financial Officer and Corporate Secretary
Terry J. Blount	66	Vice President – Human Resources
Ronald G. Ray	60	Vice President – Operations
Roger H. Skime	66	Vice President – Research & Development
Mary Ellen Walker	54	General Manager, Parts, Garments and Accessories

Mr. Twomey has been Chairman of the Company since 2003, President and Chief Executive Officer of the Company since 1986 and a director since 1987. Mr. Twomey also currently serves as a director of The Toro Company.

Mr. Jordan has been President and Chief Operating Officer since August 2008.  Prior to joining the Company, Mr. Jordan worked for The Home Depot in Atlanta, Georgia for five years, most recently serving as a Vice President of The Home Depot, with responsibility for running the THD At-Home Services, Inc. business.  Previously, Mr. Jordan held various management positions at General Electric Company.

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

Ms. Walker has been General Manager, Parts, Garments and Accessories since November 2007. Prior to joining the Company, Ms. Walker had been with a Minnesota-based company, 3M for 26 years, most recently serving as General Manager of Building Safety Solutions.

ITEM 1A. RISK FACTORS

The following are significant factors known to the Company that could adversely affect the Company’s business, financial condition, or operating results, as well as adversely affect the value of an investment in the Company’s common stock. These risks could cause Arctic Cat’s actual results to differ materially from its historical experience and from results predicted by forward-looking statements. All forward-looking statements made by Arctic Cat are qualified by the risks described below. There may be additional risks that are not presently material or known. You should carefully consider each of the following risks and all other information set forth in this Annual Report on Form 10-K.

General Economic Conditions and Certain Other External Factors

Companies within the snowmobile and ATV industry are subject to volatility in operating results due to external factors such as general economic conditions and political changes. Specific factors affecting the industry include:

•                  Overall consumer confidence and the level of discretionary consumer spending;

•                  Interest rates, related higher dealer floorplan costs

•                  Sales incentives and promotional costs

•                  Adverse impact on margins of increases in raw material and transportation costs which companies are unable to pass on to dealers without negatively affecting sales; and

•                  Fluctuation in foreign currency exchange rates.

The economic recession currently being experienced has negatively impacted our sales and we may continue to suffer lower sales levels until the end or near the end of the recession.

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

The Company provides a limited warranty for a period of six months for its ATVs and one year for its snowmobiles. The Company may provide longer warranties in certain geographical markets as determined by local regulations and market conditions. Although the Company employs quality control procedures, sometimes a product is distributed which needs repair or replacement. The Company’s standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Historically, product recalls have been administered through the Company’s dealers and distributors and have not had a material effect on the Company’s business. See Note A of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Suzuki has manufactured snowmobile engines and through fiscal 2008 certain ATV engines for the Company pursuant to supply agreements which are automatically renewed annually unless terminated.  During late fiscal 2005, the Company began manufacturing certain of its own designed ATV engines as part of a strategic first step in a new engine program.  The Company believes that having the capability to design and manufacture its own ATV engines will enable Arctic Cat to offer customers more choices, provide excellent value, lower Japanese yen currency exposure and enhance its long-term competitive position.  In 2007, the Company transitioned its engine manufacturing from the Thief River Falls facility to its new facility in St. Cloud, Minnesota.  Beginning in fiscal 2009, substantially all the Company’s ATV’s will use engines that are produced from the Company’s engine facility or purchased separately or as part of the 50cc to 366cc units the Company receives from a Taiwanese supplier.  The Company and Suzuki have enjoyed an excellent relationship since the Company’s inception.  Suzuki purchased approximately 31% of the Company’s then outstanding capital stock in July 1988, prior to the Company’s initial public offering in July of 1990, and is currently the Company’s largest shareholder with approximately 34% of the Company’s outstanding capital stock.  If Suzuki were ever to cease supplying snowmobile engines to the Company, such an interruption could materially and adversely affect production and results of operations.  While notice of termination of the supply agreement may be given annually, effective termination of supply would take at least one model year and the Company believes it could take up to two model years for the Company or a new engine supplier to be in a position to manufacture the Company’s specially designed snowmobile engines.  As a consequence, the Company regularly evaluates alternative snowmobile engine supply sources.  While the Company anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which it relies upon limited sources of supply, there can be no assurance that alternate supply arrangements will be made on satisfactory terms.

Interruption of dealer floorplan financing in North America could have a material impact on the Company’s business operations.

The Company has agreements with Textron Financial Corporation (TFC) to provide snowmobile and ATV floor plan financing for the Company’s North American dealers. These agreements improve the Company’s liquidity by financing dealer purchases of products without requiring substantial use of the Company’s working capital. The Company is paid by the floorplan companies shortly after shipment and as part of its marketing programs the Company pays the floor plan financing of its dealers for certain set time periods depending on the size of a dealer’s order.  The Company’s agreements with TFC to floorplan its U.S. dealers terminates January 20, 2010 and its Canadian agreement terminates April 30, 2012.  On December 22, 2008, Textron announced plans to exit the non-captive dealer floorplan business.  While the Company anticipates securing another dealer floorplan source for its dealers there can be no assurance that an alternative source will be secured before the termination of its agreements with TFC or that the costs and other terms of such new financing source will not be significantly less favorable to the Company than has historically been available.

Termination, interruption or nonrenewal of bank credit agreements could have a material adverse affect on the Company’s business or results of operations.

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the spring and commencement of shipments late in the first quarter resulting in significant fluctuations in the Company’s working capital requirements during each year.  Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of this cycle.  While the Company expects to maintain adequate working capital financing from its lender, given the turmoil in the economy and banking sector, there can be no assurance that working capital financing arrangements will remain available or that the costs and other terms of new financing arrangements will not be significantly less favorable to the Company than has historically been available.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following sets forth the Company’s material property holdings as of March 31, 2009.

		Owned or
Location	Facility Type / Use	Leased	Sq Ft.
Thief River Falls, Minnesota	Manufacturing / Corporate Office	Owned	558,000
Thief River Falls, Minnesota	Warehouse	Leased	92,135
Thief River Falls, Minnesota	Warehouse	Leased	14,350
Bucyrus, Ohio	Distribution Center	Owned	220,000
Winnipeg, Manitoba	Service Center	Leased	10,602
Island Park, Idaho	Test & Development Facility	Owned	3,000
St. Johann, Austria	Manufacturing/Distribution	Leased	47,391
St. Cloud, Minnesota	Manufacturing	Owned	60,800
Plymouth, Minnesota	Corporate Office	Leased	11,420

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

No matters were submitted to the shareholders during the fourth quarter of fiscal 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The NASDAQ Global Select Market under the NASDAQ symbol “ACAT”. Quotations below represent the high and low sale prices as reported by NASDAQ. The Company’s stock began trading on NASDAQ on June 26, 1990.

Years ended March 31,	2009		2008
Quarterly Prices	High	Low	High	Low
First Quarter	$8.72	$6.42	$20.77	$17.69
Second Quarter	$12.20	$6.30	$20.77	$15.50
Third Quarter	$9.50	$4.18	$17.95	$10.54
Fourth Quarter	$5.55	$2.40	$12.44	$6.81

As of June 4, 2009, the Company had approximately 381 stockholders of record, including the nominee of Depository Trust Company which held 12,122,985 shares of common stock.

Cash Dividends Paid

Cash dividends are declared quarterly and have been paid through the third quarter of fiscal year 2009 since 1995. In response to the continuing economic recession and to conserve cash, the Company suspended quarterly cash dividends on its common stock effective January 29, 2009.

Quarter	2009	2008
First Quarter	$0.07	$0.07
Second Quarter	$0.07	$0.07
Third Quarter	$0.07	$0.07
Fourth Quarter	$0.00	$0.07
Total	$0.21	$0.28

Company Purchases of Company Equity Securities

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2009 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to the Company’s stock repurchase program as of the end of fiscal 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	0	$—	0	2,331,002	(2)
February 1, 2009 – February 29, 2009	0	$—	0	2,890,173	(2)
March 1, 2009 – March 31, 2009	0	$—	0	2,610,966	(2)
Total	0	$—	0	2,610,966	(2)

(1)                                 The Company has in the past maintained publicly announced stock repurchase programs which have been approved by the Board of Directors. On January 4, 2008, the Company announced that the Board of Directors approved a $10 million stock repurchase program. Pricing under this program has been delegated to management. There is no expiration date for this program.

(2)                                 Number of shares purchasable at closing price of the Company’s common stock on the last trading day of the month.

The Company has historically purchased its common stock primarily to offset the dilution created by employee stock option programs and because the Board of Directors believed investment in the Company’s common stock was an excellent use of its excess cash.

Stock purchases have been executed in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. There have been no other purchases of the Company’s common stock.

Performance Graph

In accordance with the rules of the SEC, the following performance graph compares the performance of the Company’s common stock on The NASDAQ Stock Market to the Standard & Poor’s 500 Index, of which the Company is a component, and to the Recreational Vehicles Index prepared by Hemscott, Inc., of which the Company is also a component.  The graph compares on an annual basis the cumulative total shareholder return on $100 invested on March 31, 2004, and assumes reinvestment of all dividends and has been adjusted to reflect stock splits. The performance graph is not necessarily indicative of future investment performance.

	Fiscal Year Ending
	3/31/2004	3/31/2005	3/31/2006	3/31/2007	3/31/2008	3/31/2009
Arctic Cat Inc.	$100.00	$107.83	$97.15	$79.92	$30.51	$16.46
Recreational Vehicles	100.00	111.01	106.36	111.19	75.01	31.16
S&P Composite	100.00	106.69	133.31	133.31	126.54	78.34

Item 6.        SELECTED FINANCIAL DATA

(In thousands, except per share amounts) Years ended March 31,	2009	2008	2007	2006	2005
OPERATING STATEMENT DATA:
Net sales
Snowmobile & ATV units	$454,589	$512,170	$678,522	$632,986	$593,488
Parts, garments, & accessories	109,024	109,398	103,909	99,808	95,657
Total net sales	563,613	621,568	782,431	732,794	689,145
Cost of goods sold
Snowmobile & ATV units	411,776	447,633	578,533	536,467	496,144
Parts, garments, & accessories	68,665	68,395	66,951	64,599	61,586
Total cost of goods sold	480,441	516,028	645,484	601,066	557,730
Gross profit	83,172	105,540	136,947	131,728	131,415
Operating expenses
Selling & marketing	43,971	47,634	54,108	53,673	51,638
Research & development	18,404	18,343	20,262	19,323	19,708
General & administrative	33,904	48,276	30,644	25,997	20,034
Goodwill impairment charge	1,750	—	—	—	—
Total operating expenses	98,029	114,253	105,014	98,993	91,380
Operating profit (loss)	(14,857)	(8,713)	31,933	32,735	40,035
Interest income	117	632	1,139	1,556	1,213
Interest expense	(1,015)	(1,066)	(1,026)	(105)	—
Earnings (loss) before income taxes	(15,755)	(9,147)	32,046	34,186	41,248
Income tax expense (benefit)	(6,247)	(5,888)	9,976	10,440	12,949
Net earnings (loss)	$(9,508)	$(3,259)	$22,070	$23,746	$28,299
Net earnings (loss) per share
Basic	$(0.53)	$(0.18)	$1.16	$1.21	$1.38
Diluted	$(0.53)	$(0.18)	$1.15	$1.20	$1.36
Cash dividends per share	$0.21	$0.28	$0.28	$0.28	$0.28
Weighted average shares outstanding
Basic	18,070	18,137	19,030	19,642	20,516
Diluted	18,070	18,137	19,128	19,828	20,794

As of March 31,	2009	2008	2007	2006	2005
BALANCE SHEET DATA (In thousands):
Cash and short-term investments	$11,413	$35,063	$75,277	$69,893	$88,394
Working capital	109,524	113,274	110,382	108,348	123,069
Total assets	251,165	305,898	326,204	311,236	291,733
Long-term debt	—	—	—	—	—
Shareholders’ equity	164,848	180,862	192,221	189,365	185,510

QUARTERLY FINANCIAL DATA (unaudited)

(In thousands, except per share amounts)	Total Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales
2009	$563,613	$93,877	$204,314	$174,699	$90,723
2008	621,568	87,862	205,210	159,595	168,901
2007	782,431	96,418	285,325	228,114	172,574
Gross Profit
2009	$83,172	$12,877	$47,122	$20,367	$2,806
2008	105,540	11,710	53,002	16,880	23,948
2007	136,947	15,193	58,439	38,517	24,798
Net Earnings (Loss)
2009	$(9,508)	$(6,963)	$16,915	$(2,724)	$(16,736)
2008	(3,259)	(7,155)	13,944	(10,472)	424
2007	22,070	(4,532)	19,976	8,181	(1,555)
Net Earnings (Loss) Per Share
2009 Basic	$(0.53)	$(0.39)	$0.94	$(0.15)	$(0.93)
Diluted	(0.53)	(0.39)	0.93	(0.15)	(0.93)
2008 Basic	(0.18)	(0.39)	0.77	(0.58)	0.02
Diluted	(0.18)	(0.39)	0.76	(0.58)	0.02
2007 Basic	1.16	(0.23)	1.04	0.43	(0.08)
Diluted	1.15	(0.23)	1.03	0.43	(0.08)

ITEM 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Level Overview

Fiscal 2009 net sales decreased 9% to $563.6 million from $621.6 million in fiscal 2008. The fiscal 2009 net loss was $9.5 million or $0.53 per diluted share compared to a net loss of $3.3 million or $0.18 per diluted share in fiscal 2008. The Company’s fiscal 2009 results included a non-cash goodwill impairment charge of $1.75 million, or a $0.10 loss per diluted share, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142.  The non-cash goodwill impairment charge has no impact on Arctic Cat’s cash flow or liquidity.  The decrease in net sales and net earnings was mainly due to decreased sales of ATVs caused by challenging retail market conditions for ATV sales partially offset by increased snowmobile sales.  Contributing to the snowmobile sales growth were innovative new products, lower North American dealer inventories and increased international sales.  The Company ended the fiscal year with $11 million in cash and short-term investments.

The retail sales climate for all our products remained difficult in 2009 due to the severe contraction of the U.S. economy which began in the last half of 2008 and continued throughout 2009.  Dramatically lower consumer spending as well as historically low consumer confidence and rising unemployment all contributed to industrywide weak retail demand.

North American industrywide retail sales of snowmobiles decreased 11% for the full year compared to the prior model year. Industrywide sales in the United States were down nearly 20% while snowmobile retail sales in Canada actually increased slightly. By comparison, Arctic Cat’s North American retail sales outperformed the industry and the Company gained a point of market share.  While the U.S. snowmobile retail sales decrease was significant, snowmobiles still outperformed all other recreational vehicle products during the snowmobile selling season. This reflects the positive impact that normal snowfall has on snowmobile retail sales.

Wholesale snowmobile unit shipments to North American dealers were up 6.5% in 2009.  This modest increase along with the 30% reduction in dealer inventories, which the Company accomplished in 2008 allowed North American dealer inventory to shrink another 13% at the end of 2009.  These reductions are a part of the Company’s plan to better match dealer inventories with retail demand to protect and improve the strength of the Company’s dealer network.

Snowmobile sales to international distributors are made in U.S. dollars.  As a result of a weakening of the currencies in the countries where we sell snowmobiles, particularly Russia, the Company expects to experience lower sales volumes for the upcoming year.  In addition, because of the ongoing weakness in the economy, as well as anemic consumer spending, low consumer confidence and high unemployment, North American dealer orders will also be down this year.  Overall, the Company expects snowmobile sales to be down 25 to 30% compared to 2009.

North American ATV retail sales continued a four-year decline and ended the 2008 calendar year down more than 25%.  However, Arctic Cat’s ATV retail sales outperformed the market slightly as a result of significantly higher sales in Canada.

In response to the rapid and severe economic downturn which occurred during the second half of fiscal 2009, the Company decided to significantly lower ATV production in the fiscal fourth quarter to better match retail demand and further shrink dealer inventory.  Importantly, despite lower retail sales in fiscal 2009, the Company succeeded in reducing dealer inventories by 19% compared to the prior year.

In view of the current North American economic environment, the Company does not expect ATV retail sales to improve over last year, although the Company may see a slight uptick in the ATV market by the end of fiscal 2010 if the economy begins to rebound.   As a result, the Company expects ATV sales to be down 18% to 24% compared to 2009.

ATV sales decreased 29% in fiscal 2009 to $247.3 million from $350.3 million in fiscal 2008. ATV net sales first surpassed snowmobile net sales in fiscal 2004 and are the Company’s largest product line, comprising 44% of net sales in fiscal 2009. Snowmobile sales increased 28% in fiscal 2009 to $207.3 million from $161.9 million in fiscal 2008, primarily due to the planned reduction last fiscal year in snowmobile production to align dealer inventory with retail demand which the Company did in 2008. Snowmobiles comprised 37% of the Company’s net sales in fiscal 2009. Parts, garments and accessories sales decreased slightly in fiscal 2009 to $109.0 million from $109.4 million in fiscal 2008.  Parts, garments and accessories sales were 19% of the Company’s net sales in fiscal 2009. The following discussions should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Product Line Sales for the Year Ended March 31

($ in thousands)	2009	Percent of Total Sales	2008	Percent of Total Sales	Percent Change 2009 vs 2008	2007	Percent of Total Sales	Percent Change 2008 vs 2007
ATV	$247,309	44%	$350,296	56%	-29%	$431,548	55%	-19%
Snowmobile	207,280	37%	161,874	26%	28%	246,974	32%	-34%
Parts, garments & accessories	109,024	19%	109,398	18%	0%	103,909	13%	5%
Net Sales	$563,613	100%	$621,568	100%	-9%	$782,431	100%	-21%

Product Line Sales - During fiscal 2009 net sales decreased 9% to $563.6 million from $621.6 million in fiscal 2008. ATV unit volume decreased 35%, snowmobile unit volume increased 18% and parts, garments and accessories sales decreased $374,000.  ATV unit volume decreased primarily due to declining industry wide ATV retail sales and a planned reduction in ATV production. Snowmobile unit volume increased 18% mainly due to innovative new products, lower North American dealer inventories and increased international sales.   Parts, garments and accessories sales in 2009 were essentially flat due challenging macroeconomic conditions.  During fiscal 2008, net sales decreased 21% to $621.6 million from $782.4 million in fiscal 2007.  ATV unit volume decreased 25%, snowmobile unit volume decreased 37% and dollar sales of parts, garments and accessories increased $5% or $5.5 million.  The Company believes the continued decrease in ATV net sales was due to declining industry wide retail demand. Snowmobile unit volume decreased because of lower dealer orders related to higher dealer inventory caused by less than normal snowfalls during the prior winter season in certain key regions in North America.  Parts, garments and accessories sales increases in 2008 were primarily due to increases ATV accessory sales, partially offset by lower snowmobile garment sales.

Cost of Goods Sold for the Year Ended March 31

($ in thousands)	2009	Percent of Total Sales	2008	Percent of Total Sales	Percent Change 2009 vs. 2008	2007	Percent of Total Sales	Percent Change 2008 vs. 2007
Snowmobiles & ATV units	$411,776	73.1%	$447,633	72.0%	-8.0%	$578,533	73.9%	-22.7%
Parts, garments & accessories	68,665	12.2%	68,395	11.0%	0.4%	66,951	8.6%	2.2%
Total Cost of Goods Sold	$480,441	85.2%	$516,028	83.0%	-6.9%	$645,484	82.5%	-20.1%

Cost of Goods Sold - During fiscal 2009 cost of sales decreased 6.9% to $480.4 million from $516.0 million for fiscal 2008.  Fiscal 2009 snowmobile and ATV unit cost of sales decreased 8% to $411.8 million from $447.6 million in line with decreases in unit sales in fiscal 2009 compared to fiscal 2008.  The fiscal 2009 cost of sales for parts, garments and accessories were essentially flat at $68.7 million compared to $68.4 million for fiscal 2008 in line with flat sales. Fiscal 2008 cost of sales decreased 20.1% to $516.0 million from $645.5 million for fiscal 2007. Fiscal 2008 snowmobile and ATV unit cost of sales decreased 22.7% to $447.6 million from $578.5 million in line with the decrease in unit sales in fiscal 2008 compared to fiscal 2007.  The fiscal 2008 cost of sales for parts, garments and accessories increased 2.2% to $68.4 million from $67.0 million for fiscal 2007 in line with the sales increase of parts, garments and accessories, for fiscal 2008 compared to fiscal 2007.

Gross Profit for the Year Ended March 31,

($ in thousands)	2009	2008	Change 2009 vs 2008	2007	Change 2008 vs 2007
Gross Profit Dollars	$83,172	$105,540	-21%	$136,947	-23%
Percentage of Sales	14.8%	17.0%	-2%	17.5%	-0.5%

Gross Profit - Gross profit decreased 21% to $83.2 million in 2009 from $105.5 million in 2008. The gross profit percentage for fiscal 2009 decreased to 14.8% versus 17.0% in 2008. The decrease in the 2009 gross profit percentage was primarily due to a weaker Canadian dollar exchange rate, lower ATV volumes and offset by lower sales incentives for both ATV’s and snowmobiles.  Gross profit decreased 23% to $105.5 million in 2008 from $136.9 million in 2007. The gross profit percentage decreased to 17.0% versus 17.5% in 2007. The decrease in the 2008 gross profit percentage was mainly due to higher Canadian sales incentives to help compensate for the stronger Canadian dollar as well as lower sales volumes within the snowmobile and ATV product lines due to efforts to reduce dealer inventory and weaker consumer demand.

Operating Expenses for the Year Ended March 31,

($ in thousands)	2009	2008	Change 2009 vs 2008	2007	Change 2008 vs 2007
Selling and Marketing	$43,971	$47,634	-8%	$54,108	-12%
Research & Development	18,404	18,343	0%	20,262	-9%
General & Administrative	33,904	48,276	-30%	30,644	58%
Goodwill Impairment Charge	1,750	—	—	—	—
Total Operating Expenses	$98,029	$114,253	14%	$105,014	9%
Percentage of Sales	17.4%	18.4%		13.4%

Operating Expenses - Selling and Marketing expenses decreased 8% to $44.0 million in 2009 from $ 47.6 million in 2008, primarily due to lower advertising expenses.  Selling and Marketing expenses decreased 12% to $47.6 million in 2008 from $54.1 million in 2007 due primarily to lower advertising expenses.  Research and Development expenses were essentially flat at $18.4 million in 2009 compared to $ 18.3 million in 2008.  Research and development expenses decreased 9% to $18.3 million in 2008 from $20.3 million in 2007 due primarily to lower compensation and development expenses.  General and Administrative expenses decreased 30% to $33.9 million in 2009 from $48.3 million in 2008 due primarily to decreased Canadian hedge costs and to a lesser extent decreased product liability and litigation expense.  General and Administrative expenses increased 58% to $ 48.3 million in 2008 from $30.6 million in 2007 due primarily increased Canadian hedge costs and to a lesser extent increased product liability and litigation expense and to increased operating costs of the European subsidiary.  During the fourth quarter of fiscal 2009 the company recorded a $1.75 million non-cash goodwill impairment charge in accordance with Statement of Financial Accounting Standards (SFAS) No. 142.  The goodwill impairment charge was attributed to changes in future estimated cash flows as compared to the carrying value.

Other Income / Expense - Interest income decreased 81.5% to $117,000 in fiscal 2009 from $632,000 in fiscal 2008. Interest expense decreased 4.8% to $1.0 million in fiscal 2009 from $1.1 million in fiscal 2008. Interest income was primarily affected by the lower cash levels at the beginning of the fiscal year compared to last year, as well as lower cash balances during the third and fourth quarters of fiscal 2009, due primarily to higher working capital needs.  Interest expense was comparable to the prior year as a result of similar borrowing levels in 2009 compared to 2008.  Interest income decreased to $632,000 in fiscal 2008 from $1.1 million in fiscal 2007. Interest expense increased to $1.1 million in fiscal 2008 from $1.0 million in fiscal 2007. Interest income was primarily affected by the lower cash levels at the beginning of the fiscal year compared to the previous year. Interest expense was comparable to prior year as a result of similar borrowing levels in 2008 compared to 2007.

Net Earnings (Loss) - The fiscal 2009 net loss was $9.5 million or $0.53 per diluted share versus a net loss of $3.3 million or $0.18 per diluted share for fiscal 2008. Net earnings (loss) as a percent of net sales were (1.7%) and (0.5%) in 2009 and 2008, respectively. The decrease in the net loss is attributable primarily to decreased ATV sales.  The fiscal 2008 net loss of $3.3 million or $0.18 per diluted share was down from net earnings of $22.1 million or $1.15 per diluted share for fiscal 2007.   The decrease in net earnings is attributable to decreased sales and increased operating expenses. Net earnings as a percent of net sales were (0.5%) and 2.8% in 2008 and 2007, respectively.

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

Marketing and Sales Incentive Costs

The Company provides for various marketing and sales incentive costs which are offered to its dealers and consumers at the later of when the revenue is recognized or when the marketing and sales incentive program is approved and communicated. Examples of these costs include: dealer and consumer rebates, dealer floorplan financing assistance and other incentive and promotion programs. Adverse market conditions resulting in lower than expected retail sales or the matching of competitor programs could cause accrued marketing and incentive costs to materially increase if the Company authorizes and communicates new programs to its dealers. The Company estimates marketing and sales incentive costs based on expected usage and historical experience. The related marketing and sales incentive costs accrual as of March 31, 2009 and 2008 was $6.2 million and $9.6 million, respectively, and included in accrued marketing in the Company’s balance sheet. The decrease in this accrual was a result of current announced and communicated marketing and sales incentive programs and retail market conditions.  Historically, marketing and sales incentive program expenses have been within our expectations.  To the extent current experience differs with previous estimates the accrued liability for marketing and sales incentives is adjusted accordingly.

Product Warranties

The Company generally provides a limited warranty to the owner of snowmobiles for 12 months from the date of consumer registration and for 6 months on ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to their estimate as actual claims become known or the amounts are determinable. Adverse changes in actual warranty costs compared to the Company’s initial estimates could cause accrued warranty costs to materially change. The accrued warranty costs as of March 31, 2009 and 2008 was $15.7 million and $16.5 million, respectively.  Historically, actual warranty costs have been within our expectations.

Inventories

Our inventories are recorded at the lower of cost or market, with cost based on a first-in, first-out basis.  We periodically assess inventories for obsolescence and potential excess.  This assessment is based primarily on assumptions and estimates regarding future production demands, anticipated changes in technology or design, historical and expected future sales patterns.  Our inventories consist of materials and products that are subject to changes in our planned production of future snowmobile and ATV products and competitive market conditions which may cause lower of cost or market adjustments to our finished goods inventory.  If market conditions or future demand are less favorable than our current expectations, additional inventory write downs or reserves may be required, which could have an adverse effect on our reported results in the period the adjustments are made.  Inventory items that are identified as obsolete or excess are fully reserved on our balance sheet and are generally scrapped.  Historically, inventory obsolescence and potential excess costs adjustments have been within our expectations.

Product Liability and Litigation

The Company is subject to product liability claims and other litigation in the normal course of business. The Company insures for product liability claims although it retains a modest self insured retention accrual within the balance sheet caption Insurance. The estimated costs resulting from any losses over insured amounts are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.

The Company utilizes historical trends and other analysis to assist in determining the appropriate loss. Adverse changes in the final determination of product liability or other claims made against the Company could have a material impact on the Company’s financial condition.  Historically, actual product liability and litigation costs have been within our expectations.

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

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements during the year.   The following table represents revenue and ending inventories by each of the quarters in the years ended March 31, 2009 and 2008.

	First	Second	Third	Fourth	Total
2009
ATV	$53,774	$71,646	$57,752	$64,137	$247,309
Snowmobile	21,416	98,379	90,865	(3,380)	207,280
PG&A	18,687	34,289	26,082	29,966	109,024
Total Sales	$93,877	$204,314	$174,699	$90,723	$563,613

Inventories	$156,152	$172,320	$150,397	$120,804

2008
ATV	$59,716	$77,547	$70,109	$142,924	$350,296
Snowmobile	11,888	97,034	60,016	(7,064)	161,874
PG&A	16,258	30,629	29,470	33,041	109,398
Total Sales	$87,862	$205,210	$159,595	$168,901	$621,568

Inventories	$149,533	$175,799	$162,332	$126,981

As a result of the Company’s significant reduction in production due to weaker than expected wholesale and retail demand for ATV units, the Company’s finished goods inventory balance decreased as of March 31, 2009 compared with March 31, 2008.  Fiscal year end 2009 ATV unit inventory are all considered saleable and are expected to sell at a gross profit in the subsequent fiscal year although continued or further declines in the ATV retail environment may require additional marketing and sales incentive campaigns that could negatively impact our gross margins.  Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company believes current available cash and cash generated from operations together with working capital financing through its available line of credit, as it is expected to be amended, will provide sufficient funds to finance the Company on a short and long-term basis.  However, given the turmoil in the economy and banking sector, there can be no assurance that adequate working capital financing arrangements will remain available or that the costs and other terms of such new financing arrangements will not be significantly less favorable to the Company than has historically been available.

Cash and Short-Term Investments

Cash and short-term investments decreased to $11,413,000 at March 31, 2009 from $35,063,000 at March 31, 2008 because of the fiscal 2009 net loss and decreased accounts payable. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin. The Company’s investment objectives are first, safety of principal and second, rate of return.

Financing Arrangements and Cash Flows

The Company operated in fiscal 2009 under a $75,000,000 secured bank credit agreement for the documentary and stand-by letters of credit and for working capital purposes. Total working capital borrowings under the credit agreement were limited to $60,000,000 in November and December and $40,000,000 during the last three months of the fiscal year in line with the Company’s bank line needs.  This line of credit was extended in the amount of $30,000,000 to June 30, 2009, at which time, the Company believes the line of credit will be renewed at acceptable terms and conditions.  The total letters of credit issued at March 31, 2009 were $8,370,000, of which $7,339,000 was issued to Suzuki for engine and service parts purchases.  This line of credit was extended in the amount of $30,000,000 to June 30, 2009 and currently the Company is negotiating an extension for the remainder of the fiscal year at acceptable borrowing limits.

The Company has agreements with Textron Financial Corporation (TFC) to provide snowmobile and ATV floor plan financing for the Company’s North American dealers. These agreements improve the Company’s liquidity by financing dealer purchases of products without requiring substantial use of the Company’s working capital. The Company is paid by the floorplan companies shortly after shipment and as part of its marketing programs the Company pays the floorplan financing of its dealers for certain set time periods depending on the size of a dealer’s order.  The Company’s agreements with TFC to floorplan its U.S. dealers terminates January 20, 2010 and its Canadian agreement terminates April 30, 2012.  On December 22, 2008, Textron announced plans to exit the non-captive dealer floorplan business.  While the Company anticipates securing another dealer floorplan source for its dealers at acceptable terms and conditions before the termination of its agreements with TFC, there can be no assurance that an alternative source will be secured before termination of its agreements with TFC or that the costs and other terms of such new financing source will not be significantly less favorable to the Company than has historically been available.

The financing agreements require repurchase of repossessed new and unused units and set limits upon the Company’s potential liability for annual repurchases. The aggregate potential liability was approximately $38,509,000 at March 31, 2009. The Company has incurred no material losses under these agreements. The Company believes current available cash and cash generated from operations provide sufficient funding in the event there is a requirement to perform under this guarantee and repurchase agreement.

In 2009, the Company invested $14,226,000 in capital expenditures. The Company expects that capital expenditures will increase to approximately $15,000,000 in fiscal 2010. Since 1996, the Company has repurchased over 11 million shares of common stock. There is approximately $10,000,000 remaining on the January 2008 repurchase authorization. The Company believes that cash generated from operations and available cash will be sufficient to meet its working capital, and capital expenditure requirements on a short and long-term basis.

Contractual Obligations

The following table summarizes the Company’s significant future contractual obligations at March 31, 2009 (in millions):

	Payment Due by Period
		Less than	More than
Contractual Obligations	Total	1 Year	1-3 years	3-5 Years	5 years

Operating Lease Obligations	$1.0	$0.1	$0.5	$0.4	—

Purchase Obligations(1)	64.0	64.0	—	—	—
Total Contractual Obligations	$65.0	$64.1	$0.5	$0.4	—

(1)    The Company has outstanding purchase obligations with suppliers and vendors   at March 31, 2009 for raw materials and other supplies as part of the normal course of business.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Annual Report on Form 10-K, as well as the Company’s annual report to shareholders and future filings with the Securities and Exchange Commission, the Company’s press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to the risk factors described in Item 1A of this annual report. The Company does not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

Inflation, Foreign Exchange Rates and Interest Rates

Inflation historically, has not significantly impacted on the Company’s business. The Company generally has been able to offset the impact of increasing costs through a combination of productivity gains and product sales price increases.

During fiscal 2009, approximately 10% of the Company’s cost of sales was purchased from Japanese yen denominated suppliers. The majority of these purchases were made from Suzuki, who supplies engines for the Company’s snowmobiles and ATVs. The Company has an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually. During fiscal 2009, the exchange rate fluctuation between the U.S. dollar and the Japanese yen had a modest negative impact on the Company’s operating results.

Sales to Canadian dealers are made in Canadian dollars with the U.S. dollar serving as the functional currency. During fiscal 2009, sales to Canadian dealers comprised 32.0% of total net sales. During fiscal 2009, the exchange rate fluctuation between the U.S. dollar and the Canadian dollar had a modest negative impact on operating profits. During 2009, the Company did not utilize cash flow hedges to mitigate the variability in Canadian exchange rate changes relating to Canadian dollar fund transfers to the United States. At March 31, 2009 there were no Canadian dollar forward exchange contracts outstanding.

Sales to European on-road ATV dealers and distributors are made in Euros with the Euro serving as the functional currency. During fiscal 2009, sales to European on-road ATV dealers comprised 5.6% of total net sales. During fiscal 2009, the exchange rate fluctuation between the U.S. dollar and the Euro had no significant impact on operating profits. During 2009, the Company did not utilize any hedges to mitigate the variability in the Euro exchange rate and at March 31, 2009, there were no foreign exchange contracts outstanding for the Euro.

Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of available-for-sale debt securities approximate related fair value and the associated market risk is not deemed to be significant.

The Company is a party to a secured bank line of credit arrangement under which it currently may borrow an aggregate of up to $30 million through June 30, 2009.  An extended credit agreement is currently being negotiated and the Company expects to have a satisfactory credit agreement in place for the remainder of the fiscal year.  The total letters of credit issued at March 31, 2009 were $8,370,000 of which $7,339,000 was issued to Suzuki Motor Corporation for engine and service parts purchases. Interest is charged at variable rates based on either LIBOR or prime. Because the interest rate risk related to the line of credit is not deemed to be significant, the Company does not actively manage this exposure.

ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements, Notes, and Report of Independent Registered Public Accounting Firm appear on pages 29 through 43. Quarterly financial data appears in Item 6.

ITEM 9.                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the 1934 Act as of March 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the assessment management believes that, as of March 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on the following page.

ITEM 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Arctic Cat Inc.

We have audited Arctic Cat Inc. and subsidiaries internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Arctic Cat Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arctic Cat Inc. and subsidiaries as of March 31, 2009 and March 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009 and our report dated June 12, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
June 12, 2009

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the heading “Election of Director,” “Election of Director – Board Committees,” “ Election of Director – Code of Conduct” and “Beneficial Ownership of Capital Stock-Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 6, 2009, is incorporated herein by reference.

Pursuant to instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Item 4A of this Annual Report on Form 10-K.

Our Board of Directors has adopted a code of ethics known as the “Arctic Cat Inc. Code of Business Conduct,” which applies to the Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions, as well as our other officers, directors, employees, consultants, agents and representatives.  The Company believes that the Arctic Cat Inc. Code of Business Conduct not only documents our historic good business practices, but sets forth guidelines for ensuring that all our personnel act with the highest standards of integrity.  The Arctic Cat Inc. Code of Business Conduct is available on the Company’s Web site at www.arcticcat.com.  A copy of the Arctic Cat Inc. Code of Business Conduct may be obtained, without charge, upon written request to: Arctic Cat Inc. P.O. Box 810, 601 Brooks Ave South, Thief River Falls, MN 56707

The information provided under the caption “Board Committees” in the Proxy Statement for the Annual Meeting of Shareholders to be held on August 6, 2009, is incorporated herein by reference.  There have been no material changes to the procedures by which shareholders may recommend director nominees to the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

The information included under the heading “Executive Compensation and Other Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 6, 2009, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the heading “Beneficial Ownership of Capital Stock” and “Beneficial Ownership of Capital Stock – Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 6, 2009, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions, appearing under the heading “Executive Compensation and Other Information-Certain Transactions”  and “Election of Director – Director Independence” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 6, 2009, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND  SERVICES

The information required by this item is incorporated by reference to the information set forth under the heading “Proposal 2. Ratification and Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 6, 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of report

1. Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Annual Report on Form 10-K:

		Form 10-K
		Reference Page

(i)	Consolidated Balance Sheets as of March 31, 2009 and 2008	25

(ii)	Consolidated Statements of Operations for the three years ended March 31, 2009, 2008 and 2007	26

(iii)	Consolidated Statements of Shareholders’ Equity for the three years ended March 31, 2009, 2008 and 2007	27

(iv)	Consolidated Statements of Cash Flows for the three years ended March 31, 2009, 2008 and 2007	28

(v)	Notes to Consolidated Financial Statements	29-37

(vi)	Report of Independent Registered Public Accounting Firm	38

2. Schedules filed as part of this Annual Report on Form 10-K.

The information required to be disclosed within Schedule II – Valuation and Qualifying Accounts is provided within the Consolidated Financial Statements of the Company, filed as part of this Annual Report on Form 10-K.

3. Exhibits

		Method of Filing
3(a)	Amended and Restated Articles of Incorporation of the Company	(3)

3(b)	Restated By-Laws of the Company	(1)(10)

4(a)	Form of specimen common stock certificate	(1)

4(b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(4)

10(a)	Purchase/Supply Agreement dated as of March 1, 1985 between Suzuki Motor Co., Ltd. and the Company, and related Agreement on Implementation of Warranty Provision	(1)

10(b)	Form of Employment Agreement between the Company and each of its executive officers	(1)

10(c)	Floorplan Repurchase Agreement dated July 13, 1984, between the Company and ITT Commercial Finance Corp.	(1)

10(d)	Floorplan Repurchase Agreement dated as of June 15, 1988, between the Company and ITT Commercial Finance, a division of ITT Industries of Canada, Ltd.	(1)

10(e)	Credit Agreement dated August 29, 2008 between the Company and Wells Fargo Bank, N.A. as amended by First Amendment to Credit Agreement dated March 31, 2009 and Second Amendment to Credit Agreement dated June 1, 2009	(11)

10(f)	2002 Stock Plan	(5)

10(g)	Form of Incentive Stock Option Agreement for 2002 Stock Plan	(7)

10(h)	Form of Non-Qualified Stock Option Agreement for 2002 Stock Plan	(7)

10(i)	Form of Director Non-Qualified Stock Option Agreement for 2002 Stock Plan	(7)

10(j)	Program Agreement, dated as of January 20, 2003, by and between Arctic Cat Sales Inc. and Textron Financial Corporation (Confidential treatment pursuant to 17 CFR Sections 200.80(b) and 240.246-2 has been granted for certain portions of this exhibit. Such portions have been omitted herein and have been filed separately with the SEC)	(6)

		Method of Filing
10(k)	Repurchase Agreement, dated as of January 20, 2003, By and between Arctic Cat Sales Inc. and Textron Financial Corporation	(6)

10(l)	2007 Omnibus Stock and Incentive Plan	(8)

10(m)	Form of Incentive Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(8)

10(n)	Form of Non-Qualified Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(8)

10(0)	Form of Director Stock Option Agreement for 2007 Omnibus Stock and incentive Plan	(9)

10(p)	Form of Restricted Stock Agreement for 2007 Omnibus Stock and Incentive Plan	(9)

10(q)	Form of Stock-Settled Appreciation Rights Agreement for 2007 Omnibus Stock and Incentive Plan	(9)

21	Subsidiaries of the Registrant	(2)

23	Consent of Independent Registered Public Accounting Firm	(2)

31.1	Section 302 Certification of Chief Executive Officer	(2)

31.2	Section 302 Certification of Chief Financial Officer	(2)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)

(b) Exhibits

Reference is made to Item 15(a) 3.

(c) Schedules

Reference is made to Item 15(a) 2.

(1)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984)

(2)	Filed with this Form 10-K

(3)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997

(4)	Incorporated by reference to Exhibit 1 to the Company’s Registration on Form 8-A filed with the SEC on September 20, 2001

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration on Form S-8 filed with the SEC on September 6, 2002

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003

(7)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005

(8)	Incorporated herein by reference to the Company’s Current Report of Form 8-K filed August 14, 2007

(9)	Incorporated herein by reference to the Company’s Current Report of Form 8-K filed April 7, 2008

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 19, 2007

(11)	Incorporated by reference to the Company’s Current reports on For 8-K filed September 4, 2008, April 2, 2009 and June 4, 2009

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of June, 2009.

ARCTIC CAT INC.

/s/CHRISTOPHER A. TWOMEY
Christopher A. Twomey
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Date

/s/	CHRISTOPHER A. TWOMEY	June 14, 2009
Christopher A. Twomey
Chairman of the Board of Directors, Chief Executive Officer
(Principal Executive Officer)

/s/	TIMOTHY C. DELMORE	June 14, 2009
Timothy C. Delmore
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/	ROBERT J. DONDELINGER	June 14, 2009
Robert J. Dondelinger, Director

June 14, 2009
Masayoshi Ito, Director

/s/	SUSAN LESTER	June 14, 2009
Susan Lester, Director

/s/	WILLIAM G. NESS	June 14, 2009
William G. Ness, Director

/s/	GREGG A. OSTRANDER	June 14, 2009
Gregg A. Ostrander, Director

/s/	KENNETH J. ROERING	June 14, 2009
Kenneth Roering, Lead Director

Consolidated Balance Sheets

Arctic Cat Inc. March 31,	2009	2008

ASSETS
Current Assets
Cash and equivalents	$11,244,000	$10,057,000
Short term investments	169,000	25,006,000
Accounts receivable, less allowances	38,231,000	39,666,000
Inventories	120,804,000	126,981,000
Income taxes receivable	352,000	9,546,000
Prepaid expenses	4,572,000	3,196,000
Deferred income taxes	14,224,000	12,690,000
Total current assets	189,596,000	227,142,000
Property and equipment –At Cost
Machinery, equipment and tooling	180,304,000	182,936,000
Land, building and improvements	28,877,000	27,857,000
	209,181,000	210,793,000
Less accumulated depreciation	149,684,000	136,310,000
	59,497,000	74,483,000
Other Assets
Goodwill, intangibles and other assets	2,072,000	4,273,000
	$251,165,000	$305,898,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$44,451,000	$74,576,000
Accrued expenses	35,621,000	39,292,000
Total current liabilities	80,072,000	113,868,000
Deferred Incomes Taxes	6,245,000	11,168,000
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 11,987,485 in 2009; 11,833,485 in 2008	120,000	118,000
Class B common stock, par value $.01; 7,560,000 shares authorized, Shares issued, and outstanding 6,102,000 in 2009 and 2008	61,000	61,000
Additional paid-in-capital	2,568,000	—
Accumulated other comprehensive income (loss)	(512,000)	4,768,000
Retained earnings	162,611,000	175,915,000
Total shareholders’ equity	164,848,000	180,862,000
	$251,165,000	$305,898,000

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations

Arctic Cat Inc.Years ended March 31,	2009	2008	2007
Net sales
Snowmobile & ATV units	$454,589,000	$512,170,000	$678,522,000
Parts, garments, & accessories	109,024,000	109,398,000	103,909,000
Total net sales	563,613,000	621,568,000	782,431,000
Cost of goods sold
Snowmobile & ATV units	411,776,000	447,633,000	578,533,000
Parts, garments, & accessories	68,665,000	68,395,000	66,951,000
Total cost of goods sold	480,441,000	516,028,000	645,484,000
Gross profit	83,172,000	105,540,000	136,947,000
Operating expenses
Selling & marketing	43,971,000	47,634,000	54,108,000
Research & development	18,404,000	18,343,000	20,262,000
General & administrative	33,904,000	48,276,000	30,644,000
Goodwill impairment charge	1,750,000	—	—
Total operating expenses	98,029,000	114,253,000	105,014,000
Operating profit (loss)	(14,857,000)	(8,713,000)	31,933,000
Other income (expense)
Interest income	117,000	632,000	1,139,000
Interest expense	(1,015,000)	(1,066,000)	(1,026,000)
Total other income (expense)	(898,000)	(434,000)	113,000
Earnings (loss) before incomes taxes	(15,755,000)	(9,147,000)	32,046,000
Income tax expense (benefit)	(6,247,000)	(5,888,000)	9,976,000
Net earnings (loss)	$(9,508,000)	$(3,259,000)	$22,070,000
Net earnings (loss) per share
Basic	$(0.53)	$(0.18)	$1.16
Diluted	$(0.53)	$(0.18)	$1.15
Weighted average share outstanding
Basic	18,070,000	18,137,000	19,030,000
Diluted	18,070,000	18,137,000	19,128,000

The accompanying notes are an integral part of these statements.

Consolidated Statement of Shareholders’ Equity

						Accumulated
			Class B		Additional	Other
Arctic Cat Inc.	Common Stock		Common Stock		Paid-in	Comprehensive	Retained
Years ended March 31,	Shares	Amount	Shares	Amount	Capital	Income (loss)	Earnings	Total
Balances at March 31, 2006	12,708,365	$127,000	6,717,000	$67,000	$1,010,000	$(440,000)	$188,601,000	$189,365,000
Exercise of stock options	70,817	1,000	—	—	1,074,000	—	—	1,075,000
Tax benefits from stock option exercises	—	—	—	—	89,000	—	—	89,000
Repurchase of common stock	(519,759)	(5,000)	(615,000)	(6,000)	(4,343000)	—	(15,419,000)	(19,773,000)
Stock based compensation expense	—	—	—	—	2,170,000	—	—	2,170,000
Other comprehensive income:
Net earnings	—	—	—	—	—	—	22,070,000	22,070,000
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(12,000)	—	(12,000)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	1,016,000	—	1,016,000
Foreign currency adjustment	—	—	—	—	—	1,553,000	—	1,553,000
Total other comprehensive income								24,627,000
Dividends ($.28 per share)	—	—	—	—	—	—	(5,332,000)	(5,332,000)
Balances at March 31, 2007	12,259,423	123,000	6,102,000	61,000	—	2,117,000	189,920,000	192,221,000
Exercise of stock options	197,862	2,000	—	—	2,535,000	—	—	2,537,000
Tax benefits from stock option exercises	—	—	—	—	475,000	—	—	475,000
Repurchase of common stock	(623,800)	(7,000)	—	—	(5,073,000)	—	(5,683,000)	(10,763,000)
Stock based compensation expense	—	—	—	—	2,063,000	—	—	2,063,000
Other comprehensive loss:
Net loss	—	—	—	—	—	—	(3,259,000)	(3,259,000)
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(2,000)	—	(2,000)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(436,000)	—	(436,000)
Foreign currency adjustment	—	—	—	—	—	3,089,000	—	3,089,000
Total other comprehensive loss								(608,000)
Dividends ($.28 per share)	—	—	—	—	—	—	(5,063,000)	(5,063,000)
Balances at March 31, 2008	11,833,485	118,000	6,102,000	61,000	—	4,768,000	175,915,000	180,862,000
Restricted stock awards	163,500	2,000			(2,000)			—
Restricted stock forfeited	(9,500)	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	2,570,000	—	—	2,570,000
Other comprehensive loss:
Net loss	—	—	—	—	—	—	(9,508,000)	(9,508,000)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(133,000)	—	(133,000)
Foreign currency adjustment	—	—	—	—	—	(5,147,000)	—	(5,147,000)
Total other comprehensive loss								(14,788,000)
Dividends ($.21 per share)	—	—	—	—	—	—	(3,796,000)	(3,796,000)
Balances at March 31, 2009	11,987,485	$120,000	6,102,000	$61,000	$2,568,000	$(512,000)	$162,611,000	$164,848,000

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

Arctic Cat Inc. Years ended March 31,	2009	2008	2007
Cash flows from operating activities
Net earnings (loss)	$(9,508,000)	$(3,259,000)	$22,070,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	28,981,000	29,737,000	26,269,000
Loss on the disposal of assets	252,000	49,000	366,000
Impairment of goodwill	1,750,000	—	—
Deferred income taxes	(6,379,000)	1,809,000	(6,322,000)
Stock based compensation expense	2,571,000	2,063,000	2,170,000
Changes in operating assets and liabilities
Trading securities	24,837,000	13,701,000	(11,262,000)
Accounts receivable, less allowances	(437,000)	1,663,000	3,543,000
Inventories	2,798,000	(25,770,000)	(4,974,000)
Prepaid expenses	(1,247,000)	343,000	2,000,000
Accounts payable	(29,615,000)	8,461,000	(5,844,000)
Accrued expenses	(3,392,000)	(14,474,000)	9,640,000
Income taxes	8,980,000	(17,791,000)	7,230,000
Net cash provided by (used in) operating activities	19,591,000	(3,468,000)	44,886,000
Cash flows from investing activities
Purchase of property and equipment	(14,226,000)	(15,466,000)	(25,729,000)
Proceeds from the sale of assets	—	773,000	—
Purchase of other assets	—	—	(682,000)
Sale and maturity of available-for-sale securities	—	350,000	2,001,000
Net cash used in investing activities	(14,226,000)	(14,343,000)	(24,410,000)
Cash flows from financing activities
Checks written in excess of bank balance	—	5,347,000	—
Proceeds from short-term borrowings	227,230,000	201,875,000	120,776,000
Payments on short-term borrowings	(227,230,000)	(201,875,000)	(120,776,000)
Proceeds from issuance of common stock	—	2,537,000	1,075,000
Tax benefit from stock option exercises	—	475,000	89,000
Repurchase of common stock	—	(10,763,000)	(19,773,000)
Dividends paid	(3,796,000)	(5,063,000)	(5,332,000)
Net cash used in financing activities	(3,796,000)	(7,467,000)	(23,941,000)
Effect of exchange rate changes on cash and cash equivalents	(382,000)	(882,000)	(393,000)
Net increase (decrease) in cash and equivalents	1,187,000	(26,160,000)	(3,858,000)
Cash and equivalents at beginning of year	10,057,000	36,217,000	40,075,000
Cash and equivalents at end of year	11,244,000	$10,057,000	$36,217,000
Supplemental disclosure of cash payments for:
Income taxes	$409,000	$9,628,000	$8,983,000
Interest	$987,000	$1,066,000	$1,026,000

Supplemental disclosure of non-cash investing and financing activities:

As of March 31, 2009 and 2008, the unrealized gain on derivative instruments, net of tax was $0 and $133,000.

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Arctic Cat Inc. March 31, 2009, 2008 and 2007

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

Cash and Equivalents

The Company considers highly liquid temporary investments with an original maturity of three months or less when purchased or variable rate demand notes with put options exercisable in three months or less to be cash equivalents. Cash and equivalents consist primarily of commercial paper and put bonds. As of March 31, 2009 and 2008, the Company had approximately $5,173,000 and $10,000,000 of cash located in foreign banks primarily in Europe and Canada. The Company’s cash management policy provides for bank disbursement accounts to be reimbursed on a daily basis. Checks issued but not presented to the banks for payment are included in cash and equivalents as a reduction of other cash balances. Checks written in excess of bank balance at March 31, 2009 and 2008 in the amount of $0 and $5,347,000 were classified as accounts payables.

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

Accounts Receivable

The Company’s accounts receivable balance consists of amounts due from its dealers and certain finance companies. The Company extends credit to its dealers based on an evaluation of the dealers’ financial condition. The Company’s collection exposure relating to accounts receivable amounts due from certain dealer finance companies is limited due to the financial strength of the finance companies and provisions of its existing agreements. Accounts receivable is presented net of an allowance for estimated uncollectible amounts due from its dealers. The Company estimates the uncollectible amounts considering numerous factors, mainly historical trends as well as current available information. The Company’s allowance for uncollectible accounts was $1,443,000, $952,000 and $815,000 at March 31, 2009, 2008 and 2007. The activity within the allowance for uncollectible accounts for the three years ending March 31, 2009 was not significant.  Accounts receivable amounts written off have been within management’s expectations.

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

There were no open Canadian dollar forward exchange contracts at March 31, 2009.  As of March 31, 2008, the Company had open Canadian dollar forward exchange contracts maturing April 2008, with notional amounts totaling $30,599,000 and fair value assets and liabilities, netted in accounts receivable of $211,000 at March 31, 2008. The related amount reported within other comprehensive income (loss), net of tax was $133,000. There were no open Japanese yen forward exchange contracts at March 31, 2009 and 2008.

Property and Equipment

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using the units of production method for tooling and the straight-line method for all other property and equipment. Repairs and maintenance cost that are considered not to extend the useful life of the property and equipment are expensed as incurred. Tooling is amortized over the life of the product, generally three years. Estimated service lives range from 15 – 20 years for buildings and improvements and 5 – 7 years for machinery and equipment. Accelerated and straight-line methods are used for income tax reporting.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the associated discounted cash flows.  Due to lower sales and a net loss for twelve months ended March 31, 2009 and the current economic environment, the Company performed a SFAS 144 impairment test.  Based on the undiscounted cash flows analysis, the Company determined the carrying value of long-lived assets was not impaired.

Goodwill and Intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill and intangibles assets with indefinite lives for impairment on an annual basis or upon the occurrence of events that may indicate possible impairment.  Goodwill impairment testing under SFAS No. 142 is a two-step process.  First it requires a comparison of the carrying value of net assets to the fair value of the related operations that have goodwill assigned to them.  The Company estimates the fair values of the related operations using discounted cash flows.  If the fair value is determined to be less than the carrying value, a potential impairment is indicated and SFAS No. 142 prescribes the approach for determining the impairment amount, if any.  SFAS No. 142 requires that goodwill be tested as of the same date every year.  The Company’s annual testing date is the last day of its fourth fiscal quarter.  In conjunction with the Company’s fiscal 2009 annual goodwill impairment testing, lower common stock market price and financial results, the Company determined goodwill was impaired by $1,750,000.  The non-cash goodwill impairment charge was recognized in the fourth quarter of fiscal 2009.

The Company performed the analysis as of March 31, 2008 which indicated that no goodwill impairment existed.

The changes in the carrying amount of goodwill and other intangibles included in goodwill, intangibles and other assets for the year ended March 31, 2009 and 2008 are as follows:

	2009	2008
Balance at April 1,	$3,109,000	$3,324,000
Current year amortization	(215,000)	(215,000)
Goodwill impairment charge	(1,750,000)	—
Balance at March 31,	$1,144,000	$3,109,000

As required by SFAS No. 142, intangibles with finite lives will continue to be amortized. Included in other intangible assets are customer relationships, a homologation license, and a non-compete agreement. Intangible assets before accumulated amortization were $1,950,000 at March 31, 2009 and 2008. Accumulated amortization was $806,000 and $591,000 at March 31, 2009 and 2008. Amortization expense is expected to be approximately $215,000 in fiscal 2010, $147,000 in fiscal 2011, $94,000 in fiscal 2012, and $83,000 in fiscal 2013 and 2014. The net value of other intangible assets is included as a component of goodwill and other intangibles in the accompanying consolidated balance sheets.

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

	2009	2008	2007
Balance at April 1,	$16,494,000	$17,974,000	$14,203,000
Warranty Provision	11,500,000	12,282,000	17,374,000
Warranty Claim Payments	12,292,000	13,762,000	13,603,000
Balance at March 31,	$15,702,000	$16,494,000	$17,974,000

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

Dealer Holdback

The Company records a dealer holdback program liability at the time certain products are shipped to its dealers. If the products subject to the holdback program are sold within the program time period, the Company refunds a portion of the original sale price, referred to as dealer holdback, to the dealer. The Company’s dealer holdback program liability, included within the accounts payable, as of March 31, 2009, 2008 and 2007 was $14,310,000, $17,493,000, and $19,998,000. The increases and decreases from March 31, 2007 to 2009 were principally related to the period of coverage under the program and the timing of payments.

Research and Development

Research and development costs are expensed as incurred and are reported as a component of selling, general and administrative expenses. Research and development expense was $18,404,000, $18,343,000 and $20,262,000 during 2009, 2008 and 2007.

Advertising

The Company expenses advertising costs as incurred, except for cooperative advertising obligations arising related to the sale of the Company’s products to its dealers. The estimated cost of cooperative advertising, which the dealer is required to support, is recorded as marketing expense at the time the product is sold. Cooperative advertising was $3,836,000, $5,004,000, and $6,841,000, in 2009, 2008 and 2007. Total advertising expense, including cooperative advertising, was $21,974,000, $24,072,000, and $23,671,000, in 2009, 2008 and 2007.

Stock Based Compensation

At March 31, 2009, the Company had stock based compensation plans, all previously approved by the shareholders. Stock options granted under these plans generally vest ratably over one to three years of service, have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined in the plans. At March 31, 2009, the Company had approximately 734,286 shares available for future grant under its stock option plans.

On April 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payments (SFAS 123(R)), which requires the fair value of all share based payment transactions, including stock options, be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. The Company has elected the modified prospective transition method in applying SFAS 123(R). Accordingly, periods prior to adoption have not been restated. Under this transition method, the Company applies the provisions of SFAS 123(R) to new awards modified, repurchased, or cancelled after April 1, 2006. Additionally, the Company recognizes compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of April 1, 2006, as the remaining service is rendered. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS 123(R). At March 31, 2009, the Company had $1,755,000 of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of approximately two years.

For the fiscal years ended March 31, 2009, 2008 and 2007, the Company recorded compensation expense of $2,570,000, $2,063,000 and $2,170,000 related to the adoption of SFAS 123(R), which has been included in selling, general and administrative expenses. The Company’s total stock based compensation related expense reduced both basic and diluted earnings per share by $0.09, $0.07 and $0.08 for the fiscal years ended March 31, 2009, 2008 and 2007.

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

Additionally, prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated Statement of Cash Flows. SFAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flow. For the fiscal years ended March 31, 2009, 2008 and 2007, the total income tax benefit from the exercise of stock options classified as financing cash flows was $0, $475,000 and $89,000.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to estimate the fair value of options:

	2009	2008	2007
Assumptions:
Dividend yield	2.5%	1.3%	1.3%
Average term	5 years	5 years	5 years
Volatility	32%	30%	30%
Risk-free rate of return	3.3%	5.0%	5.0%

The weighted average fair value of options granted during each of the following years ended March 31:

	2009	2008	20007
Fair value of options granted	$3.04	$5.54	$5.70

See Note J for additional disclosures regarding stock option plans.

Net Earnings Per Share

The Company’s diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 2,287,203, 1,362,617, and 942,500, shares of common stock with weighted average exercise prices of $17.42, $20.57, and $22.37 were outstanding during 2009, 2008 and 2007, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following for the years ended March 31,

	2009	2008	2007
Weighted average number of common shares outstanding	18,070,000	18,137,000	19,030,000
Dilutive effect of option plan	—	—	98,000
Common and potential shares outstanding-diluted	18,070,000	18,137,000	19,128,000

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

Comprehensive Income (Loss)

Comprehensive income (loss) represents net earnings (loss) adjusted for the unrealized gain or loss on derivative instruments, debt securities classified as available-for-sale and foreign currency translation adjustments and is shown in the consolidated financial statements of stockholders’ equity.

Accounting Policy and Disclosure Changes

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The Standard may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. The effective date is the beginning of fiscal year 2009.  The adoption of SFAS No. 159 did not have a material impact on our financial condition or results of operations, and no adjustment was made to beginning retained earnings for the cumulative effect of adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161”), which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit-risk related. SFAS No. 161 was effective for the Company beginning January 1, 2009 on a prospective basis. The adoption of SFAS No. 161 did not have a material impact on its consolidated results of operations or financial condition.

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for the fiscal years beginning after November 15, 2007. We have not yet determined the impact that the implementation of SFAS 157 will have on our results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much, provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. FIN 48 was adopted by the Company as of April 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

Reclassification

Certain 2008 and 2007 amounts have been reclassified to conform with the 2009 fiscal statement presentation.  The reclassification had no effect on previously reported operating results.

B  SHORT-TERM INVESTMENTS

Trading securities consists of $169,000, and $25,006,000 invested in various money market funds at March 31, 2009 and 2008, respectively, while the remainder of trading securities consists primarily of “A” rated or higher municipal bond investments. At March 31, 2009 and 2008, no available-for-sale debt securities were being held.

C  INVENTORIES

Inventories consist of the following at March 31:

	2009	2008
Raw materials and sub-assemblies	$29,421,000	$30,264,000
Finished goods	$59,048,000	67,731,000
Parts, garments and accessories	$32,335,000	28,986,000
	$120,804,000	$126,981,000

D  ACCRUED EXPENSES

Accrued expenses consist of the following at March 31:

	2009	2008
Marketing	$6,171,000	$9,555,000
Compensation	$4,191,000	4,344,000
Warranties	$15,702,000	16,494,000
Insurance	$7,084,000	6,765,000
Other	$2,473,000	2,134,000
	$35,621,000	$39,292,000

E  FINANCING

The Company operated in fiscal 2009 under a $75,000,000 secured bank agreement for the documentary and stand-by letters of credit and for working capital purposes.  Total working capital borrowings under the agreement were limited to $60,000,000 in November and December and $40,000,000 during the last three months of the fiscal year.  Borrowings under the line of credit bear interest at one of the following rates selected by the Company.  The floating rate which is the sum of 0.75% and the greater of the bank’s base rate or the federal funds rate plus 0.50% or the LIBOR rate set by the administrative agent for the line of credit.  As of March 31, 2009 the effective rate was 5.75%.  All borrowings are collateralized by accounts receivable and inventories.  No borrowings from the line of credit were outstanding at March 31, 2009 and 2008.  The outstanding letters of credit balances were $8,370,000 and $7,367,000 at March 31, 2009 and 2008, respectively and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items.  The Company was in compliance with the credit agreement as of March 31, 2009.  The issued letters of credit outstanding, as of March 31, 2009 and 2008, included $7,339,000 and $5,746,000, respectively, issued to Suzuki Motor Corporation (Suzuki) for engine and service parts purchases (see Note G). Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

F  RETIREMENT SAVINGS PLAN

The Company’s 401(k) retirement savings plan covers substantially all eligible employees. Employees may contribute up to 50% of their compensation with the Company matching 100% of the employee contributions, up to a maximum of 3% of the employee’s compensation. The Company match was suspended as of April 1, 2009.  The Company can elect to make additional contributions at its discretion. Total Company matching contributions were $1,269,000, $1,451,000 and $1,513,000 and in 2009, 2008 and 2007. There were no discretionary contributions made during 2009, 2008 and 2007.

G  RELATED PARTY TRANSACTIONS

The Company purchases engines and service parts from Suzuki, owner of the Company’s Class B common stock. Such purchases totaled $46,047,000, $73,689,000, and $113,975,000 in 2009, 2008 and 2007. The purchase price of the engines and service parts is determined annually. The Company has an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually. The Company is dependent on Suzuki for the near term supply of most of its engines and related service parts. An interruption of this supply could have a material adverse effect on the Company’s operations. Certain raw materials and services are purchased from vendors in which certain of the Company’s directors are officers or significant shareholders. In 2009, 2008 and 2007, these transactions aggregated $1,328,000, $148,000, and $127,000.

H  INCOME TAXES

Income tax expense (benefit) consists of the following for the years ended March 31:

	2009	2008	2007
Current
Federal	$11,000	$(6,950,000)	$15,025,000
State	40,000	(446,000)	1,826,000
Foreign	81,000	(301,000)	(553,000)
Deferred	(6,379,000)	1,809,000	(6,322,000)
	$(6,247,000)	$(5,888,000)	$9,976,000

The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended March 31:

	2009	2008	2007
Statutory income tax rate	(35.0)%	(35.0)%	35.0%
State taxes	(2.8)	(2.4)	2.7
Tax exempt interest	—	(0.6)	(0.4)
Research tax credit	(3.7)	(12.4)	(1.6)
Foreign sales corporation	(3.2)	(4.6)	(3.5)
FIN 48 reserves	(1.6)	(3.8)	—
Goodwill impairment charge	4.0	—	—
Other permanent differences	2.6	(5.6)	(1.1)
	(39.7)%	(64.4)%	31.1%

The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes under the liability methods are as follows at March 31:

	2009	2008
Current deferred income tax assets
Accrued expenses	$6,798,000	$5,972,000
Accrued warranty	5,635,000	5,888,000
Inventory related items	2,172,000	2,117,000
Other	1,808,000	352,000
Current deferred income tax liability
Prepaid expenses	(1,580,000)	(1,116,000)
Other	(609,000)	(523,000)
Net current deferred tax asset	$14,224,000	$12,690,000
Non-current deferred income tax liability
Property and equipment	$6,245,000	$11,168,000
Non-current deferred tax liability	$6,245,000	$11,168,000

As required by FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company had liabilities recorded related to unrecognized tax benefits totaling $4,159,000, and $4,164,000 at March 31, 2009 and 2008. At March 31, 2007 the liability was classified as income taxes payable. The March 31, 2009 and 2008 liability was classified as an offset to income taxes receivable in the accompanying condensed consolidated balance sheets in accordance with FIN 48. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of operations. The Company had reserves related to potential interest and penalties of $855,000, and $718,000 and recorded as a component of the liability at March 31, 2009 and 2008. The entire amount of the liability at March 31, 2009, if recognized, would affect the Company’s effective tax rate. The Company currently anticipates approximately $800,000 of unrecognized tax benefits will be recognized during the next twelve months. With few exceptions, the Company is no longer subject to federal, state, or foreign income tax examinations for years prior to 2005. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Balance at April 1	4,164,000	$4,510,000
Increases related to prior year tax positions	210,000	317,000
Decreases related to prior year tax positions	(460,000)	(182,000)
Increases related to current year tax positions	245,000	359,000
Settlements	—	(840,000)
Balance at March 31	$4,159,000	$4,164,000

The company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions, as well as foreign taxes in Austria. Tax regulations within each jurisdiction are subject to the interpretation of the relevant tax laws and regulations and require significant judgment to apply.

I  COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At March 31, 2009, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $38,509,000.  The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

Leases

The Company leases buildings and equipment under non-cancelable operating leases. Total rent expense under all lease agreements was $1,406,000, $924,000 and $1,404,000 for fiscal 2009, 2008, and 2007. Future minimum payments, exclusive of other costs required under non-cancelable operating leases at March 31, 2009 are approximately $165,000 in each of the fiscal years 2010 through 2016.

J  SHAREHOLDERS’ EQUITY

Stock Option Plans

The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant. At March 31, 2009, the Company had 734,286 shares of common stock available for grant under the plans.

Transactions under the plans during each of the three years in the period ended March 31, are summarized as follows:

	Number of Shares under option	Weighted average exercise price
Outstanding at March 31, 2006	1,568,349	19.30
Granted	306,000	17.81
Cancelled	(137,500)	22.70
Exercised	(70,817)	15.18
Outstanding at March 31, 2007	1,666,032	18.92
Granted	408,620	17.43
Cancelled	(14,655)	18.31
Exercised	(197,862)	12.82
Outstanding at March 31, 2008	1,862,135	19.25
Granted	603,094	$9.30
Cancelled	—	—
Exercised	—	—
Outstanding at March 31, 2009	2,465,229	$16.82

Options exercisable at March 31 are as follows:

	Number of	Weighted
	shares under	average
	option	exercise price
2007	1,155,038	$18.26
2008	1,225,342	$19.82
2009	1,580,302	$19.19

The following tables summarize information concerning currently outstanding and exercisable stock options at March 31, 2008:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 6.11 - 7.53	97,197	3.96 years	$7.44
9.38 - 13.37	657,754	8.03 years	10.00
15.33 - 21.96	1,471,278	5.94 years	18.73
25.45 - 28.00	239,000	4.93 years	27.59
	2,465,229	6.32 years	$16.82

Options Exercisable

		Weighted
		Average
Range of	Number	Exercise
Exercise Prices	Exercisable	Price
$ 6.11 – 7.53	5,907	$6.11
$ 9.38 – 13.37	191,421	10.51
15.33 – 21.96	1,143,974	18.96
25.45 – 28.00	239,000	27.59
	1,580,302	$19.19

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

Share Repurchase Authorization

The Company invested $0, $10,763,000, and $19,773,000 during 2009, 2008 and 2007 to repurchase and cancel 0, 623,800, and 1,134,800 shares of common stock, pursuant to Board of Directors’ authorizations. Included in the 2007 repurchases are 615,000 shares of Class B stock from Suzuki, repurchased for $10,781,000 or $17.53 per share.  At March 31, 2009, authorization to repurchase $10,000,000 or approximately 2,611,000, shares remain outstanding.

K  SEGMENT REPORTING

Sales to foreign customers, located primarily in Canada and Europe, amounted to $271,318,000, $248,601,000 and $228,008,000 in 2009, 2008 and 2007. The Company has identifiable long-lived assets of approximately $2,540,000 and 2,751,000 located in Canada and Europe at March 31, 2009 and 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Arctic Cat Inc.

   We have audited the accompanying consolidated balance sheets of Arctic Cat Inc. and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arctic Cat Inc. and subsidiaries as of March 31, 2009 and 2008 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note A to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48; Accounting for Uncertainty in Income Taxes, effective April 1, 2007.

   We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), of Arctic Cat Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 12, 2009 expressed an unqualified opinion on the effectiveness of Arctic Cat Inc. and subsidiaries internal control over financial reporting.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

June 12, 2009

Arctic Cat Inc. Exhibit Index

EXHIBIT NUMBER		METHOD OF FILING
3(a)	Amended and Restated Articles of Incorporation Of the Company	(3)
3(b)	Restated By-Laws of the Company	(1)(10)
4(a)	Form of specimen common stock certificate	(1)
4(b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(4)
10(a)	Purchase/Supply Agreement dated as of March 1, 1985 between Suzuki Motor Co., Ltd. And the Company, and related Agreement on Implementation of Warranty Provision	(1)
10(b)	Form of Employment Agreement between the Company and each of its executive officers	(1)
10(c)	Floorplan Repurchase Agreement dated July 13, 1984, between the Company and ITT Commercial Finance Corp.	(1)
10(d)	Floorplan Repurchase Agreement dated as of June 15, 1988, between the Company and ITT Commercial Finance, a division of ITT Industries of Canada, Ltd.	(1)
10(e)	Credit Agreement dated August 29, 2009 between The Company and Wells Fargo Bank N.A. as amended by First Amendment to Credit Agreement dated March 31, 2009 and Second Amendment to Credit Agreement dated June 1, 2009	(11)
10(f)	2002 Stock Plan	(5)
10(g)	Form of Incentive Stock Option Agreement for 2002 Stock Plan	(7)
10(h)	Form of Non-Qualified Stock Option Agreement for 2002 Stock Plan	(7)
10(i)	Form of Director Non-Qualified Stock Option Agreement for 2002 Stock Plan	(7)
10(j)	Program Agreement, dated as of January 20, 2003, by and between Arctic Cat Sales Inc. and Textron Financial Corporation (Confidential treatment pursuant to 17 CFR Sections 200.80(b) and 240.246-2 has been granted for certain portions of this exhibit. Such portions have been omitted herein and have been filed separately with the SEC)	(6)
10(k)	Repurchase Agreement, dated as of January 20, 2003, By and between Arctic Cat Sales Inc. and Textron Financial Corporation	(6)
10(l)	2007 Omnibus Stock and Incentive Plan	(8)
10(m)	Form of Incentive Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(8)
10(n)	Form of Non-Qualified Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(8)
10(0)	Form of Director Stock Option Agreement for 2007 Omnibus Stock and incentive Plan	(9)
10(p)	Form of Restricted Stock Agreement for 2007 Omnibus Stock and Incentive Plan	(9)
10(q)	Form of Stock-Settled Appreciation Rights Agreement for 2007 Omnibus Stock and Incentive Plan	(9)
21	Subsidiaries of the Registrant	(2)
23	Consent of Independent Registered Public Accounting Firm	(2)
31.1	Section 302 Certification of Chief Executive Officer	(2)
31.2	Section 302 Certification of Chief Financial Officer	(2)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)

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

(8)   Incorporated herein by reference to the Company’s Current Report of Form 8-K filed August 14, 2007.

(9)   Incorporated herein by reference to the Company’s Current Report of Form 8-K filed April 7, 2008.

(10) Incorporated by reference to the Company’s Current Report on Form 8-K filed December 19, 2007.

(11) Incorporated by reference to the Company’s Current Reports on Form 8-K filed September 4, 2008, April 3, 2009 and June 4, 2009.