Form 10-Q
period 2009-06-30
ARCTIC CAT INC
filed 2009-08-10
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-18607

ARCTIC CAT INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

601 Brooks Avenue South, Thief River Falls, Minnesota	56701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (218) 681-8558

Indicate by check mark whether the registrant: (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At August 10, 2009, 12,122,985 shares of Common Stock and 6,102,000 shares of Class B Common Stock of the registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	March 31,
	2009	2009
ASSETS
CURRENT ASSETS
Cash and equivalents	$7,833,000	$11,244,000
Short-term investments	38,000	169,000
Accounts receivable, less allowances	42,626,000	38,231,000
Inventories	127,092,000	120,804,000
Prepaid expenses	6,291,000	4,572,000
Income taxes receivable	—	352,000
Deferred income taxes	17,404,000	14,224,000
Total current assets	201,284,000	189,596,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	181,475,000	180,304,000
Land, buildings and improvements	28,894,000	28,877,000
	210,369,000	209,181,000
Less accumulated depreciation	153,745,000	149,684,000
	56,624,000	59,497,000

OTHER ASSETS
Intangibles and other assets	2,075,000	2,072,000

	$259,983,000	$251,165,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$58,692,000	$44,451,000
Accrued expenses	33,858,000	35,621,000
Income taxes payable	775,000	—
Total current liabilities	93,325,000	80,072,000

DEFERRED INCOME TAXES	5,864,000	6,245,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 12,122,985 at June 30, 2009; 11,987,485 at March 31, 2009	121,000	120,000

Class B common stock, par value $.01; 7,560,000 shares authorized; issued, and outstanding, 6,102,000 at June 30, 2009 and at March 31, 2009.	61,000	61,000
Additional paid in capital	2,985,000	2,568,000
Accumulated other comprehensive income (loss)	963,000	(512,000)
Retained earnings	156,664,000	162,611,000
Total Shareholders’ equity	160,794,000	164,848,000

	$259,983,000	$251,165,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,
	2009	2008

Net sales
Snowmobile & ATV units	$50,088,000	$75,190,000
Parts, garments & accessories	19,282,000	18,687,000
Total net sales	69,370,000	93,877,000
Cost of goods sold
Snowmobile & ATV units	50,342,000	69,479,000
Parts, garments & accessories	11,480,000	11,521,000
Total cost of goods sold	61,822,000	81,000,000
Gross profit	7,548,000	12,877,000

Operating expenses
Selling & marketing	6,422,000	8,884,000
Research & development	3,170,000	4,680,000
General & administrative	6,634,000	7,467,000
Total operating expenses	16,226,000	21,031,000
Operating loss	(8,678,000)	(8,154,000)

Other income (expense)
Interest income	4,000	72,000
Interest expense	(72,000)	(204,000)
Total other income (expense)	(68,000)	(132,000)
Loss before income taxes	(8,746,000)	(8,286,000)
Income tax benefit	(2,799,000)	(1,323,000)
Net loss	$(5,947,000)	$(6,963,000)

Net loss per share:
Basic	$(0.33)	$(0.39)
Diluted	$(0.33)	$(0.39)
Weighted Average shares outstanding
Basic	18,197,000	18,019,000
Diluted	18,197,000	18,019,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,947,000)	$(6,963,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,000,000	5,359,000
Deferred income taxes	(4,012,000)	(25,000)
Stock based compensation expense	417,000	473,000
Changes in operating assets and liabilities:
Trading securities	131,000	24,840,000
Accounts receivable	(2,723,000)	(5,944,000)
Inventories	(5,179,000)	(28,905,000)
Prepaid expenses	(1,700,000)	(1,123,000)
Accounts payable	12,111,000	(8,453,000)
Accrued expenses	(1,859,000)	(1,799,000)
Income taxes	(1,194,000)	3,843,000
Net cash used in operating activities	(3,567,000)	(18,697,000)

Cash flows from investing activities:
Purchase of property and equipment	(1,040,000)	(2,658,000)
Net cash used in investing activities	(1,040,000)	(2,658,000)
Cash flows from financing activities:
Checks written in excess of bank balance	2,009,000	6,233,000
Proceeds from short-term borrowings	19,449,000	47,550,000
Payments on short-term borrowings	(19,449,000)	(35,450,000)
Dividends paid	—	(1,265,000)
Net cash provided by financing activities	2,009,000	17,068,000
Effect of exchange rate changes on cash and equivalents	(813,000)	(146,000)
Net decrease in cash and equivalents	(3,411,000)	(4,433,000)
Cash and equivalents at the beginning of period	11,244,000	10,057,000
Cash and equivalents at the end of period	$7,833,000	$5,624,000
Supplemental disclosure of cash payments for income taxes	$108,000	$232,000
Supplemental disclosure of cash payment for interest	$44,000	$1,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009, the results of operations for the three month periods ended June 30, 2009 and 2008 and cash flows for the three month periods ended June 30, 2009 and 2008.  Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2009 is derived from the audited balance sheet as of that date.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses.  Actual results could differ from those estimates.

Certain fiscal 2009 amounts have been reclassified to conform with the fiscal 2010 financial statement presentation.  The reclassification had no effect on previously reported operating results.

NOTE B—STOCK BASED COMPENSATION

At June 30, 2009, the Company had stock based compensation plans, all previously approved by the shareholders. Stock options and awards granted under these plans generally vest ratably over one to three years of service, have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as such term is defined in the plans. At June 30, 2009, the Company had approximately 478,786 shares available for future grant under its stock option and award plans.

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payments,” which requires that the fair value of all share-based payment transactions, including stock options and awards, be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. At June 30, 2009, the Company had $1,917,000 of unrecognized compensation costs related to unvested stock options and awards that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended June 30, 2009 and 2008, the Company recorded compensation expense of $417,000 and $473,000, in accordance with SFAS 123(R), which has been included in general and administrative expenses. The Company’s total stock-based compensation related expense increased both the basic and diluted loss per share by $0.02 and $0.02 for the three months ended June 30, 2009 and 2008.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2009.

Assumptions:

Dividend Yield:  0%

Average Term:  5 years

Volatility:  32%

Risk free rate of return:  3.3%

Option transactions under the plans during the three months ended June 30, 2009 are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2009	2,465,229	$16.82
Granted	120,000	4.16
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2009	2,585,229	$16.23	6.01	$0
Exercisable at June 30, 2009	1,671,592	$18.55	5.07	$0

The aggregate intrinsic value is based on the Company’s June 30, 2009 common share market value for in-the-money options.

The following information applies to options outstanding at June 30, 2009.

Options Outstanding

Range of exercise prices	Number outstanding at period end	Weighted- average remaining contractual life	Weighted- average exercise price
$4.16- 6.11	125,907	4.71	$4.25
7.53-11.25	687,094	7.42	9.41
12.06-17.84	979,248	6.09	16.89
18.94-28.00	792,980	4.90	23.22
	2,585,229	6.01	$16.23

Options Exercisable

Range of exercise price	Number exercisable at period end	Weighted- average exercise price
$4.16- 6.11	5,907	$6.11
7.53-11.25	242,094	9.03
12.06-17.84	650,611	16.57
18.94-28.00	772,980	23.30
	1,671,592	$18.55

One of the Company’s stock option plans provides for grants of restricted common stock to key employees of the Company including the Chief Executive Officer and other senior executives of the Company.  The restricted common stock is valued based on the Company’s market value of common stock on the date of grant and expensed over the requisite service period which approximates two years.  At June 30, 2009, the Company had 289,500 shares of restricted common stock issued and outstanding under the plan.  The restricted shares have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

NOTE C-NET LOSS PER SHARE

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares.  The Company’s diluted net loss per share is computed by dividing the net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.  Options to purchase 2,585,229 and 1,856,228 shares of common stock with weighted average exercise prices of $16.23 and $19.29 were outstanding during the three months ended June 30, 2009 and 2008, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following:

	Three month Ended June 30,
	2009	2008
Number of common shares outstanding	18,197,000	18,019,000
Dilutive effect of option plan	—	—

Common and potential common shares outstanding-diluted	18,197,000	18,019,000

NOTE D-SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	June 30,	March 31,
	2009	2009

Trading securities	$38,000	$169,000

NOTE E-INVENTORIES

Inventories consist of the following:

	June 30,	March 31,
	2009	2009

Raw materials and sub-assemblies	$44,119,000	$29,421,000
Finished goods	50,552,000	59,048,000
Parts, garments and accessories	32,421,000	32,335,000

	$127,092,000	$120,804,000

NOTE F-LINE OF CREDIT

The Company had available a revolving line of credit with a bank for $60,000,000 at June 30, 2009.  The line of credit expires March 31, 2010.  Borrowings under the line of credit bear interest at one of the following rates selected by the Company: the floating rate, which is the sum of 3.75% and the greater of the bank’s base rate or the federal funds rate plus 0.50%, or the LIBOR rate set by the administrative agent for the line of credit.  As of June 30, 2009 the effective rate was 7.00%.  All borrowings are collateralized by accounts receivable, and inventory.  Borrowings from the line of credit were $0 and $12,100,000 at June 30, 2009 and 2008, respectively and the outstanding letters of credit balances were $6,707,000 and $14,401,000 at June 30, 2009 and 2008, respectively.  Borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items.  The Company was in compliance with the credit agreement as of June 30, 2009.

The line of credit has the following borrowing limits:

June 17, 2009 - July 31, 2009	$60,000,000
August 1, 2009 – August 31, 2009	55,000,000
September 1, 2009 – September 30, 2009	50,000,000
October 1, 2009 – October 31, 2009	45,000,000
November 1, 2009 – November 30, 2009	20,000,000
December 1, 2009 – March 31, 2010	15,000,000

NOTE G-ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	March 31,
	2009	2009

Marketing	$6,829,000	$6,171,000
Compensation	3,465,000	4,191,000
Warranties	14,084,000	15,702,000
Insurance	7,125,000	7,084,000
Other	2,355,000	2,473,000
	$33,858,000	$35,621,000

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

	2009	2008

Balance at beginning of period	$15,702,000	$16,494,000
Warranty provision	1,022,000	1,890,000
Warranty claim payments	(2,640,000)	(2,109,000)
Balance at end of period	$14,084,000	$16,275,000

NOTE I—SHAREHOLDERS’ EQUITY

Share Repurchase

In January 2008, the Company’s Board of Director’s approved a $10,000,000 share repurchase program. During the three months ended June 30, 2009 and 2008, the Company did not repurchase and cancel any shares, as authorized by the Board of Directors. At June 30, 2009, authorization to repurchase up to $10,000,000 or approximately 2,475,000 shares, remains outstanding.

Additional Paid-in-Capital

During the three months ended June 30, 2009 and 2008, additional paid-in-capital increases of $417,000 and $473,000 were recorded from the expensing of stock based compensation under SFAS 123(R).

Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss), net of taxes, during the following periods were as follows:

	Three months ended June 30,
	2009	2008
Total Accumulated Other Comprehensive Income (Loss)	$(512,000)	$4,768,000
Balance at beginning of period
Unrealized gain (loss) on derivative instruments, net of tax	737,000	(133,000)
Foreign currency translation Adjustment	738,000	136,000
Balance at end of period	$963,000	$4,771,000

Other comprehensive income (loss) was as follows:

	Three months ended June 30,
	2009	2008
Net Loss	$(5,947,000)	$(6,963,000)
Unrealized gain (loss) on derivative instruments, net of tax	737,000	(133,000)
Foreign currency translation adjustment	738,000	136,000
Total Other Comprehensive Loss	$(4,472,000)	$(6,960,000)

Note J—COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At June 30, 2009, the Company’s contingent maximum repurchase obligation was approximately $37,504,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).  FSP FAS 107-1 requires interim reporting period disclosure about the fair value of financial instruments, effective for interim reporting periods ending after June 15, 2009.  The Company has adopted the disclosure requirements of FSP 107-1.  Due to their nature, the carrying value of cash, receivables, payables and debt obligations approximates fair value.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events.”  Statement No. 165 incorporates guidance into accounting literature that was previously addressed only in auditing standards.  The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”.  Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”.  It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.  Statement No. 165 is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted this new standard.  Subsequent events have been evaluated through August 10, 2009, the date of issuance of these financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  Statement No. 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Statement No. 168 is effective for interim and annual periods ending after September 15, 2009.  The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the fiscal period ending September 30, 2009.  This will not have an impact on the consolidated results of the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires increased disclosure about the Company’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.  Certain disclosures are also required with respect to derivative features that are credit-risk related.  SFAS No. 161 became effective for the Company as of January 1, 2009 on a prospective basis.  The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired company and the goodwill acquired.  SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141(R) did not have any significant impact on the Company’s accounting treatment for business combinations on a prospective basis beginning in the period it was adopted.

NOTE L — CASH AND EQUIVALENTS

The Company includes checks issued but not presented for payment in cash and cash equivalents as a reduction of other cash balances unless checks written are in excess of the bank balance.  As of June 30, 2009 and 2008, checks written in excess of bank balances were $2,009,000 and $6,233,000 and classified as accounts payable on the balance sheet and a financing activity on the statement of cash flow.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arctic Cat Inc. (the “Company”) designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (“ATVs”) under the Arctic Cat brand name, as well as related parts, garments and accessories (“PG&A”) principally through its facilities in Thief River Falls, Minnesota.  The Company markets its products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, the Middle East, Asia, and other international markets. The Arctic Cat brand name has existed for more than 45 years and is among the most widely recognized and respected names in the snowmobile industry.  The Company trades on the NASDAQ Global Select Market under the symbol “ACAT.”

Executive Overview

The following discussion pertains to the results of operations and financial position of the Company for the quarter ended June 30, 2009.  Due to the seasonality of the snowmobile, ATV and PG&A businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

For the first quarter ended June 30, 2009 the Company reported net sales of $69.4 million, a net loss of $5.9 million and a loss per share of $0.33 compared to June 30, 2008 quarterly net sales of $93.9 million, a net loss of $7.0 million and a loss per share of $0.39.  Lower operating expenses and an increased tax benefit contributed to a narrower loss for the quarter.

Overall demand for recreational products remains weak, due to the continued difficult global economic conditions, higher unemployment, historically low consumer confidence and the continued credit crisis. As a result, recreational product retail sales declined further in the first quarter ended June 30, 2009. Retail sales of the Company’s ATVs fared somewhat better than the industry as a whole for the first quarter. However, because of the weak retail environment, the Company expects significantly lower ATV and snowmobile sales to our dealers as it aligns dealer inventories to better match consumer demand. Given this situation, the Company has implemented several profitability initiatives aimed at improving our margins and, reducing operating expenses to achieve improved operating results this fiscal year on lower sales.

Results of Operations

 Product Line Sales for the Quarter Ended June 30

($ in thousands)	2009	Percent of Total Sales	2008	Percent of Total Sales	Percent Change 2009 vs. 2008
ATV	$32,171	46%	$53,774	57%	(40)%
Snowmobile	17,917	26%	21,416	23%	(16)%
Parts, garments & accessories	19,282	28%	18,687	20%	3%
Net Sales	$69,370	100%	$93,877	100%	(26)%

Product Line Sales

During the first quarter of fiscal 2010, net sales decreased 26% to $69.4 million from $93.9 million in the first quarter of fiscal 2009. ATV unit volume decreased 51%, snowmobile unit volume decreased 37% and parts, garments and accessories sales increased $595,000.  ATV and snowmobile unit volume decreased primarily due to declining industrywide ATV and snowmobile retail sales and planned reductions in production.  PG&A sales increases during the first quarter of fiscal 2010 were primarily due to the timing of preseason snowmobile parts and accessory shipments and are not indicative of PG&A sales for the full fiscal year.

Cost of Goods Sold for the Quarter Ended June 30

($ in thousands)	2009	Percent of Total Sales	2008	Percent of Total Sales	Percent Change 2009 vs. 2008
Snowmobiles & ATV units	$50,342	72.6%	$69,479	74.0%	(27.5)%
Parts, garments & accessories	$11,480	16.5%	$11,521	12.3%	(0.4)%
Total Cost of Goods Sold	$61,822	89.1%	$81,000	86.3%	(23.7)%

Cost of Goods Sold

During the first quarter of fiscal 2010 cost of sales decreased 23.7% to $61.8 million from $81.0 million for the first quarter of fiscal 2009.  Fiscal 2010 snowmobile and ATV unit cost of sales decreased 27.5% to $50.3 million from $69.5 million in line with decreases in unit sales during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  The first quarter of fiscal 2010 cost of sales for PG&A were essentially flat at $11.5 million compared to $11.5 million for fiscal 2009, in line with flat sales.

Gross Profit for the Quarter Ended June 30,

($ in thousands)	2009	2008	Change 2009 vs. 2008
Gross Profit Dollars	$7,548	$12,877	(41)%
Percentage of Sales	10.9%	13.7%	(3)%

Gross Profit

Gross profit decreased 41% to $7.5 million in the first quarter of fiscal 2010 from $12.9 million in the first quarter of fiscal 2009. The gross profit percentage for the first quarter of fiscal 2009 decreased to 10.9% versus 13.7% in 2009. The decrease in the 2010 gross profit percentage was primarily due to lower ATV and snowmobile volumes and were offset partially by increased PG&A sales.

Operating Expenses for the Quarter Ended June 30,

($ in thousands)	2009	2008	Change 2009 vs 2008
Selling and Marketing	$6,422	$8,884	(28)%
Research & Development	3,170	4,680	(32)%
General & Administrative	6,634	7,467	(11)%
Total Operating Expenses	$16,226	$21,031	(23)%
Percentage of Sales	23.4%	22.4%

Operating Expenses

Selling and Marketing expenses decreased 28% to $6.4 million in the first quarter of fiscal 2010 from $ 8.9 million in the first quarter of fiscal 2009, primarily due to lower advertising expenses.  Research and Development expenses decreased 32% to $3.2 million in the first quarter of fiscal 2010 compared to $4.7 million in the first quarter of fiscal 2009 due primarily to lower compensation and development expenses.  General and Administrative expenses decreased 11% to $6.6 million in the first quarter of fiscal 2010 from $7.5 million in the first quarter of fiscal 2009 due primarily to decreased operating costs of the European subsidiary partially offset by increased bank fees.

Other Income / Expense

Interest income decreased 94.4% to $4,000 in the first quarter of fiscal 2010 from $72,000 in the first quarter of fiscal 2009. Interest expense decreased 64.9% to $72,000 in the first quarter of fiscal 2010 from $204,000 in the first quarter of fiscal 2009. Interest income was primarily affected by the lower cash levels at the beginning of the fiscal year compared to last year.  Interest expense was affected by lower borrowing levels in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily due to reduced inventory levels in the first quarter of fiscal 2010 and the Company’s efforts to conserve cash.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and spring ATV production cycles begin.  The increase in the Company’s inventory and receivable balances as of June 30, 2009 compared to March 31, 2009 is due to the seasonality of the Company’s snowmobile and ATV business.  Inventory was $127.1 million at June 30, 2009 compared to $156.2 at June 30, 2008 and $120.8 million on March 31, 2009.  Accounts receivable was $42.6 million at June 30, 2009 compared to $45.4 million at June 30, 2008.  The decrease in accounts receivable is due to decreased ATV and snowmobile sales.  The accounts receivable balance at March 31, 2009 was $ 38.2 million.  During the three months ended June 30, 2009 and 2008, the Company had no repurchases of its common shares.  Cash and short-term investments were $7,871,000 and $5,790,000 at June 30, 2009 and 2008, respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

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

Line of Credit

The Company has operated this year under a secured credit agreement with a bank for the issuance of up to $60,000,000 of documentary and stand-by letters of credit and for working capital.   The scheduled decreases in the working capital borrowing limits are in line with the Company’s bank line needs (see Note F).  This agreement will expire March 31, 2010, by which time the Company expects to have a new credit facility in place.  The Company was in compliance with the credit agreement as of June 30, 2009.

Significant Accounting Policies

See the Company’s most recent Annual Report on Form 10-K for the year ended March 31, 2009 for a discussion of its critical accounting policies.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).  FSP FAS 107-1 requires interim reporting period disclosure about the fair value of financial instruments, effective for interim reporting periods ending after June 15, 2009.  The Company has adopted the disclosure requirements of FSP 107-1.  Due to their nature, the carrying value of cash, receivables, payables and debt obligations approximates fair value.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events.” Statement No. 165 incorporates guidance into accounting literature that was previously addressed only in auditing standards.  The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”.  Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”.  It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.  Statement No. 165 is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted this new standard.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  Statement No. 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Statement No. 168 is effective for interim and annual periods ending after September 15, 2009.  The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the fiscal period ending September 30, 2009.  This will not have an impact on the consolidated results of the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133,” which requires increased disclosure about the Company’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.  Certain disclosures are also required with respect to derivative features that are credit-risk related.  SFAS No. 161 became effective for the Company as of January 1, 2009 on a prospective basis.  The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired Company and the goodwill acquired.  SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141(R) did not have any significant impact on the Company’s accounting treatment for business combinations on a prospective basis beginning in the period it was adopted.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements.  This Quarterly Report on Form 10-Q contains forward-looking statements that reflect the Company’s current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” and other expressions that indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix and volume; competitive pressure on sales, pricing and sales incentives; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines from Suzuki; interruption of dealer floor plan financing; warranty expenses and product recalls; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of reserves or insured amounts; environmental and product safety regulatory activity; effects of the weather; general economic conditions and political changes, interest rate changes and consumer demand and confidence. The Company does not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2009. As of June 30, 2009, the Company had no Japanese yen denominated cash flow hedges.

Information regarding inflation, foreign currency exchange rates and interest rates, is discussed within “Quantitative and Qualitative Disclosures About Market Risk — Inflation, Foreign Exchange Rates and Interest Rates” and Footnote A to the Financial Statements in the 2009 Annual Report on Form 10-K.  Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and is not deemed to be significant.

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

There were no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit
Number	Description
3 (a)	Amended and Restated Articles of Incorporation of Company	(1)

3 (b)	Restated By-Laws of the Company	(2)

4 (a)	Form of Specimen Common Stock Certificate	(2)

4 (b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(3)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(4)

31.2	CFO Certification pursuant section 302 of the Sarbanes-Oxley Act of 2002	(4)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(4)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(4)

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(2)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984), as amended by Current Report on Form 8-K filed December 13, 2007.
(3)	Incorporated by reference to Exhibit 1 to the Company’s Registration on Form 8-A filed with the SEC on September 20, 2001.
(4)	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date:	August 10, 2009	By	/s/ Christopher A. Twomey

Christopher A. Twomey
Chief Executive Officer

Date:	August 10, 2009	By	/s/ Timothy C. Delmore

Timothy C. Delmore
Chief Financial Officer