Form 10-Q
period 2009-09-30
ARCTIC CAT INC
filed 2009-11-09
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009

or

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

Yes  ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐      No ☒

At November 6, 2009, 12,125,985 shares of Common Stock and 6,102,000 shares of Class B Common Stock of the registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	March 31,
	2009	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,122,000	$11,244,000
Short-term investments	38,000	169,000
Accounts receivable, less allowances	68,286,000	38,231,000
Inventories	133,605,000	120,804,000
Prepaid expenses	5,158,000	4,572,000
Income taxes receivable	—	352,000
Deferred income taxes	16,378,000	14,224,000
Total current assets	234,587,000	189,596,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	182,598,000	180,304,000
Land, buildings and improvements	28,898,000	28,877,000
	211,496,000	209,181,000
Less accumulated depreciation	161,057,000	149,684,000
	50,439,000	59,497,000

OTHER ASSETS
Intangibles and other assets	2,073,000	2,072,000

	$287,099,000	$251,165,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$60,481,000	$44,451,000
Accrued expenses	37,082,000	35,621,000
Income taxes payable	6,436,000	—
Total current liabilities	103,999,000	80,072,000

DEFERRED INCOME TAXES	5,674,000	6,245,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY	—	—
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 12,125,985 at September 30, 2009; 11,987,485 at March 31, 2009	121,000	120,000

Class B common stock, par value $.01; 7,560,000 shares authorized; issued, and outstanding, 6,102,000 at September 30, 2009 and at March 31, 2009.	61,000	61,000
Additional paid in capital	4,328,000	2,568,000
Accumulated other comprehensive income (loss)	1,472,000	(512,000)
Retained earnings	171,444,000	162,611,000
Total Shareholders’ equity	177,426,000	164,848,000

	$287,099,000	$251,165,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

Net Sales
Snowmobile & ATV units	$137,466,000	$170,025,000	$187,554,000	$245,216,000
Parts, garments & accessories	28,834,000	34,289,000	48,116,000	52,975,000
Total net sales	166,300,000	204,314,000	235,670,000	298,191,000
Cost of goods sold
Snowmobile & ATV units	103,748,000	135,180,000	154,090,000	204,659,000
Parts, garments & accessories	17,341,000	22,012,000	28,821,000	33,533,000
Total cost of goods sold	121,089,000	157,192,000	182,911,000	238,192,000
Gross profit	45,211,000	47,122,000	52,759,000	59,999,000

Operating expenses
Selling and marketing	9,619,000	13,506,000	16,041,000	22,390,000
Research and development	3,028,000	4,249,000	6,198,000	8,929,000
General and administrative	10,652,000	8,847,000	17,286,000	16,314,000
Total operating expenses	23,299,000	26,602,000	39,525,000	47,633,000

Operating Profit	21,912,000	20,520,000	13,234,000	12,366,000

Other income (expense)
Interest income	—	27,000	4,000	99,000
Interest expense	(175,000)	(414,000)	(247,000)	(618,000)
Total other income (expense)	(175,000)	(387,000)	(243,000)	(519,000)
Earnings before income taxes	21,737,000	20,133,000	12,991,000	11,847,000
Income tax expense	6,957,000	3,218,000	4,158,000	1,895,000
Net income	$14,780,000	$16,915,000	$8,833,000	$9,952,000

Net earnings per share
Basic	$0.81	$0.94	$0.49	$0.55
Diluted	$0.81	$0.93	$0.48	$0.55

Weighted average shares outstanding
Basic	18,227,000	18,078,000	18,212,000	18,049,000
Diluted	18,252,000	18,091,000	18,225,000	18,056,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$8,833,000	$9,952,000
Adjustments to reconcile net earnings to net cash provided by (used) in operating activities:
Depreciation and amortization	11,286,000	13,921,000
Loss on disposal of fixed assets	—	98,000
Deferred income taxes	(2,726,000)	(2,187,000)
Stock based compensation expense	1,760,000	1,874,000
Changes in operating assets and liabilities:
Trading securities	131,000	24,838,000
Accounts receivable	(29,268,000)	(40,231,000)
Inventories	(10,964,000)	(47,149,000)
Prepaid expenses	(548,000)	688,000
Accounts payable	15,182,000	12,253,000
Accrued expenses	1,303,000	5,680,000
Income taxes	6,873,000	9,031,000
Net cash provided by (used in) operating activities	1,862,000	(11,232,000)

Cash flows from investing activities:
Purchase of property and equipment	(2,082,000)	(6,432,000)

Net cash used in investing activities	(2,082,000)	(6,432,000)
Cash flows from financing activities:
Checks written in excess of bank balance	590,000	1,639,000
Proceeds from short-term borrowings	73,429,000	122,210,000
Payments on short-term borrowings	(73,429,000)	(107,400,000)
Dividends paid	—	(2,530,000)
Net cash provided by financing activities	590,000	13,919,000
Effect of exchange rate changes on cash and cash equivalents	(492,000)	(2,747,000)
Net decrease in cash and equivalents	(122,000)	(6,492,000)
Cash and cash equivalents at the beginning of period	11,244,000	10,057,000
Cash and cash equivalents at the end of period	$11,122,000	$3,565,000
Supplemental disclosure of cash payments for income taxes	$167,000	$365,000
Supplemental disclosure of cash payment for interest	$236,000	$96,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009, the results of operations for the three months and six month periods ended September 30, 2009 and 2008 and cash flows for the six month periods ended September 30, 2009 and 2008.  Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2009 is derived from the audited balance sheet as of that date.

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

NOTE B–STOCK BASED COMPENSATION

At September 30, 2009, the Company had stock based compensation plans, all previously approved by the shareholders. Stock options, stock appreciation rights and awards granted under these plans generally vest ratably over one to three years of service, have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as such term is defined in the plans. At September 30, 2009, the Company had approximately 3,775,186 shares available for future grant under its stock option and award plans.

The Company accounts for stock based compensation in accordance with ASC Topic No. 718 (“ASC 718”), which requires that the fair value of all share-based payment transactions, including stock options and awards, be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. At September 30, 2009, the Company had $1,912,000 of unrecognized compensation costs related to unvested stock options and awards that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended September 30, 2009 and 2008, the Company recorded compensation expense of $1,344,000 and $1,400,000, and for the six months ended September 30, 2009 and 2008, the Company recorded compensation expense of $1,760,000 and $1,874,000 in accordance with ASC 718, which has been included in selling, general and administrative expenses. The Company’s total stock-based compensation related expense decreased both the basic and diluted earnings per share by $0.05 and $0.07 for the three months ended September 30, 2009 and 2008, and by $0.07 and $0.09 for the six month ended September 30, 2009 and 2008.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options granted during the six months ended September 30, 2009.

Assumptions:

Dividend Yield:  0%

Average Term: 5 years

Volatility: 32%

Risk free rate of return: 3.3%

Option transactions under the plans during the six months ended September 30, 2009 are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2009	2,465,229	$16.82
Granted	605,600	5.85
Cancelled	(13,000)	25.74
Outstanding at September 30, 2009	3,057,829	$14.61	6.51	$739,000
Exercisable at September 30, 2009	2,080,583	$17.42	5.52	$58,000

The aggregate intrinsic value is based on the Company’s September 30, 2009 common share market value for in-the-money options.

The following information applies to options outstanding at September 30, 2009.

Options Outstanding

Range of exercise prices	Number outstanding at period end	Weighted- average remaining contractual life	Weighted- average exercise price
$4.16- 6.11	125,907	6.03	$4.28
7.53-11.25	1,172,694	8.26	8.11
12.06-17.84	979,248	5.83	16.89
18.94-28.00	779,980	4.80	23.18
	3,057,829	6.51	$14.61

Options Exercisable

Range of exercise prices	Number exercisable at period end	Weighted- average exercise price
$4.16- 6.11	5,907	$6.11
7.53-11.25	456,431	8.82
12.06-17.84	848,265	16.86
18.94-28.00	769,980	23.22
	2,080,583	$17.42

The Company’s stock option plan provides for grants of restricted common stock to executives and key employees of the Company.  The restricted common stock is valued based on the Company’s market value of common stock on the date of grant and expensed over the requisite service period which approximates two years.  At September 30, 2009, the Company had 292,500 shares of restricted common stock issued and outstanding under the plan.  The restricted shares have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

NOTE C-NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing the net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.  Options to purchase 2,931,922 and 2,368,032 shares of common stock with weighted average exercise prices of $15.05 and $17.20 were outstanding during the three months ended September 30, 2009 and 2008, and options to purchase 2,758,576 and 2,112,130 shares of common stock with weighted average exercise prices of $15.60 and $18.12 were outstanding during the six months ended September 30, 2009 and 2008, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Number of common shares outstanding	18,227,000	18,078,000	18,212,000	18,049,000
Dilutive effect of option plan	25,000	13,000	13,000	7,000
Common and potential common shares outstanding-diluted	18,252,000	18,091,000	18,225,000	18,056,000

NOTE D-SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	September 30,	March 31,
	2009	2009

Trading securities	$38,000	$169,000

NOTE E-INVENTORIES

Inventories consist of the following:

	September 30,	March 31,
	2009	2009

Raw materials and sub-assemblies	$42,027,000	$29,421,000
Finished goods	57,799,000	59,048,000
Parts, garments and accessories	33,779,000	32,335,000
	$133,605,000	$120,804,000

NOTE F-LINE OF CREDIT

The Company had available a revolving line of credit with a bank for $50,000,000 at September 30, 2009.  The line of credit expires March 31, 2010.  Borrowings under the line of credit bear interest at one of the following rates selected by the Company: the floating rate, which is the sum of 3.75% and the greater of the bank’s base rate or the federal funds rate plus 0.50%, or the LIBOR rate set by the administrative agent for the line of credit.  As of September 30, 2009, the effective rate was 7.00%.  All borrowings are collateralized by substantially all of the Company’s assets including accounts receivable and inventory.  Borrowings from the line of credit were $0 and $14,810,000 at September 30, 2009 and 2008, respectively and the outstanding letters of credit balances were $5,026,000 and $12,807,000 at September 30, 2009 and 2008, respectively.  Borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items.  The Company was in compliance with the terms of the credit agreement as of September 30, 2009.

The line of credit has the following borrowing limits:

June 17, 2009 - July 31, 2009	$60,000,000
August 1, 2009 – August 31, 2009	55,000,000
September 1, 2009 – September 30, 2009	50,000,000
October 1, 2009 – October 31, 2009	45,000,000
November 1, 2009 – November 30, 2009	20,000,000
December 1, 2009 – March 31, 2010	15,000,000

NOTE G-ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	March 31,
	2009	2009

Marketing	$8,152,000	$6,171,000
Compensation	3,914,000	4,191,000
Warranties	15,385,000	15,702,000
Insurance	6,812,000	7,084,000
Other	2,819,000	2,473,000
	$37,082,000	$35,621,000

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

	2009	2008

Balance at beginning of period	$15,702,000	$16,494,000
Warranty provision	4,359,000	5,829,000
Warranty claim payments	(4,676,000)	(4,033,000)
Balance at end of period	$15,385,000	$18,290,000

NOTE I—SHAREHOLDERS’ EQUITY

Share Repurchase

In January 2008, the Company’s Board of Director’s approved a $10,000,000 share repurchase program. During the six months ended September 30, 2009 and 2008, the Company did not repurchase and cancel any shares, as authorized by the Board of Directors. At September 30, 2009, authorization to repurchase up to $10,000,000 or approximately 1,416,000 shares, remains outstanding.

Additional Paid-in-Capital

During the six months ended September 30, 2009 and 2008, additional paid-in-capital increases of $1,760,000 and $1,874,000 were recorded from the expensing of stock based compensation under ASC 718.

Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss), net of taxes, during the following periods were as follows:

	Six Months Ended September 30,
	2009	2008
Total Accumulated Other Comprehensive Income (Loss)	$(512,000)	$4,768,000
Balance at beginning of period
Unrealized gain (loss) on derivative instruments, net of tax	—	(133,000)
Foreign currency translation Adjustment	1,984,000	(5,420,000)
Balance at end of period	$1,472,000	$(785,000)

Other comprehensive income (loss) was as follows:

	Six Months Ended September 30,
	2009	2008
Net Earnings	$8,833,000	$9,952,000
Unrealized gain (loss) on derivative instruments, net of tax	—	(133,000)
Foreign currency translation adjustment	1,984,000	(5,420,000)
Total Other Comprehensive Income	$10,817,000	$4,399,000

Note J—COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers and distributors with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products originally sold to its dealers. At September 30, 2009, the Company’s contingent maximum repurchase obligation was approximately $37,852,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

The Company announced on October 20, 2009 that it has entered into an agreement for GE Capital, Commercial Distribution Finance to become the exclusive provider of floorplan financing for the Company’s U.S. dealers. The new multi-year financing program will replace the Company’s current financing agreement with Textron Financial Corporation, which had previously announced its intent to exit the dealer floorplan business. The new financing program is expected to begin December 1, 2009.

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

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued ASC Topic No. 825, “Financial Instruments” (“ASC 825”), that requires interim reporting period disclosure about the fair value of financial instruments, effective for interim reporting periods ending after June 15, 2009.  The Company has adopted the disclosure requirements of ASC 825.  Due to their nature, the carrying value of cash, receivables, payables and debt obligations approximates fair value.

In May 2009, the FASB issued ASC Topic No. 855, “Subsequent Events” (“ASC 855”), that incorporates guidance into accounting literature that was previously addressed only in auditing standards.  The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events.”  Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events.”  It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted this new standard.  Subsequent events have been evaluated through November 9, 2009 and the date of issuance of these financial statements.

In June 2009, the FASB issued ASC Topic No. 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASC 105”), that replaced FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  ASC 015 is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the new Codification when referring to GAAP in this Quarterly Report on Form 10-Q for the fiscal period ending September 30, 2009.  This did not have an impact on the consolidated results of the Company.

In March 2008, the FASB issued ASC Topic No. 815, “Derivatives and Hedging” (“ASC 815”), which requires increased disclosure about the Company’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for under ASC 815, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.  Certain disclosures are also required with respect to derivative features that are credit-risk related.  ASC 815 became effective for the

Company as of January 1, 2009 on a prospective basis.  The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued ASC Topic 805, “Business Combinations” (“ASC 805”), that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired company and the goodwill acquired.  ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  ASC 805 was effective for fiscal years beginning after December 15, 2008.  The adoption of ASC 805 did not have any significant impact on the Company’s accounting treatment for business combinations on a prospective basis beginning in the period it was adopted.

NOTE L — CASH AND CASH EQUIVALENTS

The Company includes checks issued but not presented for payment in cash and cash equivalents as a reduction of other cash balances unless checks written are in excess of the bank balance.  As of September 30, 2009 and 2008, checks written in excess of bank balances were $590,000 and $1,639,000 and classified as accounts payable on the balance sheet and a financing activity on the statement of cash flow.

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

Executive Overview

The following discussion pertains to the results of operations and financial position of the Company for the quarter and the six month period ended September 30, 2009.  Due to the seasonality of the snowmobile, ATV and PG&A businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

For the second quarter ended September 30, 2009 the Company reported net sales of $166.3 million, net earnings of $14.8 million and earnings per share of $0.81 compared to September 30, 2008 quarterly net sales of $204.3 million, net earnings of $16.9 million and earnings per share of $0.93.  Lower operating expenses for the quarter drove a 7% increase in operating profits to $21.9 million from $20.5 million.  For the six month period ended September 30, 2009, the Company reported net sales of $235.7 million, net earnings of $8.8 million and earnings per share of $0.48 compared to net sales of $298.2 million, net earnings of $10.0 million and earnings per share of $0.55 for the same period last year.

Overall demand for recreational products remains weak, due to the continued difficult global economic conditions, higher unemployment, and historically low consumer confidence. As a result, recreational product retail sales declined further in the fiscal 2010 September quarter. Retail sales of the Company’s ATVs and snowmobiles fared somewhat better than the industry as a whole for the quarter. However, because of the weak retail environment, the Company expects significantly lower ATV and snowmobile sales to its dealers as it aligns dealer inventories to better match consumer demand. Given this situation, the Company has implemented several profitability initiatives aimed at improving our margins and, reducing operating expenses to achieve improved operating results this fiscal year on lower sales.

Results of Operations

Product Line Sales

	Three Months Ended September 30,					Six Months Ended September 30,
($ in millions)	2009	Percent Of Total Sales	2008	Percent Of Total Sales	Percent Change 2009 vs 2008	2009	Percent Of Total Sales	2008	Percent Of Total Sales	Percent Change 2009 vs 2008
ATV	$51.7	31%	$71.6	35%	(28)%	$83.9	36%	$125.4	42%	(33)%
Snowmobile	85.8	52%	98.4	48%	(13)%	103.7	44%	119.8	40%	(13)%
Parts, garments & accessories	28.8	17%	34.3	17%	(16)%	48.1	20%	53.0	18%	(9)%
Net Sales	$166.3	100%	$204.3	100%	(19)%	$235.7	100%	$298.2	100%	(21)%

During the fiscal 2010 second quarter, net sales decreased 19% to $166.3 million from $204.3 million in the fiscal 2009 second quarter. ATV unit volume decreased 35%, snowmobile unit volume decreased 26% and PG&A sales decreased $5.5 million.  ATV and snowmobile unit volume decreased primarily due to planned reductions in production as the Company better matches dealer inventory with retail demand. PG&A sales decreases during the second quarter of fiscal 2010 were primarily due to the timing of preseason snowmobile parts and ATV accessory shipments and are not indicative of PG&A sales for the full fiscal year.  Net sales for the six months ended September 30, 2009, decreased 21% to $235.7 million from $298.2 million for the same period in the fiscal 2009. ATV unit volume decreased 42%, snowmobile unit volume decreased 29% and PG&A sales decreased $4.9 million during the first six months of fiscal 2010 as compared to the same period in fiscal 2009.  ATV and snowmobile unit volume again decreased primarily due to planned reductions in production as the Company better matches dealer inventory with retail demand.  PG&A sales decreases during the first six months of fiscal 2010 were primarily related to declining ATV and snowmobile retail sales.

Cost of Goods Sold

	Three Months Ended September 30,					Six Months Ended September 30,
($ in millions)	2009	Percent Of Total Sales	2008	Percent Of Total Sales	Percent Change 2009 vs 2008	2009	Percent Of Total Sales	2008	Percent Of Total Sales	Percent Change 2009 vs 2008
Snowmobile & ATV units	$103.8	62.4%	$135.2	66.2%	(23.3)%	$154.1	65.4%	$204.7	68.6%	(24.7)%
Parts, garments & accessories	17.3	10.4%	22.0	10.8%	(21.2)%	28.8	12.2%	33.5	11.2%	(14.1)%
Total Cost of Goods Sold	$121.1	72.8%	$157.2	76.9%	(23.0)%	$182.9	77.6%	$238.2	79.9%	(23.2)%

During the second quarter of fiscal 2010, cost of sales decreased 23.0% to $121.1 million from $157.2 million for the second quarter of fiscal 2009.  Fiscal 2010 snowmobile and ATV unit cost of sales decreased 23.3% to $103.8 million from $135.2 million due to a 19% decrease in net sales from units during the quarter compared to the second quarter of fiscal 2009.  The second quarter of fiscal 2010 cost of sales for PG&A decreased to $17.3 million compared to $22.0 million for fiscal 2009 in line with decreased sales.  During the first six months of fiscal 2010 cost of sales decreased 23.2% to $182.9 million from $238.2 million for the first six months of fiscal 2009.  Fiscal 2010 snowmobile and ATV unit cost of sales for the first six months decreased 24.7% to $154.1 million from $204.7 million due to a 24% decrease in net sales from units during the period compared to the same period of fiscal 2009.  The first six months of fiscal 2010 cost of sales for PG&A decreased to $28.8 million compared to $33.5 million for fiscal 2009, in line with decreased sales.

Gross Profit

	Three Months Ended September 30,			Six Months Ended September 30,
($ in millions)	2009	2008	Percent Change 2009 vs 2008	2009	2008	Percent Change 2009 vs 2008
Gross Profit Dollars	$45.2	$47.1	4.1%	$52.8	$60.0	(12)%
Percentage of Sales	27.2%	23.1%	4.1%	22.4%	20.1%	2%

Gross profit decreased 4.1% to $45.2 million in the second quarter of fiscal 2010 from $47.1 million in the second quarter of fiscal 2009. The gross profit percentage for the second quarter of fiscal 2009 increased to 27.2% versus 23.1% in 2009.  Gross profit decreased 12% to $52.8 million in the first six months of fiscal 2010 from $60.0 million in the same period of fiscal 2009. The gross profit percentage for the first six months of fiscal 2009 increased to 22.4% versus 20.1% in 2009. The increase in the quarterly and year-to-date 2010 gross profit percentages were primarily due to higher margins for all product lines as a result of product cost reductions, price increases, favorable currency exchange rates, rescaled production activities and lower snowmobile sales incentives.

Operating Expenses

	Three Months Ended September 30,			Six Months Ended September 30,
(in millions)	2009	2008	Percent Change 2009 vs 2008	2009	2008	Percent Change 2009 vs 2008

Selling and Marketing	$9.6	$13.5	(29)%	$16.0	$22.4	(28)%
Research & Development	3.0	4.3	(29)%	6.2	8.9	(31)%
General & Administrative	10.7	8.8	20%	17.3	16.3	6%
Total Operating Expenses	$23.3	$26.6	(12)%	$39.5	$47.6	(17)%
Percentage of Sales	14.0%	13.0%		16.8%	16.0%

Selling and Marketing expenses decreased 29% to $9.6 million in the second quarter of fiscal 2010 from $13.5 million in the second quarter of fiscal 2009, primarily due to lower advertising expenses.  Research and Development expenses decreased 29% to $3.0 million in the second quarter of fiscal 2010 compared to $4.2 million in the second quarter of fiscal 2009 due primarily to lower compensation and development expenses.  General and Administrative expenses increased 20% to $10.7 million in the second quarter of fiscal 2010 from $8.8 million in the second quarter of fiscal 2009 due primarily to increased operating costs of the Company’s European subsidiary and increased Canadian hedge costs.  Selling and Marketing expenses decreased 28% to $16.0 million in the first six months of fiscal 2010 from $22.4 million in the same period of fiscal 2009, primarily due to lower advertising expenses.  Research and Development expenses decreased 31% to $6.2 million in the first six months of fiscal 2010 compared to $8.9 million in the same period of fiscal 2009 due primarily to lower compensation and development expenses.  General and Administrative expenses increased 6% to $17.3 million in the first six months of fiscal 2010 from $16.3 million in the same period of fiscal 2009, primarily due to increased Canadian hedge costs.

Other Income / Expense

The Company had no interest income in the second quarter of fiscal 2010 compared to $27,000 in the second quarter of fiscal 2009. Interest expense decreased to $175,000 in the second quarter of fiscal 2010 from $414,000 in the second quarter of fiscal 2009.   Interest income decreased to $4,000 in the first six months of fiscal 2010 from $99,000 in the same period of fiscal 2009. Interest expense decreased to $247,000 in the first six months of fiscal 2010 from $618,000 in the same period of fiscal 2009. Interest income was primarily affected by the lower cash levels at the beginning of the fiscal year compared to last year.  Interest expense was affected by lower borrowing levels in the first six months of fiscal 2010 compared to the same period of fiscal 2009, primarily due to reduced inventory levels in the first six months of fiscal 2010.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and ATV production cycles begin in the spring.  The increase in the Company’s inventory and receivable balances as of September 30, 2009 compared to March 31, 2009 is due to the seasonality of the Company’s snowmobile and ATV business.  Inventory was $133.6 million at September 30, 2009 compared to $172.3 at September 30, 2008 due primarily to decreased ATV unit inventories.  Inventory was $120.8 million on March 31, 2009.  Accounts receivable was $68.3 million at September 30, 2009 compared to $78.6 million at September 30, 2008.  The decrease in accounts receivable is due to decreased ATV and snowmobile sales.  The accounts receivable balance at March 31, 2009 was $ 38.2 million.  During the six months ended September 30, 2009 and 2008, the Company had no repurchases of its common shares.  Cash and short-term investments were $11,160,000 and $3,733,000 at September 30, 2009 and 2008, respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

The Company believes that the cash generated from operations and the available line of credit will be sufficient to meet its working capital, and capital expenditure requirements on a short and long-term basis.  Additionally, to preserve cash for operations, on January 29, 2009, the Board of Directors voted to suspend regular quarterly cash dividends on its common stock. The Board of Directors’ decision to suspend the dividend will conserve more than $5 million in cash annually, and the Company believes such decision is prudent, given the current slowdown in our industry, the Company’s anticipated near-term earnings and the general macroeconomic conditions.

Line of Credit

The Company has operated this year under a secured credit agreement with a bank for the issuance of up to $60,000,000 of documentary and stand-by letters of credit and for working capital.  The scheduled decreases in the working capital borrowing limits are in line with the Company’s bank line needs (see Note F).  This agreement will expire March 31, 2010, by which time the Company expects to have a new credit facility in place.  The Company was in compliance with the terms of credit agreement as of September 30, 2009.

Dealer Floorplan Financing

The Company announced on October 20, 2009 that it has entered into an agreement for GE Capital, Commercial Distribution Finance to become the exclusive provider of floorplan financing for the Company’s U.S. dealers. The new multi-year financing program will replace the Company’s current financing agreement with Textron Financial Corporation, which had previously announced its intent to exit the dealer floorplan business. The new financing program is expected to begin December 1, 2009.

Significant Accounting Policies

See the Company’s most recent Annual Report on Form 10-K for the year ended March 31, 2009 for a discussion of its critical accounting policies.

In April 2009, the FASB issued ASC Topic No. 825, “Financial Instruments” (“ASC 825”), that requires interim reporting period disclosure about the fair value of financial instruments, effective for interim reporting periods ending after June 15, 2009.  The Company has adopted the disclosure requirements of ASC 825.  Due to their nature, the carrying value of cash, receivables, payables and debt obligations approximates fair value.

In May 2009, the FASB issued ASC Topic No. 855, “Subsequent Events” (“ASC 855”), that incorporates guidance into accounting literature that was previously addressed only in auditing standards.  The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events.”  Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events.”  It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted this new standard.

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASC 105”), that replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  ASC 105 is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the new Codification when referring to GAAP in this Quarterly Report on Form 10-Q for the fiscal period ending September 30, 2009.  This did not have an impact on the consolidated results of the Company.

In March 2008, the FASB issued ASC Topic No. 815, “Derivatives and Hedging” (“ASC 815”), which requires increased disclosure about the Company’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for under ASC 815, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.  Certain disclosures are also required with respect to derivative features that are credit-risk related.  ASC 815 became effective for the Company as of January 1, 2009 on a prospective basis.  The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued ASC Topic No. 805, “Business Combinations” (“ASC 805”), that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired Company and the goodwill acquired.  SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  ASC 805 was effective for fiscal years beginning after December 15, 2008.  The adoption of ASC 805 did not have any significant impact on the Company’s accounting treatment for business combinations on a prospective basis beginning in the period it was adopted.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements.  This Quarterly Report on Form 10-Q contains forward-looking statements that reflect the Company’s current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” and other expressions that indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix and volume; competitive pressure on sales, pricing and sales incentives; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines from Suzuki; interruption of dealer floorplan financing; warranty expenses and product recalls; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of reserves or insured amounts; environmental and product safety regulatory activity; effects of the weather; general economic conditions and political changes, interest rate changes and consumer demand and confidence. The Company does not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2009. As of September 30, 2009, the Company had no Japanese Yen denominated cash flow hedges.

Information regarding inflation, foreign currency exchange rates and interest rates, is discussed within “Quantitative and Qualitative Disclosures About Market Risk – Inflation, Foreign Exchange Rates and Interest Rates” and Footnote A to the Financial Statements in the Company’s 2009 Annual Report on Form 10-K.  Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and is not deemed to be significant.

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

There were no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

a)             The Company held its Annual Meeting of Shareholders on August 6, 2009.

b)             The shareholders voted for the election of two nominees to serve for a three- year term ending in 2012.  The vote was as follows:

Name of Candidate	For	Against	Abstain
Tony J. Christianson	10,531,889	81,422	77,582
D. Christian Koch	10,538,262	75,049	77,582

c)              The shareholders voted for the approval of an amendment to the Company’s 2007 Omnibus Stock and Incentive Plan (the “2007 Stock Plan”) to increase the shares subject to the 2007 Stock Plan to 3,785,000 shares, an increase of 1,885,000 shares.  The vote was as follows:

For	Against	Abstain	Broker Non Vote
9,970,943	5,606,659	6,008	1,209,283

d)             The shareholders voted to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the current fiscal year. The vote was as follows:

For	Against	Abstain	Broker Non Vote
16,667,326	116,170	9,397	0

Item 6.  Exhibits

Exhibit
Number	Description
3 (a)	Amended and Restated Articles of Incorporation of Company	(1)

3 (b)	Restated By-Laws of the Company	(2)

4 (a)	Form of Specimen Common Stock Certificate	(2)

4 (b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(3)

10.1	Vendor Agreement, dated October 14, 2009, among the Company, Arctic Sales Inc. and GE Commercial Distribution Finance Corporation (the “Vendor Agreement”)	(4)

10.2	Amendment No. 1 dated October 20, 2009 to the Vendor Agreement	(4)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(5)

31.2	CFO Certification pursuant section 302 of the Sarbanes-Oxley Act of 2002	(5)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(5)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(5)

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(2)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984), as amended by Current Report on Form 8-K filed on December 13, 2007.
(3)	Incorporated herein by reference to Exhibit 1 to the Company’s Registration on Form 8-A filed on September 20, 2001.
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 20, 2009.
(5)	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date:	November 9, 2009	By	/s/ Christopher A. Twomey
Christopher A. Twomey
Chief Executive Officer

Date:	November 9, 2009	By	/s/ Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer