Form 10-Q
period 2009-12-31
ARCTIC CAT INC
filed 2010-02-09
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2009

or

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

At February 8, 2010, 12,125,985 shares of Common Stock and 6,102,000 shares of Class B Common Stock of the registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	March 31,
	2009	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$50,356,000	$11,244,000
Short-term investments	—	169,000
Accounts receivable, less allowances	43,008,000	38,231,000
Inventories	106,264,000	120,804,000
Prepaid expenses	3,503,000	4,572,000
Income taxes receivable	—	352,000
Deferred income taxes	17,691,000	14,224,000
Total current assets	220,822,000	189,596,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	183,957,000	180,304,000
Land, buildings and improvements	28,899,000	28,877,000
	212,856,000	209,181,000
Less accumulated depreciation	168,719,000	149,684,000
	44,137,000	59,497,000

OTHER ASSETS
Intangibles and other assets	2,118,000	2,072,000

	$267,077,000	$251,165,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,679,000	$44,451,000
Accrued expenses	39,469,000	35,621,000
Income taxes payable	6,640,000	—
Total current liabilities	82,788,000	80,072,000

DEFERRED INCOME TAXES	4,579,000	6,245,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 12,125,985 at December 31, 2009; 11,987,485 at March 31, 2009	121,000	120,000

Class B common stock, par value $.01; 7,560,000 shares authorized; issued and outstanding, 6,102,000 at December 31, 2009 and at March 31, 2009.	61,000	61,000
Additional paid in capital	4,698,000	2,568,000
Accumulated other comprehensive income (loss)	784,000	(512,000)
Retained earnings	174,046,000	162,611,000
Total Shareholders’ equity	179,710,000	164,848,000

	$267,077,000	$251,165,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Net Sales
Snowmobile & ATV units	$106,879,000	$148,616,000	$294,433,000	$393,832,000
Parts, garments & accessories	24,161,000	26,083,000	72,277,000	79,058,000
Total net sales	131,040,000	174,699,000	366,710,000	472,890,000
Cost of goods sold
Snowmobile & ATV units	95,025,000	137,337,000	249,115,000	341,996,000
Parts, garments & accessories	13,434,000	16,995,000	42,255,000	50,528,000
Total cost of goods sold	108,459,000	154,332,000	291,370,000	392,524,000
Gross profit	22,581,000	20,367,000	75,340,000	80,366,000

Operating expenses
Selling and marketing	8,941,000	12,728,000	24,982,000	35,118,000
Research and development	2,979,000	4,206,000	9,177,000	13,135,000
General and administrative	10,037,000	7,284,000	27,323,000	23,598,000
Total operating expenses	21,957,000	24,218,000	61,482,000	71,851,000

Operating profit (loss)	624,000	(3,851,000)	13,858,000	8,515,000

Other income (expense)
Interest income	—	17,000	4,000	116,000
Interest expense	(2,000)	(323,000)	(249,000)	(941,000)
Total other income (expense)	(2,000)	(306,000)	(245,000)	(825,000)
Earnings (loss) before income taxes	622,000	(4,157,000)	13,613,000	7,690,000
Income tax expense (benefit)	(1,980,000)	(1,433,000)	2,178,000	462,000
Net income (loss)	$2,602,000	$(2,724,000)	$11,435,000	$7,228,000

Net earnings (loss) per share
Basic	$0.14	$(0.15)	$0.63	$0.40
Diluted	$0.14	$(0.15)	$0.63	$0.40

Weighted average shares outstanding
Basic	18,228,000	18,092,000	18,217,000	18,063,000
Diluted	18,297,000	18,092,000	18,249,000	18,068,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$11,435,000	$7,228,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	19,001,000	25,088,000
Loss on disposal of fixed assets	—	98,000
Deferred income taxes	(5,030,000)	(3,692,000)
Stock based compensation expense	2,131,000	2,227,000
Changes in operating assets and liabilities:
Trading securities	169,000	24,838,000
Accounts receivable	(3,971,000)	(21,465,000)
Inventories	16,346,000	(25,444,000)
Prepaid expenses	1,102,000	2,058,000
Accounts payable	(8,129,000)	(28,108,000)
Accrued expenses	3,719,000	6,147,000
Income taxes	6,972,000	9,197,000
Net cash provided by (used in) operating activities	43,745,000	(1,828,000)

Cash flows from investing activities:
Purchase of property and equipment	(3,563,000)	(11,018,000)

Net cash used in investing activities	(3,563,000)	(11,018,000)
Cash flows from financing activities:
Checks written in excess of bank balance	—	3,831,000
Proceeds from short-term borrowings	73,429,000	192,280,000
Payments on short-term borrowings	(73,429,000)	(183,250,000)
Dividends paid	—	(3,796,000)
Net cash provided by financing activities	—	9,065,000
Effect of exchange rate changes on cash and cash equivalents	(1,070,000)	(1,012,000)
Net increase (decrease) in cash and cash equivalents	39,112,000	(4,793,000)
Cash and cash equivalents at the beginning of period	11,244,000	10,057,000
Cash and cash equivalents at the end of period	$50,356,000	$5,264,000
Supplemental disclosure of cash payments for income taxes	$374,000	$402,000
Supplemental disclosure of cash payment for interest	$277,000	$900,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2009, the results of operations for the three month and nine month periods ended December 31, 2009 and 2008 and cash flows for the nine month periods ended December 31, 2009 and 2008.  Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2009 is derived from the audited balance sheet as of that date.

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

NOTE B—STOCK BASED COMPENSATION

At December 31, 2009, the Company had stock based compensation plans, all previously approved by the shareholders. Stock options, stock appreciation rights and awards granted under these plans generally vest ratably over one to three years of service, have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as such term is defined in the plans. At December 31, 2009, the Company had approximately 3,775,186 shares available for future grant under its stock option and award plans.

The Company accounts for stock based compensation in accordance with ASC Topic No. 718 (“ASC 718”), which requires that the fair value of all share-based payment transactions, including stock options and awards, be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service period. At December 31, 2009, the Company had $1,513,000 of unrecognized compensation costs related to unvested stock options and awards that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended December 31, 2009 and 2008, the Company recorded compensation expense of $371,000 and $353,000, and for the nine months ended December 31, 2009 and 2008, the Company recorded compensation expense of $2,131,000 and $2,227,000 in accordance with ASC 718, which has been included in selling, general and administrative expenses. The Company’s total stock-based compensation related expense decreased both the basic and diluted earnings per share by $0.02 and $0.02 for the three months ended December 31, 2009 and 2008, and by $0.10 and $0.12 for the nine months ended December 31, 2009 and 2008.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options granted during the nine months ended December 31, 2009.

Assumptions:

Dividend Yield:  0%

Average Term: 5 years

Volatility: 32%

Risk free rate of return: 3.3%

Option transactions under the plans during the nine months ended December 31, 2009 are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2009	2,465,229	$16.82
Granted	605,600	5.85
Cancelled	(13,000)	25.74
Outstanding at December 31, 2009	3,057,829	$14.61	6.26	$2,172,000
Exercisable at December 31, 2009	2,091,250	$17.40	5.28	$358,000

The aggregate intrinsic value is based on the Company’s December 31, 2009 common share market value for in-the-money options.

The following information applies to options outstanding at December 31, 2009.

Options Outstanding

Range of exercise prices	Number outstanding at period end	Weighted- average remaining contractual life	Weighted- average exercise price
$4.16-6.11	125,907	5.78	$4.28
7.53-11.25	1,172,694	8.01	8.11
12.06-17.84	979,248	5.58	16.89
18.94-28.00	779,980	4.55	23.18
	3,057,829	6.26	$14.61

Options Exercisable

Range of exercise prices	Number exercisable at period end	Weighted- average exercise price
$4.16-6.11	5,907	$6.11
7.53-11.25	456,431	8.82
12.06-17.84	858,932	16.82
18.94-28.00	769,980	23.22
	2,091,250	$17.40

The Company’s stock option plan provides for grants of restricted common stock to executive and key employees of the Company. The restricted common stock is valued based on the Company’s market value of common stock on the date of grant and expensed over the requisite service period which approximates two years.  At December 31, 2009, the Company had 292,500 shares of restricted common stock issued and outstanding under the plan.  The restricted shares have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

NOTE C-NET EARNINGS (LOSS) PER SHARE

The Company’s basic net earnings (loss) per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings (loss) per share is computed by dividing the net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.  Options to purchase 2,446,322 and 2,459,322 shares of common stock with weighted average exercise prices of $16.79 and $16.84 were outstanding during the three months ended December 31, 2009 and 2008, and options to purchase 2,654,491 and 2,227,861 shares of common stock with weighted average exercise prices of $15.97 and $17.65 were outstanding during the nine months ended December 31, 2009 and 2008, all of which were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Number of common shares outstanding	18,228,000	18,092,000	18,217,000	18,063,000
Dilutive effect of option plan	69,000	—	32,000	5,000
Common and potential common shares outstanding-diluted	18,297,000	18,092,000	18,249,000	18,068,000

NOTE D-SHORT-TERM INVESTMENTS

The Company held no short-term investments at December 31, 2009, and had $169,000 of trading securities at March 31, 2009.

NOTE E-INVENTORIES

Inventories consist of the following:

	December 31,	March 31,
	2009	2009

Raw materials and sub-assemblies	$29,439,000	$29,421,000
Finished goods	45,229,000	60,123,000
Parts, garments and accessories	31,596,000	31,261,000
	$106,264,000	$120,805,000

NOTE F-LINE OF CREDIT

The Company entered into a $60,000,000 senior secured revolving bank agreement on November 10, 2009, for the documentary and stand-by letters of credit, for working capital needs and general corporate purposes.  The Company may borrow up to $60,000,000 during June through November and up to $35,000,000 during all other months of the fiscal year.  Borrowings under the line of credit bear interest at the greater of the following rates; the prime rate, or the federal funds rate plus 0.50% or the LIBOR for a 30 day interest period plus 1.00%.  As of December 31, 2009 the effective rate was 5.25%.  All borrowings are collateralized by substantially all of the Company’s assets including all real estate, accounts receivable and inventory.  No borrowings from the line of credit were outstanding at December 31, 2009 and borrowings outstanding at December 31, 2008, under the previous line of credit were $9,030,000.  The outstanding letters of credit balances were $14,038,000 and $3,181,000 at December 31, 2009 and 2008, respectively and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items.  The Company was in compliance with the credit agreement as of December 31, 2009.

NOTE G-ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	March 31,
	2009	2009

Marketing	$11,761,000	$6,171,000
Compensation	2,666,000	4,191,000
Warranties	15,885,000	15,702,000
Insurance	6,836,000	7,084,000
Other	2,321,000	2,473,000
	$39,469,000	$35,621,000

NOTE H-PRODUCT WARRANTIES

The Company generally provides a limited warranty to the original owner of snowmobiles and ATV’s.  The period of warranty is twelve months from the date of consumer registration for snowmobiles and six months from the date of consumer registration for ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims experience becomes known. The following represents changes in accrued warranty for the nine month periods ended December 31:

	2009	2008

Balance at beginning of period	$15,702,000	$16,494,000
Warranty provision	7,879,000	10,094,000
Warranty claim payments	(7,696,000)	(6,324,000)
Balance at end of period	$15,885,000	$20,264,000

NOTE I—SHAREHOLDERS’ EQUITY

Share Repurchase

In January 2008, the Company’s Board of Directors approved a $10,000,000 share repurchase program. During the nine months ended December 31, 2009 and 2008, the Company did not repurchase and cancel any shares, as authorized by the Board of Directors. At December 31, 2009, authorization to repurchase up to $10,000,000 of Company common stock or approximately 1,092,000 shares remain outstanding.

Additional Paid-in-Capital

During the nine months ended December 31, 2009 and 2008, additional paid-in-capital increases of $2,131,000 and $2,227,000 were recorded related to stock based compensation under ASC 718.

Accumulated Other Comprehensive Income (Loss)

The components of the changes in accumulated other comprehensive income (loss), net of taxes, during the following periods were as follows:

	Nine Months Ended December 31,
	2009	2008
Total accumulated other comprehensive income (loss)
Balance at beginning of period	$(512,000)	$4,768,000
Unrealized loss on derivative instruments, net of tax	—	(133,000)
Foreign currency translation adjustment	1,296,000	(4,036,000)
Balance at end of period	$784,000	$599,000

Other comprehensive income (loss) was as follows:

	Nine Months Ended December 31,
	2009	2008
Net earnings	$11,435,000	$7,228,000
Unrealized loss on derivative instruments, net of tax	—	(133,000)
Foreign currency translation adjustment	1,296,000	(4,036,000)
Total Other Comprehensive Income	$12,731,000	$3,059,000

Note J—COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers with floorplan credit facilities. The Company has agreements with these finance companies to repurchase certain repossessed products originally sold to its dealers. At December 31, 2009, the Company’s contingent maximum repurchase obligation was approximately $94,650,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

On October 14, 2009, the Company and GE Commercial Distribution Finance Corporation (“CDF”) entered into an agreement pursuant to which CDF will provide the Company’s U.S. dealers with floorplan credit facilities to finance the purchase of inventory from the Company.  The agreement became effective upon the occurrence of certain events, including establishment of a new multi-year working capital credit facility.  The agreement is for an initial term of two years with one year automatic renewals, and may be terminated earlier if certain events of default occur.  The Company will repurchase from CDF repossessed inventory and the Company and CDF will share certain profits and losses from operation of the credit facilities.  The CDF floorplan credit facility will replace the Company’s floorplan agreement with Textron Financial Corporation, which had previously announced its intent to exit the dealer floorplan business. The new floorplan program began December 1, 2009.

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

In May 2009, the FASB issued ASC Topic No. 855, “Subsequent Events” (“ASC 855”), that incorporates guidance into accounting literature that was previously addressed only in auditing standards.  The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events.”  Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events.”  It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted this new standard.  Subsequent events have been evaluated through February 9, 2010 which is considered the date of issuance of these financial statements.

In June 2009, the FASB issued ASC Topic No. 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASC 105”), that replaced FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  ASC 105 is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the new Codification when referring to GAAP on Form 10-Q for the fiscal period ending September 30, 2009.  This did not have an impact on the consolidated results of the Company.

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

NOTE L — CASH AND CASH EQUIVALENTS

The Company includes checks issued but not presented for payment in cash and cash equivalents as a reduction of other cash balances unless checks written are in excess of the bank balance.  As of December 31, 2008, checks written in excess of bank balances were $3,831,000 and classified as accounts payable on the balance sheet and a financing activity on the statement of cash flow.  There were no check written in excess of bank balances at December 31, 2009.

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

Executive Overview

The following discussion pertains to the results of operations and financial position of the Company for the quarter and the nine month period ended December 31, 2009.  Due to the seasonality of the snowmobile, ATV and PG&A businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the full year.

For the third quarter ended December 31, 2009 the Company reported net sales of $131.0 million, net earnings of $2.6 million and earnings per share of $0.14 compared to December 31, 2008 quarterly net sales of $174.7 million, a net loss of $2.7 million and loss per share of $0.15.  Lower operating expenses for the quarter drove an increase in operating profits to $624,000 from a loss of $3.9 million.  For the nine month period ended December 31, 2009, the Company reported net sales of $366.7 million, net earnings of $11.4 million and earnings per share of $0.63 compared to net sales of $472.9 million, net earnings of $7.2 million and earnings per share of $0.40 for the same period last year.

Overall demand for recreational products remains weak, due to the continued difficult global economic conditions, higher unemployment and historically low consumer confidence. As a result, recreational product retail sales declined further in the third quarter of fiscal 2010. Retail sales of the Company’s ATVs and snowmobiles fared somewhat better than the industry as a whole for the quarter, and the Company gained market share. However, because of the weak retail environment, the Company expects significantly lower ATV and snowmobile sales to its dealers as it aligns dealer inventories to better match consumer demand. Given this situation, the Company has implemented several profitability initiatives aimed at improving its margins and, reducing operating expenses to achieve improved operating results this fiscal year on lower sales.

Results of Operations

Product Line Sales

	Three Months Ended December 31,					Nine Months Ended December 31,
($ in millions)	2009	Percent Of Total Sales	2008	Percent Of Total Sales	Percent Change 2009 vs 2008	2009	Percent Of Total Sales	2008	Percent Of Total Sales	Percent Change 2009 vs 2008
ATV	$48.1	37%	$57.8	33%	(17)%	$132.1	36%	$183.2	39%	(28)%
Snowmobile	58.7	45%	90.8	52%	(35)%	162.3	44%	210.7	44%	(23)%
Parts, garments & accessories	24.2	18%	26.1	15%	(7)%	72.3	20%	79.1	17%	(9)%
Net Sales	$131.0	100%	$174.7	100%	(25)%	$366.7	100%	$473.0	100%	(22)%

During the fiscal 2010 third quarter net sales decreased 25% to $131.0 million from $174.7 million in the fiscal 2009 third quarter. ATV unit volume decreased 26%, snowmobile unit volume decreased 31% and PG&A sales decreased $1.9 million.  ATV and snowmobile unit volume decreased primarily due to planned reductions in production as the Company better matches dealer inventory with retail demand. PG&A sales decreases during the third quarter of fiscal 2010 were primarily due to lower ATV accessory shipments.  Net sales for the nine months ended December 31, 2009, decreased 22% to $366.7 million from $472.9 million for the same period in fiscal 2009. ATV unit volume decreased 37%, snowmobile unit volume decreased 30% and PG&A sales decreased $6.8 million during the first nine months of fiscal 2010 as compared to the same period in fiscal 2009.  ATV and snowmobile unit volume again decreased primarily due to planned reductions in production as the Company better matches dealer inventory with retail demand.  PG&A sales decreases during the first nine months of fiscal 2010 were also primarily related to declining ATV and snowmobile retail sales.

Cost of Goods Sold

	Three Months Ended December 31,					Nine Months Ended December 31,
($ in millions)	2009	Percent Of Total Sales	2008	Percent Of Total Sales	Percent Change 2009 vs 2008	2009	Percent Of Total Sales	2008	Percent Of Total Sales	Percent Change 2009 vs 2008
Snowmobile & ATV units	$95.0	72.5%	$137.3	78.6%	(30.8)%	$249.1	67.9%	$342.0	72.3%	(27.2)%
Parts, garments & accessories	13.4	10.2%	17.0	9.7%	(21.2)%	42.3	11.5%	50.5	10.7%	(16.2)%
Total Cost of Goods Sold	$108.4	82.7%	$154.3	88.3%	(29.7)%	$291.4	79.4%	$392.5	83.0%	(25.8)%

During the third quarter of fiscal 2010, cost of sales decreased 29.7% to $108.4 million from $154.3 million for the third quarter of fiscal 2009.  Fiscal 2010 snowmobile and ATV unit cost of sales decreased 30.8% to $95 million from $137.3 million due to a 25% decrease in net sales from units during the quarter compared to the third quarter of fiscal 2009.  The third quarter of fiscal 2010 cost of sales for PG&A decreased to $13.4 million compared to $17.0 million for fiscal 2009, in line with decreased sales.  During the first nine months of fiscal 2010 cost of sales decreased 25.8% to $291.4 million from $392.4 million for the first nine months of fiscal 2009.  Fiscal 2010 snowmobile and ATV unit cost of sales for the first nine months decreased 27.2% to $249.1 million from $342.0 million due to a 25% decrease in net sales from units during the period compared to the same period of fiscal 2009.  The first nine months of fiscal 2010 cost of sales for PG&A decreased to $42.3 million compared to $50.5 million for fiscal 2009, in line with decreased sales.

Gross Profit

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in millions)	2009	2008	Percent Change 2009 vs 2008	2009	2008	Percent Change 2009 vs 2008
Gross Profit Dollars	$22.6	$20.4	10.9%	$75.3	$80.4	(6.3)%
Percentage of Sales	17.2%	11.7%	5.5%	20.5%	17.0%	3.5%

Gross profit increased 10.9% to $22.6 million in the third quarter of fiscal 2010 from $20.4 million in the third quarter of fiscal 2009. The gross profit percentage for the third quarter of fiscal 2009 increased to 17.2% versus 11.7% in 2009. Gross profit decreased 6.3% to $75.3 million in the first nine months of fiscal 2010 from $80.4 million in the same period of fiscal 2009. The gross profit percentage for the first nine months of fiscal 2010 increased to 20.5% versus 17.0% in 2009. The increase in the quarterly and year-to-date 2010 gross profit percentages were primarily due to higher margins for all product lines as a result of product cost reductions, price increases, favorable Canadian currency exchange rates, and rescaled production activities.

Operating Expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
(in millions)	2009	2008	Percent Change 2009 vs 2008	2009	2008	Percent Change 2009 vs 2008
Selling and Marketing	$8.9	$12.7	(30)%	$25.0	$35.1	(29)%
Research and Development	3.0	4.2	(29)%	9.2	13.2	(30)%
General and Administrative	10.0	7.3	37%	27.3	23.6	16%
Total Operating Expenses	$21.9	$24.2	(9)%	$61.5	$71.9	(15)%
Percentage of Sales	16.7%	13.9%		16.8%	15.2%

Selling and marketing expenses decreased 30% to $8.9 million in the third quarter of fiscal 2010 from $12.7 million in the third quarter of fiscal 2009, primarily due to lower advertising expenses.  Research and development expenses decreased 29% to $3.0 million in the third quarter of fiscal 2010 compared to $4.2 million in the third quarter of fiscal 2009 due primarily to lower development expenses.  General and administrative expenses increased 37% to $10.0 million in the third quarter of fiscal 2010 from $7.3 million in the third quarter of fiscal 2009 due primarily to increased Canadian hedge costs.  Selling and marketing expenses decreased 29% to $25.0 million in the first nine months of fiscal 2010 from $35.1 million in the same period of fiscal 2009, primarily due to lower advertising expenses.  Research and development expenses decreased 30% to $9.2 million in the first nine months of fiscal 2010 compared to $13.1 million in the same period of fiscal 2009 due primarily to lower development expenses.  General and administrative expenses increased 16% to $27.3 million in the first nine months of fiscal 2010 from $23.6 million in the same period of fiscal 2009, primarily due to increased Canadian hedge costs.

Other Income / Expense

The Company had no interest income in the third quarter of fiscal 2010 compared to $17,000 in the third quarter of fiscal 2009. Interest expense decreased to $2,000 in the third quarter of fiscal 2010 from $323,000 in the third quarter of fiscal 2009.   Interest income decreased to $4,000 in the first nine months of fiscal 2010 from $116,000 in the same period of fiscal 2009. Interest expense decreased to $249,000 in the first nine months of fiscal 2010 from $941,000 in the same period of fiscal 2009. Interest income was primarily affected by the lower cash levels at the beginning of the fiscal year compared to last year.  Interest expense was affected by lower borrowing levels in the first nine months of fiscal 2010 compared to the same period of fiscal 2009, primarily due to reduced inventory levels in the first nine months of fiscal 2010.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and ATV production cycles begin in the spring.  The increase in the Company’s receivable balance as of December 31, 2009 compared to March 31, 2009 is due to the seasonality of the Company’s snowmobile, ATV and PG&A businesses.  Inventory was $106.3 million at December 31, 2009 compared to $150.4 million at December 31, 2008 and $120.8 million on March 31, 2009, due primarily to decreased ATV and snowmobile finished unit inventories.  Accounts receivable was $43.0 million at December 31, 2009 compared to $59.7 million at December 31, 2008.  The decrease in accounts receivable is due to decreased ATV and snowmobile sales.  The accounts receivable balance at March 31, 2009 was $ 38.2 million.  During the nine months ended December 31, 2009 and 2008, the Company had no repurchases of its common shares.  Cash and short-term investments were $50.4 million and $5.4 million at December 31, 2009 and 2008, respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

The Company believes that the cash generated from operations and the available line of credit will be sufficient to meet its working capital, and capital expenditure requirements on a short and long-term basis.

Line of Credit

The Company has operated this year under senior secured credit agreements with borrowings of up to $60,000,000 for working capital, including $30,000,000 for documentary and stand-by letters of credit.  The Company was in compliance with the terms of the credit agreement as of December 31, 2009.

Dealer Floorplan Financing

The Company announced on October 20, 2009 that it has entered into an agreement for GE Commercial Distribution Finance to become the exclusive provider of floorplan financing for the Company’s U.S. dealers. The new multi-year financing program will replace the Company’s current financing agreement with Textron Financial Corporation, which had previously announced its intent to exit the dealer floorplan business. The new financing program began December 1, 2009.

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

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASC 105”), that replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  ASC 105 is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the new Codification when referring to GAAP on Form 10-Q for the fiscal period ending September 30, 2009.  This did not have an impact on the consolidated results of the Company.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2009. As of December 31, 2009, the Company had no Japanese Yen denominated cash flow hedges.

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

There were no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 6.  Exhibits

Exhibit
Number	Description
3 (a)	Amended and Restated Articles of Incorporation of Company	(1)

3 (b)	Restated By-Laws of the Company	(2)

4 (a)	Form of Specimen Common Stock Certificate	(2)

4 (b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(3)

10.1	Vendor Agreement, dated October 14, 2009, among the Company, Arctic Sales Inc. and GE Commercial Distribution Finance Corporation (the “Vendor Agreement”)	(4)

10.2	Amendment No. 1 dated October 20, 2009 to the Vendor Agreement	(4)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(5)

31.2	CFO Certification pursuant section 302 of the Sarbanes-Oxley Act of 2002	(5)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(5)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(5)

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(2)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984), as amended by Current Report on Form 8-K filed on December 13, 2007.
(3)	Incorporated herein by reference to Exhibit 1 to the Company’s Registration on Form 8-A filed on September 20, 2001.
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 20, 2009. Filed with this Quarterly Report on Form 10-Q.
(5)	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date:	February 9, 2010	By	/s/ Christopher A. Twomey

Christopher A. Twomey
Chief Executive Officer

Date:	February 9, 2010	By	/s/ Timothy C. Delmore

Timothy C. Delmore
Chief Financial Officer