Form 10-K
period 2010-03-31
ARCTIC CAT INC
filed 2010-06-14
CIK 719866

Use these links to rapidly review the document
ARCTIC CAT INC. FORM 10-K TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2010
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from to

Commission File Number: 0-18607

ARCTIC CAT INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
505 Hwy 169 North Suite 1000 Plymouth, Minnesota	55441
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (763) 354-1800

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, $.01 par value.
Preferred Stock Purchase Rights.
Securities registered pursuant to Section 12(g) of the Act:	None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately: $128,689,574.

         At June 4, 2010, the registrant had 12,041,115 shares of Common Stock and 6,102,000 shares of Class B Common Stock outstanding.

Documents Incorporated by Reference:

         Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held on August 5, 2010 are incorporated by reference into Part III of this Form 10-K, to the extent described in such Part.

ARCTIC CAT INC.

FORM 10-K

PART I

ITEM 1.    BUSINESS

        Arctic Cat Inc., a Minnesota corporation, (the "Company" or "Arctic Cat"), is based in Thief River Falls, Minnesota. The Company operates and designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat® brand name, as well as related parts, garments and accessories. The Company markets its products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, South America, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for nearly 50 years and is among the most widely recognized and respected names in the snowmobile industry. The Company trades on the NASDAQ Global Select Market under the symbol ACAT.

Industry Background

        Snowmobiles—The snowmobile, developed in the 1950s, was originally intended to be used as a utility vehicle, but today the overwhelming majority of the industry's sales are for recreational use. Between the late 1950s and early 1970s, the industry expanded dramatically reaching a peak of over 100 manufacturers and a high of nearly 495,000 units sold to retail customers in North America in 1971. Today the number of major industry participants has decreased to four, Arctic Cat, Bombardier Recreational Products (BRP), Polaris and Yamaha. The Company believes there are currently more significant barriers to entry into the snowmobile market than existed in the 1970s. These barriers include increased brand loyalty, long-standing dealer and distributor networks and relationships, emission regulations, cost of four stroke engine development, manufacturing and engineering expertise and higher initial start-up costs. Industry-wide snowmobile sales to retail customers in North America were approximately 90,000 units for the 2010 model year.

        All-Terrain Vehicles (ATVs)—The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. The most popular ATV use is general recreation, followed by hunting/fishing, farm/ranch use, hauling/towing, transportation, and commercial uses. From 1970 to 1986, the number of ATVs retailed in the United States continued to grow until reaching an initial peak of 535,000 units in 1986. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 147,000 units. From 1991 to 2004 sales of ATVs grew to 814,000 units, however, ATV sales have declined each year since. Industry-wide sales were 321,000 units in the United States and 60,000 units in Canada in calendar 2009. Major competitors in the industry include Honda, Yamaha, Kawasaki, BRP, Polaris and Suzuki.

Products

        Snowmobiles—The Company produces a full line of snowmobiles, consisting of 42 models, marketed under the Arctic Cat brand name, and designed to satisfy various market niches. The 2010 Arctic Cat models carry suggested U.S. retail prices ranging from $6,699 to $14,999 excluding a youth model which is sold at a suggested U.S. retail price of $2,499. Arctic Cat snowmobiles are sold in the United States, Canada, Scandinavia, Russia and other international markets.

        The Company's 2010 year snowmobile models are categorized as Performance, Mountain, Crossover, Touring and Utility. The Company markets: Performance models under the names F series, CFR, Z1, Z1 Turbo and Sno Pro; Mountain models under the name M series; Crossover models under the name Crossfire; Touring models under the name T series; and Utility models under the name Bearcat. In addition, to encourage family involvement in snowmobiling, the Company offers a youth snowmobile marketed under the Sno Pro120 name.

        The Company believes the Arctic Cat brand name enjoys a premier image among snowmobile enthusiasts and that its snowmobiles have a long-standing reputation for quality, performance, fuel management, style, comfort, ride and handling. Arctic Cat snowmobiles offer a wide range of standard and optional features which enhance their operation, riding comfort and performance. Such features include electronic fuel injection (EFI), direct drive, hydraulic disc brakes, remote starters, heated seats, and a technologically advanced front and rear suspension. The Company was the first in the snowmobile industry to utilize four stroke engines to reduce emissions. The Company subsequently introduced a snowmobile with a turbo charged four-stroke inter-cooled engine, and for the 2007 model year, the first four-stroke engine designed specifically for a snowmobile. For the 2009 model year, the Company introduced a 177 horsepower turbo charged EFI four stroke engine, the most powerful production snowmobile engine in history.

        Arctic Cat focuses on new product development in order to grow its market share and introduces at least one new model every year. These new models are consistently the Company's best sellers in their respective category. In the 2010 model year, approximately 90 percent of the Company's snowmobile sales were from models or model variations not available three years earlier. Some recent examples of the success of Arctic Cat's new products include the following: American Snowmobiler voted the 2010 Sno Pro 500 the Best Sled of the Year, the 2010 M8 HCR the Best Mountain Sled, and the TZ1 Turbo LXR the Best Touring sled; Sledhead 24-7 Television voted the 2010 Crossfire 800 Sno Pro the Best Crossover Snowmobile; Snowtech Magazine voted the 2010 Z1 Turbo EXT The Ultimate Crossover Sled; Supertrax Magazine voted the 2010 TZ1 Turbo LXR the Best In Class Touring Snowmobile; and Off-Road.com voted the 2010 M8 Sno Pro Mountain Sled of the Year. Racers riding Arctic Cat snowmobiles won numerous events and championship points titles in the 2010 model year in all major disciplines of racing including snocross, cross-country, oval, and hillclimb.

        For the last three fiscal years ended 2010, 2009 and 2008 snowmobiles accounted for 36%, 37% and 26%, respectively, of the Company's revenues.

        All-Terrain Vehicles (ATVs)—In December 1995, the Company introduced its first ATV. Since that time the Arctic Cat line has grown to 17 models. Features like fully independent front and rear suspensions, hydraulic disc brakes, hi-low range transmission, long travel suspension with high ground clearance, MRP Speedracks, automatic transmissions, selectable 2WD/4WD shaft drive, locking differentials, electronic fuel injection, a large fuel tank, and newly introduced power steering, all make Arctic Cat ATVs consumer friendly. The Company has special two rider models that provide a proper alternative for customers that want to ride double on an ATV. The 2010 Arctic Cat ATV models carry suggested U.S. retail prices ranging from $3,999 to $12,999, excluding youth models which are sold at suggested U.S. retail prices ranging from $2,599 to $3,349.

        The Company introduced its new Prowler Utility Terrain Vehicle (UTV) into the utility ATV vehicle segment in 2006. The Prowler is configured with a variety of different engines manufactured by the Company, a rear cargo box, dual bucket seats as well as Arctic Cat's renowned long travel, suspension and ride characteristics. In fiscal year 2010 the UTV line consisted of three models with retail prices of $10,999 to $14,499.

        In 2007 the Company introduced the industry's first diesel ATV, capable of using biodiesel fuels and in 2008 the Company introduced the Thundercat 1000, the ATV with the largest displacement engine in the industry.

        Arctic Cat has continued to expand into international markets by focusing on new product development, adding new distributors, entering new territories, and developing new markets. In July 2005, the Company acquired a 100% interest in a European company to strengthen its European presence, and further expand its ATV model offerings for on-road use, the most prevalent use in Europe.

        Arctic Cat believes its ATVs are recognized for their power, durability, utility, suspension, style and are well received within the market. In 2006, All Terrain Vehicle Magazine awarded the Arctic Cat 250 the best entry level ATV and the Arctic Cat TRV as the best value. Farm Industry News awarded the Arctic Cat 400 4X4 best ground clearance in class. In 2007, ATV Magazine crowned the Arctic Cat Prowler XT the best trail recreational side-by-side. In 2008, ATV Magazine nominated the Thundercat as ATV of the Year and All Terrain Vehicle Magazine voted the Prowler XTX 700 as Best UTV in the Industry. Also in 2008, Affinity Powersports Media voted the Thundercat "Best in Class". In 2009, All Terrain Vehicle Magazine voted Prowler 550 Best In Class, which is the third consecutive year the Prowler was voted best UTV. Racers driving the Arctic Cat Prowler UTVs swept first and second place in the 2008 Baja 1000 with the XTZ1000 and the XTX700. This was the first time a UTV had won this grueling terrain race. Again in 2010, we delivered another record-setting performance and swept the entire 2009 SCORE Series, including the Baja 250, 500 and 1000.

        For the last three fiscal years ended 2010, 2009, and 2008 ATVs accounted for 42%, 44%, and 56%, respectively, of the Company's revenues.

        Parts, Garments and Accessories—The Company is the exclusive provider of genuine Arctic Cat snowmobile and ATV parts, garments and accessories. Included are replacement parts and accessory items to upgrade Arctic Cat snowmobiles such as electric start and reverse kits, luggage racks and bags, backrests, machine covers, windshields, and colored accessories. Other items include maintenance supplies such as oil and fuel additives, track studs and carbide runners. Arctic Cat ATV parts and accessories include winch kits, snow plow kits, MRP Speedrack accessories, portable lights, utility bags, track kits, Speedpoint attachments and maintenance supplies.

        The Company offers snowmobile garments for adults and children under the "Arcticwear" and "Drift" labels. Suits, jackets, pants and accessory garments are offered in a wide variety of styles and sizes combining fashion with functional utility designed for the demands of snowmobiling and other winter activities. The Arcticwear line of clothing also includes pull-overs, riding gloves, hats, helmets, boots, gear bags, sweatshirts, T-shirts, and caps. The colors and designs of many of these items are coordinated with specific Arctic Cat snowmobile models.

        The Company offers ATV garments under the "Arcticwear ATV Gear" label. This line of clothing is geared toward function and comfort and includes suits, jackets, gloves, helmets, gear bags, sweatshirts, T-shirts, and caps.

        For the last three fiscal years ended 2010, 2009 and 2008 parts, garments and accessories accounted for 22%, 19% and 18%, respectively, of the Company's revenues.

Manufacturing and Engineering

        Arctic Cat snowmobiles and most ATVs are manufactured at the Company's facilities in Thief River Falls, Minnesota. A Taiwanese company manufactures 90cc to 450cc ATVs for Arctic Cat. The Company has a facility in Bucyrus, Ohio which houses its parts, garments and accessories distribution operations. The Company has strategically identified specific core manufacturing competencies for vertical integration and has chosen outside vendors to provide other parts. The Company has developed relationships with selected high quality vendors in order to obtain access to particular capabilities and technologies outside the scope of the Company's expertise. The Company designs component parts often in cooperation with its vendors, contracts with them for the development of tooling, and then enters into agreements with these vendors to purchase component parts manufactured utilizing the tooling. In its vertically integrated operations, the Company manufactures foam seats, and machines, welds and paints other components. The Company completes the total assembly of most of its products at its facilities in Thief River Falls. Manufacturing operations include robotics as well as digital and computer-automated equipment to speed production, reduce costs and improve the quality, fit and finish of every product. The Company believes that most raw materials used in its manufacturing process and most component parts, with the exception of engines are available from multiple alternative vendors on relatively short notice at competitive prices.

        Suzuki Motor Corporation ("Suzuki") has manufactured snowmobile engines, and through fiscal 2008 certain ATV engines for the Company pursuant to supply agreements which has been automatically renewed annually unless terminated. During late fiscal 2005, the Company began manufacturing certain of its own designed ATV engines as part of a strategic first step in a new engine program. The Company believes that having the capability to design and manufacture its own ATV engines enables Arctic Cat to offer customers more choices, provide excellent value, lower Japanese yen currency exposure and enhance its long-term competitive position. In 2007, the Company transitioned its engine manufacturing from the Thief River Falls facility to its new facility in St. Cloud, Minnesota. Beginning in fiscal 2009, substantially all of the Company's ATVs use engines that are produced from the Company's engine facility or purchased separately or as part of the 90cc to 450cc units the Company receives from a Taiwanese supplier.

        On June 4, 2010 Arctic Cat signed an agreement under which Arctic Cat will discontinue the purchase of snowmobile engines from Suzuki following the 2014 model year. Suzuki has been a good long term supplier of snowmobile engines. However, this new agreement will allow Arctic Cat to gain more control of its products and enhance its ability to meet regulatory and performance requirements. Arctic Cat will expand its snowmobile engine design capabilities, work with a variety of vendors for various engine services, as well as better maximize its current engine manufacturing capacity.

        The Company and Suzuki have enjoyed an excellent relationship since the Company's inception. Suzuki purchased approximately 31% of the Company's then outstanding capital stock in July 1988, prior to the Company's initial public offering in July of 1990, and is currently the Company's largest shareholder with approximately 34% of the Company's outstanding capital stock.

        Since the Company began snowmobile production, it has followed a build-to-order policy to control inventory levels. Under this policy, the Company only manufactures a number of snowmobiles equivalent to the orders received from its dealers and distributors, plus a number of uncommitted units used for dealer and market development, in-house testing and miscellaneous promotional purposes.

        Most sales of snowmobiles to retail customers begin in the early fall and continue during the winter. Orders by dealers and distributors for each year's production are placed in the spring following dealer and distributor meetings. Snowmobiles are built commencing in the late spring and continuing through late autumn.

        Retail sales of ATVs occur throughout the year with seasonal highs occurring in the spring and fall. The Company builds and purchases ATVs throughout the year to coincide with dealer and consumer demand.

        The Company is committed to an ongoing engineering program dedicated to innovation and to continued improvements in the quality and performance of its products as well as new product introduction. The Company currently employs 124 individuals in the design and development of new and existing products, with an additional 20 individuals directly involved in the testing of snowmobiles and ATVs in normal and extraordinary conditions. In addition, snowmobiles and ATVs are tested in conditions and locations similar to those in which they are used. The Company uses computer-aided design and manufacturing systems to shorten the time between initial concept and final production. For fiscal years ended 2010, 2009, and 2008, the Company spent approximately $12,926,000, $18,404,000, and $18,343,000, respectively, on engineering, research and development. In addition, utilizing their particular expertise, the Company's vendors regularly test and apply new technologies to the design and production of component parts.

Sales and Marketing

        The Company's products are currently sold through an extensive network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, South America, the Middle East, Asia and other international markets. To promote new dealerships and to service its existing dealer network, the Company also employs sales representatives throughout the United States and Canada.

        The Company's dealers enter into a three year contract and are required to maintain status as an authorized dealer in order to continue selling the Company's products. To obtain and maintain such status, dealers are expected to order a sufficient number of snowmobiles and/or ATVs to service their market area adequately. In addition, the dealers must perform service on these units and maintain satisfactory service performance levels, and their mechanics are expected to complete special training provided by the Company. Dealers are also expected to carry adequate levels of inventory of genuine Arctic Cat parts, garments and accessories. As is typical in the industry, most of the Company's dealers also sell some combination of motorcycles, marine products, lawn and garden products and other related products.

        The Company utilizes distributors in some countries outside the United States and Canada to take advantage of their knowledge and experience in their respective markets and to increase market penetration of its products. Canadian sales are made in Canadian dollars, nearly all of which are financed through a certain Canadian financial institution. Most sales to distributors outside North America are made in U.S. dollars and are supported to some extent by letters of credit.

        The Company's sales and marketing efforts are comprised of dealer and consumer promotions, direct advertising and cooperative advertising programs with its dealers. The Company and its distributors usually conduct dealer shows annually in order to introduce the upcoming year's models and to promote dealer orders. Marketing activities are designed to promote directly to consumers. Products are advertised and promoted by the Company in consumer magazines, online and through other media. In addition, the Company engages in extensive dealer cooperative advertising, on a local and national level, whereby the Company and its dealers share advertising costs. Each season the Company produces promotional films, product brochures, point of purchase displays, leaflets, posters and banners, and other promotional items for use by dealers. The Company also participates in key regional consumer shows and rallies with dealers and sponsors independent racers who participate in snowmobile races throughout the world. In order for its dealers and distributors to remain price competitive and to reduce retail inventories, the Company will from time to time make available to them rebate programs, discounts, or other incentives. In order to build brand loyalty the Company publishes online, during the year, magazines called Pride (snowmobile) and Ride (ATV and Prowler).

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

        Certain materials used in snowmobile, ATV and Prowler manufacturing that are toxic, flammable, corrosive or reactive are classified by the federal and state governments as "hazardous materials." Control of these substances is regulated by the Environmental Protection Agency (EPA) and various state pollution control agencies, which require reports and inspection of facilities to monitor compliance. The Company's manufacturing facilities are subject to the regulations promulgated by, and may be inspected by, the Occupational Safety and Health Administration.

        The Consumer Product Safety Commission ("CPSC") has federal oversight over product safety issues related to snowmobiles, ATVs and Prowlers and from time to time promulgates rules related to safety. For example, in August 2006, the CPSC issued a Notice of Proposed Rulemaking to establish mandatory safety standards for ATVs. The proposed rule mainly would require all ATV manufacturers to comply with certain safety standards which were voluntary, were complied with by the Company and have since become a mandatory rule under the Consumer Product Safety Improvement Act ("Act") passed by Congress in August 2008. In October 2009, the CPSC issued an Advance Notice of Proposed Rulemaking to establish mandatory safety standards for Recreational Off-Highway Vehicles (ROVs). The CPSC has not issued final rules in either of these matters. Various states have also promulgated safety regulations regarding snowmobiles ATVs and Prowlers, none of which have had a materially more burdensome impact on the Company than CPSC regulations.

        The Act also includes a provision that requires all manufacturers and distributors who import into or distribute certain products in the United States to comply with provisions which limit the amount of lead paint and lead content that can exist in snowmobiles and ATVs sold in the United States designed and intended primarily for children twelve years of age and younger and requires strict testing to determine relevant lead levels The Company does not believe these restrictions have had or will have a material adverse effect on the Company or negatively impact its business to any greater degree than those of its competitors who sell children's products in the United States.

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

Effects of Weather

        While from time to time lack of snowfall in a particular region may adversely affect snowmobile retail sales within that region, the Company works to mitigate this effect by taking snowmobile orders in the spring for the following winter season. In the past, weather conditions have materially affected snowmobile sales and there is no assurance that weather conditions will not materially affect the Company's future sales of snowmobiles, ATVs and parts, garments and accessories.

Employees

        At March 31, 2010, the Company had 1,350 employees including 325 salaried and 1,025 hourly and production personnel. The Company's employees are not represented by a union or subject to a collective bargaining agreement. The Company has never experienced a strike or work stoppage and considers its relations with its employees to be excellent.

Intellectual Property

        The Company makes an effort to patent significant innovations that it considers patentable and owns numerous patents for its snowmobiles, ATVs and other products. Trademarks are also important to the Company's snowmobile, ATVs and related parts, garments and accessories business activities. The Company has a program of trademark enforcement to eliminate the unauthorized use of its trademarks, thereby strengthening their value. The Company believes that its "Arctic Cat" registered trademark is its most significant trademark. Additionally, the Company has numerous registered trademarks, trade names and logos, both in the United States and internationally.

Financial Information about Geographic Areas

        Financial information regarding domestic and geographic areas is included in Note K, Segment Reporting, of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Available Information

        The Company is subject to the reporting requirements of the Securities Exchange Act of 1934 and its rules and regulations (the "1934 Act"). The 1934 Act requires the Company to file reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Copies of these reports, proxy statements and other information can be read and copied at: SEC Public Reference Room, 100 F Street, N.E., Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's home page at http://www.sec.gov.

        The Company has a Web site at www.arcticcat.com, the contents of which are not part of or incorporated by reference into this Annual Report on Form 10-K. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, available on its Web site, free of charge, as soon as reasonably practicable after such report has been filed with or furnished to, the SEC. The Company's Code of Conduct, as well as any waivers from and amendments to the Code of Conduct, are also posted on the Company's Web site.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Christopher A. Twomey	62	Chairman of the Board of Directors and Chief Executive Officer
Claude J. Jordan	53	President and Chief Operating Officer
Timothy C. Delmore	56	Chief Financial Officer and Corporate Secretary
Terry J. Blount	67	Vice President—Human Resources
Paul A. Fisher	53	Vice President—Operations
Roger H. Skime	67	Vice President—Snowmobile Research & Development
Mary Ellen Walker	55	Vice President—General Manager, Parts, Garments and Accessories

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

        Mr. Blount has been Vice President—Human Resources since 1996. Mr. Blount has over 30 years of Human Resource experience in the manufacturing field. Prior to joining the Company, Mr. Blount worked as Vice President-Human Resources for a Minnesota-based company.

        Mr. Fisher has been Vice President—Operations since May, 2010. Prior to joining the Company, Mr. Fisher worked for Ingersoll Rand, where he served as business leader of the Trane Residential Divisions operations for 5 years. Before joining Ingersoll Rand, Mr. Fisher was employed by Maytag Corporation for approximately 21 years, most recently as Vice President of Southwest Operations for Maytag's Hoover Vacuum Division.

        Mr. Skime has been Vice President—Snowmobile Research and Development of the Company since its inception in 1983 and has been employed in the snowmobile industry for over 40 years.

        Ms. Walker has been Vice President—General Manager, Parts, Garments and Accessories since November 2007. Prior to joining the Company, Ms. Walker had been with a Minnesota-based company, 3M for 26 years, most recently serving as General Manager of Building Safety Solutions, a position that had global responsibility for business units containing window film and fire protection products.

ITEM 1A.    RISK FACTORS

        The following are significant factors known to the Company that could adversely affect the Company's business, financial condition, or operating results, as well as adversely affect the value of an investment in the Company's common stock. These risks could cause Arctic Cat's actual results to differ materially from its historical experience and from results predicted by forward-looking statements. All forward-looking statements made by Arctic Cat are qualified by the risks described below. There may be additional risks that are not presently material or known. You should carefully consider each of the following risks and all other information set forth in this Annual Report on Form 10-K.

General Economic Conditions and Certain Other External Factors

        Companies within the snowmobile and ATV industry are subject to volatility in operating results due to external factors such as general economic conditions, including high unemployment. Specific factors affecting the industry include:

  •
  Overall consumer confidence and the level of discretionary consumer spending;

  •
  Interest rates, related higher dealer floorplan costs

  •
  Sales incentives and promotional costs

  •
  Adverse impact on margins due to increases in raw material and transportation costs which companies are unable to pass on to dealers without negatively affecting sales; and

  •
  Fluctuation in foreign currency exchange rates.

        The economic recession currently being experienced has negatively impacted our sales and the Company may continue to suffer lower sales levels until the end or near the end of the recession.

The Company's products are subject to extensive federal and state safety, environmental and other government regulation that may require the Company to incur expenses or modify product offerings in order to maintain compliance with the actions of regulators.

        The Company's products are subject to extensive laws and regulations relating to safety, environmental and other regulations promulgated by the U.S. and Canadian federal governments and individual states and provinces as well as international regulatory authorities. Although the Company believes that its snowmobiles, and ATVs have always complied with applicable vehicle safety and emissions standards and related regulations, there can be no assurance that future regulations will not require additional safety standards or emission reductions that would require additional expenses and/or modification of product offerings in order to maintain such compliance. Although the Company is unable to predict the ultimate impact of adopted or proposed regulations on its business and operating results, the Company believes that its business would be no more adversely affected than those of its competitors by the adoption of any pending laws or regulations.

A significant adverse determination in any material product liability claim against the Company could adversely affect its operating results or financial condition.

        Accidents involving personal injury and property damage occur in the use of snowmobiles and ATVs. Claims have been made against the Company from time to time. It is the Company's policy to vigorously defend against these actions. The Company presently maintains product liability insurance on a "per occurrence" basis (with coverage being provided in respect of accidents which occurred during the policy year, regardless of when the related claim is made) in the amount of $10,000,000 in the aggregate, with a $10,000,000 self-insured retention. While Arctic Cat does not believe the outcome of any pending product liability litigation will have a material adverse effect on its operations, no assurance can be given that material product liability claims against Arctic Cat will not be made in the future. Adverse determination of material product liability claims made against Arctic Cat could adversely affect its operating results or financial condition.

Significant repair and/or replacement with respect to product warranty claims or product recalls could have a material adverse impact on the results of operations.

        The Company provides a limited warranty for a period of six months for its ATVs and one year for its snowmobiles. The Company may provide longer warranties in certain geographical markets as determined by local regulations and market conditions. Although the Company employs quality control procedures, sometimes a product is distributed which needs repair or replacement. The Company's standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Historically, product recalls have been administered through the Company's dealers and distributors and have not had a material effect on the Company's business. See Note A of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Changing weather conditions may reduce demand for certain Arctic Cat products and negatively impact net sales.

        Lack of snowfall in any year in any particular region of the United States or Canada may adversely affect snowmobile retail sales and related parts, garments and accessories sales in that region. There is no assurance that weather conditions will not materially affect the Company's future sales of snowmobiles, ATVs, and parts, garments and accessories.

The Company faces intense competition in all product lines, from competitors that have greater financial and marketing resources. Failure to compete effectively against competitors would negatively impact the Company's business and operating results.

        The snowmobile and ATV markets in the United States and Canada are highly competitive. Competition in such markets is based upon a number of factors, including performance, ride, suspension, innovation, technology, styling, fit and finish, brand loyalty, reliability, durability, price and distribution. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as sales incentives and cooperative advertising). The Company's competitors are more diversified and have financial and marketing resources which are substantially greater than those of the Company. In addition, the Company's products compete with many other recreational products for the discretionary spending of consumers and to a lesser extent, with other vehicles designed for utility applications. If the Company is not able to effectively compete in this environment, its business and operating results will be negatively impacted.

Termination or interruption of supply arrangements could have a material adverse effect on the Company's business or results of operations.

        Suzuki has manufactured snowmobile engines and through fiscal 2008 certain ATV engines for the Company pursuant to supply agreements which have been automatically renewed annually. During late fiscal 2005, the Company began manufacturing certain of its own designed ATV engines as part of a strategic first step in a new engine program. The Company believes that having the capability to design and manufacture its own ATV engines enables Arctic Cat to offer customers more choices, provide excellent value, lower Japanese yen currency exposure and enhance its long-term competitive position. In 2007, the Company transitioned its engine manufacturing from the Thief River Falls facility to its new facility in St. Cloud, Minnesota. Beginning in fiscal 2009, substantially all the Company's ATVs use engines that are produced from the Company's engine facility or purchased separately or as part of the 50cc to 450cc units the Company receives from a Taiwanese supplier.

        On June 4, 2010 Arctic Cat signed an agreement under which Arctic Cat will discontinue the purchase of snowmobile engines from Suzuki following the 2014 model year. Suzuki has been a good long term supplier of snowmobile engines. However, this new agreement will allow Arctic Cat to gain more control of its products and enhance its ability to meet regulatory and performance requirements. Arctic Cat will expand its snowmobile engine design capabilities, work with a variety of vendors for various engine services, as well as better maximize its current engine manufacturing capacity.

        While the Company anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which it relies upon limited sources of supply, there can be no assurance that alternate supply arrangements will be made on satisfactory terms.

Interruption of dealer floorplan financing could have a material impact on the Company's business operations.

        The Company has agreements with GE Commercial Distribution Finance in the United States and Textron Financial Corporation (TFC) in Canada to provide snowmobile and ATV floor plan financing for the Company's North American dealers. These agreements improve the Company's liquidity by financing dealer purchases of products without requiring substantial use of the Company's working capital. The Company is paid by the floorplan companies shortly after shipment and as part of its marketing programs the Company pays the floor plan financing of its dealers for certain set time periods depending on the size of a dealer's order. The Company's agreements with TFC to floorplan its Canadian dealers terminates April 30, 2012. On December 22, 2008, Textron announced plans to exit the non-captive dealer floorplan business. While the Company anticipates securing another dealer floorplan source for its Canadian dealers there can be no assurance that an alternative source will be secured before the termination of its agreements with TFC or that the costs and other terms of such new financing source will not be significantly less favorable to the Company than has historically been available.

        In addition the U.S. dealer floor plan agreement contains covenants which the Company might be unable to meet in some future period requiring the need for waivers or replacement financing.

Termination, interruption or nonrenewal of bank credit agreements could have a material adverse affect on the Company's business or results of operations.

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the spring and commencement of shipments late in the first quarter resulting in significant fluctuations in the Company's working capital requirements during each year. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of this cycle. While the Company expects to continue with its current multi-year working capital financing agreement from its lender, given the turmoil in the economy and banking sector, there can be no assurance that working capital financing arrangements will remain available or that the costs and other terms of new financing arrangements will not be significantly less favorable to the Company than has historically been available.

        In addition the Company's current bank credit agreement contains covenants which the Company might be unable to meet in some future period requiring the need for waivers or replacement financing.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following sets forth the Company's material property holdings as of March 31, 2010.

Location	Facility Type / Use	Owned or Leased	Sq Ft.
Thief River Falls, Minnesota	Manufacturing / Corporate Office	Owned	585,000
Thief River Falls, Minnesota	Warehouse	Leased	69,305
Thief River Falls, Minnesota	Warehouse	Leased	9,000
Bucyrus, Ohio	Distribution Center	Owned	202,000
Winnipeg, Manitoba	Service Center	Leased	9,929
Island Park, Idaho	Test & Development Facility	Owned	3,000
St. Johann, Austria	Manufacturing/Distribution	Leased	44,409
St. Cloud, Minnesota	Manufacturing	Owned	60,800
Plymouth, Minnesota	Corporate Office	Leased	11,420

ITEM 3.    LEGAL PROCEEDINGS

        Accidents involving personal injury and property damage occur in the use of snowmobiles and ATVs. Claims have been made against the Company from time to time. It is the Company's policy to vigorously defend against these actions. The Company is not involved in any legal proceedings which it believes will have the potential for a materially adverse impact on the Company's business or financial condition.

        Product liability insurance is presently maintained by the Company on a "per occurrence" basis (with coverage being provided in respect of accidents which occurred during the policy year, regardless of when the related claim is made) in the amount of $10,000,000 in the aggregate, with a $10,000,000 self-insured retention. The Company believes such insurance is adequate.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock is traded on The NASDAQ Global Select Market under the NASDAQ symbol "ACAT". Quotations below represent the high and low sale prices as reported by NASDAQ. The Company's stock began trading on NASDAQ on June 26, 1990.

	2010		2009
Years ended March 31, Quarterly Prices	High	Low	High	Low
First Quarter	$5.01	$3.30	$8.72	$6.42
Second Quarter	$7.99	$3.77	$12.20	$6.30
Third Quarter	$9.32	$5.67	$9.50	$4.18
Fourth Quarter	$12.76	$8.15	$5.55	$2.40

        As of June 4, 2010, the Company had approximately 366 stockholders of record, including the nominee of Depository Trust Company which held 11,420,634 shares of common stock.

Cash Dividends Paid

        Cash dividends were declared quarterly and had been paid through the third quarter of fiscal year 2009 since 1995. In response to the continuing economic recession and to conserve cash, the Company suspended quarterly cash dividends on its common stock effective January 29, 2009. During the first three quarters of fiscal year 2009, the Company paid dividends of $0.07 per quarter or $0.21 for the fiscal year.

Company Purchases of Company Equity Securities

        The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2010 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to the Company's stock repurchase program as of the end of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2010 - January 31, 2010	0	$—	0	1,193,317	(2)
February 1, 2010 - February 28, 2010	0	$—	0	929,368	(2)
March 1, 2010 - March 31, 2010	0	$—	0	921,659	(2)
Total	0	$—	0	921,659	(2)

(1)
The Company has in the past maintained publicly announced stock repurchase programs which have been approved by the Board of Directors. On January 4, 2008, the Company announced that the Board of Directors approved a $10 million stock repurchase program. Pricing under this program has been delegated to management. There is no expiration date for this program.

(2)
Number of shares purchasable at closing price of the Company's common stock on the last trading day of the month.

        The Company has historically purchased its common stock primarily to offset the dilution created by employee stock option programs and because the Board of Directors believed investment in the Company's common stock was a good use of its excess cash.

        Stock purchases have been executed in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. There have been no other purchases of the Company's common stock.

Performance Graph

        In accordance with the rules of the SEC, the following performance graph compares the performance of the Company's common stock on The NASDAQ Stock Market to the Standard & Poor's 500 Index, of which the Company is a component, and to the Recreational Vehicles Index prepared by Hemscott, Inc., of which the Company is also a component. The graph compares on an annual basis the cumulative total shareholder return on $100 invested on March 31, 2005, and assumes reinvestment of all dividends and has been adjusted to reflect stock splits. The performance graph is not necessarily indicative of future investment performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Arctic Cat Inc., the S&P 500 Index
and Hemscott—Recreational Vehicles Index

Assumes $100 invested on 3/31/05 in stock or index
Assumes Dividend Reinvested
Fiscal year ending March 31,

	2005	2006	2007	2008	2009	2010
Arctic Cat Inc.	$100.00	$90.09	$74.12	$28.29	$15.27	$43.25
S&P 500	100.00	111.73	124.95	118.60	73.43	109.97
Hemscott—Recreational Vehicles	100.00	95.56	100.90	68.78	28.97	62.54

ITEM 6.    SELECTED FINANCIAL DATA

(In thousands, except per share amounts) Years ended March 31,	2010	2009	2008	2007	2006
OPERATING STATEMENT DATA:
Net sales
Snowmobile & ATV units	$350,871	$454,589	$512,170	$678,522	$632,986
Parts, garments & accessories	99,857	109,024	109,398	103,909	99,808

Total net sales	450,728	563,613	621,568	782,431	732,794

Cost of goods sold
Snowmobile & ATV units	309,217	411,776	447,633	578,533	536,467
Parts, garments & accessories	58,275	68,665	68,395	66,951	64,599

Total cost of goods sold	367,492	480,441	516,028	645,484	601,066

Gross profit	83,236	83,172	105,540	136,947	131,728
Operating expenses
Selling & marketing	33,929	43,971	47,634	54,108	53,673
Research & development	12,926	18,404	18,343	20,262	19,323
General & administrative	35,045	33,904	48,276	30,644	25,997
Goodwill impairment charge	—	1,750	—	—	—

Total operating expenses	81,900	98,029	114,253	105,014	98,993

Operating profit (loss)	1,336	(14,857)	(8,713)	31,933	32,735
Interest income	12	117	632	1,139	1,556
Interest expense	(250)	(1,015)	(1,066)	(1,026)	(105)

Earnings (loss) before income taxes	1,098	(15,755)	(9,147)	32,046	34,186
Income tax expense (benefit)	(777)	(6,247)	(5,888)	9,976	10,440

Net earnings (loss)	$1,875	$(9,508)	$(3,259)	$22,070	$23,746

Net earnings (loss) per share
Basic	$0.10	$(0.53)	$(0.18)	$1.16	$1.21
Diluted	$0.10	$(0.53)	$(0.18)	$1.15	$1.20
Cash dividends per share	$—	$0.21	$0.28	$0.28	$0.28

Weighted average shares outstanding
Basic	18,220	18,070	18,137	19,030	19,642
Diluted	18,291	18,070	18,137	19,128	19,828
As of March 31,	2010	2009	2008	2007	2006
BALANCE SHEET DATA (In thousands):
Cash and short-term investments	$71,062	$11,413	$35,063	$75,277	$69,893
Working capital	125,695	109,524	113,274	110,382	108,348
Total assets	246,084	251,165	305,898	326,204	311,236
Long-term debt	—	—	—	—	—
Shareholders' equity	167,339	164,848	180,862	192,221	189,365

QUARTERLY FINANCIAL DATA (unaudited)

(In thousands, except per share amounts)	Total Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales
2010	$450,728	$69,370	$166,300	$131,040	$84,018
2009	563,613	93,877	204,314	174,699	90,723
2008	621,568	87,862	205,210	159,595	168,901
Gross Profit
2010	$83,236	$7,548	$45,211	$22,581	$7,896
2009	83,172	12,877	47,122	20,367	2,806
2008	105,540	11,710	53,002	16,880	23,948
Net Earnings (Loss)
2010	$1,875	$(5,947)	$14,780	$2,602	$(9,560)
2009	(9,508)	(6,963)	16,915	(2,724)	(16,736)
2008	(3,259)	(7,155)	13,944	(10,472)	424
Net Earnings (Loss) Per Share
2010 Basic	$0.10	$(0.33)	$0.81	$0.14	$(0.52)
Diluted	0.10	(0.33)	0.81	0.14	(0.52)
2009 Basic	(0.53)	(0.39)	0.94	(0.15)	(0.93)
Diluted	(0.53)	(0.39)	0.93	(0.15)	(0.93)
2008 Basic	(0.18)	(0.39)	0.77	(0.58)	0.02
Diluted	(0.18)	(0.39)	0.76	(0.58)	0.02

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Level Overview

        Fiscal 2010 net sales decreased 20% to $450.7 million from $563.6 million in fiscal 2009. Fiscal 2010 net earnings were $1.9 million or $0.10 per diluted share compared to a net loss of $9.5 million or $0.53 per diluted share in fiscal 2009. The decrease in net sales for all product lines was mainly due to decreased sales caused by challenging retail market conditions. Fiscal 2010 was another challenging year for the powersports industry including Arctic Cat. However, in spite of the challenges the Company was able to greatly improve operating results and return the Company to profitability on significantly lower sales levels, improve its market share in both product lines and improve the financial health of its dealer network by continuing to help them reduce their inventory. In addition, the Company improved its liquidity by ending the fiscal year with $71 million in cash and short-term investments.

        The retail sales climate for all the Company's products remained difficult in 2010 due to the severe contraction of the U.S. economy which began in the last half of 2008 and continued throughout 2010. Dramatically lower consumer spending as well as historically low consumer confidence and rising unemployment all contributed to industry-wide weak retail demand.

        Industry-wide retail sales of snowmobiles in North America declined 21% this year. However, like last year, snowmobile retail sales out performed every other recreational vehicle category in North America. While retail sales of snowmobiles are certainly affected by the economic environment, they are also impacted by snow conditions. In the U.S., snow conditions were generally good for the third year in a row, which helped snowmobile retail sales out perform the other recreational vehicle categories. Canada experienced very poor snow conditions throughout most of the eastern half of the country which had a significant negative impact on retail sales. Retail sales of Arctic Cat snowmobiles outperformed the industry and the Company gained nearly three points of market share. At the same time, the Company reduced dealer inventories by 20%. Dealer inventory reduction has been an ongoing part of the Company's strategy for 3 years and during that time, the Company has reduced dealer inventories by 54%. Overall, the Company expects snowmobile sales to increase 5% to 7% in fiscal 2011.

        Industry-wide retail sales of ATVs again declined throughout the year driven by the continued uncertainties in the economy, relatively weak consumer confidence and unemployment figures at near historic levels. The Company expects these same factors to impact retail sales of ATVs throughout fiscal 2011 as well. However, by year end, the Company expects enough change in the overall economic environment so that retail sales declines will slow to about half the level experienced in the 2010 fiscal year. The Company's focus for fiscal 2011 will again be gaining market share and reducing dealer inventories. During fiscal year 2010, the Company's ATV business gained one point of market share in North America and the Company's dealer inventories declined by 24% over the prior year. In view of the current North American economic environment, the Company does not expect ATV retail sales to improve over last year, although the Company may see a slight uptick in the ATV market by the end of fiscal 2011 if the economy begins to rebound. As a result, the Company expects ATV sales to decrease 3% to 6% in fiscal 2011.

        ATV sales decreased 24% in fiscal 2010 to $187.9 million from $247.3 million in fiscal 2009. ATV net sales first surpassed snowmobile net sales in fiscal 2004 and are the Company's largest product line, comprising 42% of net sales in fiscal 2010. Snowmobile sales decreased 21% in fiscal 2010 to $162.9 million from $207.3 million in fiscal 2009, primarily due to the planned reduction last fiscal year in snowmobile production to align dealer inventory with retail demand. Snowmobiles comprised 36% of the Company's net sales in fiscal 2010. Parts, garments and accessories sales decreased in fiscal 2010 to $99.9 million from $109.0 million in fiscal 2009. Parts, garments and accessories sales were 22% of the Company's net sales in fiscal 2010. The following discussions should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report form 10-K.

Results of Operations

Product Line Sales for the Year Ended March 31,

($ in thousands)	2010	Percent of Total Sales	2009	Percent of Total Sales	Percent Change 2010 vs 2009	2008	Percent of Total Sales	Percent Change 2009 vs 2008
ATV	$187,953	42%	$247,309	44%	(24)%	$350,296	56%	(29)%
Snowmobile	162,918	36%	207,280	37%	(21)%	161,874	26%	28%
Parts, garments & accessories	99,857	22%	109,024	19%	(8)%	109,398	18%	0%

Net Sales	$450,728	100%	$563,613	100%	(20)%	$621,568	100%	(9)%

        Product Line Sales—During fiscal 2010 net sales decreased 20% to $450.7 million from $563.6 million in fiscal 2009. ATV unit volume decreased 34%, snowmobile unit volume decreased 28% and parts, garments and accessories sales decreased $9 million. The decrease in net sales for all product lines was mainly due to decreased sales caused by challenging retail market conditions. During fiscal 2009, net sales decreased 9% to $563.6 million from $621.6 million in fiscal 2008. ATV unit volume decreased 35%, snowmobile unit volume increased 18% and parts, garments and accessories sales decreased $374,000. The decrease in ATV net sales was due to declining industry-wide retail demand and a planned reduction in ATV production. Snowmobile unit volume increased 18% mainly due to innovative new products, lower North American dealer inventories and increased international sales. Parts Garments and Accessories sales in 2009 were essentially flat due challenging macroeconomic conditions.

Cost of Goods Sold for the Year Ended March 31,

($ in thousands)	2010	Percent of Total Sales	2009	Percent of Total Sales	Percent Change 2010 vs. 2009	2008	Percent of Total Sales	Percent Change 2009 vs. 2008
Snowmobiles & ATV units	$309,217	68.6%	$411,776	73.1%	(24.9)%	$447,633	72.0%	(8.0)%
Parts, garments & accessories	58,275	12.9%	68,665	12.2%	(15.1)%	68,395	11.0%	0.4%

Total Cost of Goods Sold	$367,492	81.5%	$480,441	85.2%	(23.5)%	$516,028	83.0%	(6.9)%

        Cost of Goods Sold—During fiscal 2010 cost of sales decreased 23.5% to $367.5 million from $480.4 million for fiscal 2009. Fiscal 2010 snowmobile and ATV unit cost of sales decreased 24.9% to $309.2 million from $411.8 million in line with decreases in unit sales in fiscal 2010 compared to fiscal 2009. The fiscal 2010 cost of sales for parts, garments and accessories decreased to $58.3 million from $68.7 million for fiscal 2009. Cost of sales for fiscal 2010 also decreased due to efforts to cost reduce our products, pricing increases and a stronger Canadian dollar exchange rate. Fiscal 2009 cost of sales decreased 6.9% to $480.4 million from $516.0 million for fiscal 2008. Fiscal 2009 snowmobile and ATV unit cost of sales decreased 8.0% to $411.8 million from $447.6 million in line with the decrease in unit sales in fiscal 2009 compared to fiscal 2008. The fiscal 2009 cost of sales for parts, garments and accessories was essentially flat at $68.7 million compared to $68.4 million for fiscal 2008 in line with flat sales.

Gross Profit for the Year Ended March 31,

($ in thousands)	2010	2009	Change 2010 vs 2009	2008	Change 2009 vs 2008
Gross Profit Dollars	$83,236	$83,172	0.1%	$105,540	(21)%
Percentage of Sales	18.5%	14.8%	3.7%	17.0%	(2)%

        Gross Profit—Gross profit increased 0.1% to $83.2 million in 2010 from $83.2 million in 2009. The gross profit percentage for fiscal 2010 increased to 18.5% versus 14.8% in 2009. The increase in the 2010 gross profit percentage was primarily due to higher margin percentages for all product lines resulting from the efforts undertaken to rescale the business, cost reduce products, pricing increases and a stronger Canadian dollar exchange rate. Gross profit decreased 21% to $83.2 million in 2009 from $105.5 million in 2008. The gross profit percentage for fiscal 2009 decreased to 14.8% versus 17.0% in 2008. The decrease in the 2009 gross profit percentage was primarily due to a weaker Canadian dollar exchange rate, lower ATV volumes offset by lower sales incentives for both ATVs and snowmobiles.

Operating Expenses for the Year Ended March 31,

($ in thousands)	2010	2009	Change 2010 vs 2009	2008	Change 2009 vs 2008
Selling & Marketing	$33,929	$43,971	(23)%	$47,634	(8)%
Research & Development	12,926	18,404	(30)%	18,343	0%
General & Administrative	35,045	33,904	3%	48,276	(30)%
Goodwill Impairment Charge	—	1,750	—	—	—

Total Operating Expenses	$81,900	$98,029	(16)%	$114,253	(14)%

Percentage of Sales	18.2%	17.4%		18.4%

        Operating Expenses—Selling and Marketing expenses decreased 23% to $33.9 million in 2010 from $44.0 million in 2009, primarily due to lower advertising expenses. Selling and Marketing expenses decreased 8% to $44.0 million in 2009 from $47.6 million in 2008 due primarily to lower advertising expenses. Research and Development expenses decreased 30% to $12.9 million in 2010 compared to $18.4 million in 2009 due primarily to lower compensation and development expenses. Research and development expenses were essentially flat at $18.4 million in 2009 from $18.3 million in 2008. General and Administrative expenses increased 3% to $35.0 million in 2010 from $33.9 million in 2009 due primarily to increased Canadian hedge costs. General and Administrative expenses decreased 30% to $33.9 million in 2009 from $48.3 million in 2008 due primarily decreased Canadian hedge costs and to a lesser extent decreased product liability and litigation expense. During the fourth quarter of fiscal 2009 the Company recorded a $1.75 million non-cash goodwill impairment charge in accordance with Accounting Standards Codification (ASC) 350, Intangibles—Goodwill and Others.

        Other Income / Expense—Interest income decreased 89.7% to $12,000 in fiscal 2010 from $117,000 in fiscal 2009. Interest expense decreased 75% to $250,000 in fiscal 2010 from $1.0 million in fiscal 2009. Interest income was primarily affected by the lower cash levels at the beginning of the fiscal year compared to last year, as well as lower interest rates during fiscal 2010. Interest expense is lower due to lower borrowing levels primarily driven by reduced inventory levels and the Company's improved cash levels. Interest income decreased to $117,000 in fiscal 2009 from $632,000 in fiscal 2008. Interest expense decreased 4.8% to $1.0 million in fiscal 2009 from $1.1 million in fiscal 2008. Interest income was primarily affected by the lower cash levels at the beginning of the fiscal year compared to the last year, as well as lower cash balances during the third and fourth quarters of fiscal 2009. Interest expense was comparable to the prior year as a result of similar borrowing levels in 2009 compared to 2008.

        Net Earnings (Loss)—The fiscal 2010 net income was $1.9 million or $0.10 per diluted share versus a net loss of $9.5 million or $0.53 per diluted share for fiscal 2009. Net earnings (loss) as a percent of net sales were 0.4% and (1.7%) in 2010 and 2009, respectively. The increased earnings are attributable to the reduction in the Company's cost structure through aggressive expense controls, manufacturing efficiencies and low cost sourcing which led to higher gross margins and operating profits in fiscal 2010. The fiscal 2009 net loss was $9.5 million or $0.53 per diluted share compared to a net loss of $3.3 million or $0.18 per diluted share for fiscal 2008. Net earnings as a percent of net sales were (1.7%) and (0.5%) in 2009 and 2008, respectively. The increase in the net loss is attributable primarily to decreased ATV sales.

Critical Accounting Policies

        The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The Company reviewed the development and selection of the critical accounting policies and believes the following are the most critical accounting policies that could have an effect on the Company's reported results. These critical accounting policies and estimates have been reviewed with the Audit Committee of the Board of Directors.

  Revenue Recognition

        The Company recognizes revenue and provides for estimated marketing and sales incentive costs when products are shipped to dealers and distributors pursuant to their order, the price is fixed and collection is reasonably assured. The Company has agreements with finance companies to repurchase products repossessed up to certain limits. The Company's financial exposure to repurchase products is limited to the difference between the amount paid to the finance company and the resale value of the repossessed products. Historically, the Company has not incurred material losses as a result of repurchases nor has it provided a financial reserve for repurchases. Adverse changes in retail sales could cause this situation to change.

  Marketing and Sales Incentive Costs

        The Company provides for various marketing and sales incentive costs which are offered to its dealers and consumers at the later of when the revenue is recognized or when the marketing and sales incentive program is approved and communicated. Examples of these costs include: dealer and consumer rebates, dealer floorplan financing assistance and other incentive and promotion programs. Adverse market conditions resulting in lower than expected retail sales or the matching of competitor programs could cause accrued marketing and incentive costs to materially increase if the Company authorizes and communicates new programs to its dealers. The Company estimates marketing and sales incentive costs based on expected usage and historical experience. The related marketing and sales incentive costs accrual as of March 31, 2010 and 2009 was $7.9 million and $6.2 million, respectively, and included in accrued marketing in the Company's balance sheet. The decrease in this accrual was a result of current announced and communicated marketing and sales incentive programs and retail market conditions. Historically, marketing and sales incentive program expenses have been within our expectations. To the extent current experience differs with previous estimates the accrued liability for marketing and sales incentives is adjusted accordingly.

  Product Warranties

        The Company generally provides a limited warranty to the owner of snowmobiles for 12 months from the date of consumer registration and for 6 months on ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to their estimate as actual claims become known or the amounts are determinable. Adverse changes in actual warranty costs compared to the Company's initial estimates could cause accrued warranty costs to materially change. The accrued warranty costs as of March 31, 2010 and 2009 was $14.1 million and $15.7 million, respectively. Historically, actual warranty costs have been within our expectations.

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

  Product Liability and Litigation

        The Company is subject to product liability claims and other litigation in the normal course of business. The Company insures for product liability claims although it retains a modest self insured retention accrual within the balance sheet caption "Insurance". The estimated costs resulting from any losses over insured amounts are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.

        The Company utilizes historical trends and other analysis to assist in determining the appropriate loss. Adverse changes in the final determination of product liability or other claims made against the Company could have a material impact on the Company's financial condition. Historically, actual product liability and litigation costs have been within our expectations.

Stock-Based Compensation

        The Company recognizes stock based compensation based on certain assumption inputs within the Black-Scholes Model. These assumption inputs are used to determine an estimated fair value of stock based payment awards on the date of grant and require subjective judgment. The Company accounts for stock based payment awards in accordance with ASC 718, Compensation—Stock Compensation. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options. Management assesses the assumptions and methodologies used to calculate estimated fair value of stock-based compensation on a regular basis. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and the Company employs different assumptions in the application of ASC 718 the amount of compensation expense associated with ASC 718 may differ significantly from what was recorded in the current period.

Liquidity and Capital Resources

        The seasonality of the Company's snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production in the early spring and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company's working capital requirements during the year. The following table represents sales and ending inventories by each of the quarters in the years ended March 31, 2010 and 2009.

	First	Second	Third	Fourth	Total
2010
ATV	$32,172	$51,726	$48,214	$55,841	$187,953
Snowmobile	17,916	85,740	58,665	597	162,918
PG&A	19,281	28,835	24,161	27,580	99,857

Total Sales	$69,369	$166,301	$131,040	$84,018	$450,728

Inventories	$127,092	$133,605	$106,264	$81,361

2009
ATV	$53,774	$71,646	$57,752	$64,137	$247,309
Snowmobile	21,416	98,379	90,865	(3,380)	207,280
PG&A	18,687	34,289	26,082	29,966	109,024

Total Sales	$93,877	$204,314	$174,699	$90,723	$563,613

Inventories	$156,152	$172,320	$150,397	$120,804

        As a result of the Company's better matching of ATV production to wholesale and retail demand for ATV units, the Company's finished goods inventory balance decreased as of March 31, 2010 compared with March 31, 2009. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company believes current available cash and cash generated from operations together with working capital financing through its available line of credit will provide sufficient funds to finance the Company on a short and long-term basis. However, given the turmoil in the economy and banking sector, there can be no assurance that adequate working capital financing arrangements will remain available or that the costs and other terms of such new financing arrangements will not be significantly less favorable to the Company than has historically been available.

Cash and Short-Term Investments

        Cash and short-term investments increased to $71,062,000 at March 31, 2010 from $11,413,000 at March 31, 2009 because of improved profitability and working capital management.. The Company's cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company's snowmobile and spring ATV production cycles begin. The Company's investment objectives are first, safety of principal and second, rate of return.

Financing Arrangements and Cash Flows

        The Company has operated since November 2009 under a $60,000,000 secured bank credit agreement for the documentary and stand-by letters of credit and for working capital purposes. The

Company may borrow up to $60,000,000 during June through November and up to $35,000,000 during all other months of the fiscal year. The total letters of credit issued at March 31, 2010 were $14,902,000, of which $4,543,000 was issued to Suzuki for engine and service parts purchases and $10,000,000 to GE Commercial Distribution Finance.

        The Company has agreements with GE Commercial Distribution finance in the United States and Textron Financial Corporation (TFC) in Canada to provide snowmobile and ATV floorplan financing for the Company's dealers. These agreements improve the Company's liquidity by financing dealer purchases of products without requiring substantial use of the Company's working capital. The Company is paid by the floorplan companies shortly after shipment and as part of its marketing programs the Company pays the floorplan financing of its dealers for certain set time periods depending on the size of a dealer's order. The Company's agreements with TFC to floorplan its Canadian dealers terminates April 30, 2012. On December 22, 2008, Textron announced plans to exit the non-captive dealer floorplan business. While the Company anticipates securing another dealer floorplan source for its Canadian dealers at acceptable terms and conditions before the termination of its agreements with TFC, there can be no assurance that an alternative source will be secured before termination of its agreements with TFC or that the costs and other terms of such new financing source will not be significantly less favorable to the Company than has historically been available.

        The financing agreements require repurchase of repossessed new and unused units and set limits upon the Company's potential liability for annual repurchases. The aggregate potential liability was approximately $81,684,000 at March 31, 2011. The Company has incurred no material losses under these agreements. The Company believes current available cash and cash generated from operations provide sufficient funding in the event there is a requirement to perform under this guarantee and repurchase agreement.

        In 2010, the Company invested $6,540,000 in capital expenditures. The Company expects that capital expenditures will increase to approximately $16,000,000 in fiscal 2011. Since 1996, the Company has repurchased over 11 million shares of common stock. There is approximately $10,000,000 remaining on the January 2008 repurchase authorization. The Company believes that cash generated from operations and available cash will be sufficient to meet its working capital, and capital expenditure requirements on a short and long-term basis.

Contractual Obligations

        The following table summarizes the Company's significant future contractual obligations at March 31, 2010 (in millions):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 years
Operating Lease Obligations	$0.9	$0.2	$0.5	$0.2	—
Purchase Obligations(1)	57.6	57.6	—	—	—

Total Contractual Obligations	$58.5	$57.8	$0.5	$0.2	—

(1)
The Company has outstanding purchase obligations with suppliers and vendors at March 31, 2010 for raw materials and other supplies as part of the normal course of business.

Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Annual Report on Form 10-K, as well as the Company's annual report to shareholders and future filings with the Securities and Exchange Commission, the Company's press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate" and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to the risk factors described in Item 1A of this Annual Report on Form 10-K. The Company does not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation, Foreign Exchange Rates and Interest Rates

        Inflation historically, has not significantly impacted on the Company's business. The Company generally has been able to offset the impact of increasing costs through a combination of productivity gains and product sales price increases.

        During fiscal 2010, approximately 10% of the Company's cost of sales was purchased from Japanese yen denominated suppliers. The majority of these purchases were made from Suzuki, who supplies engines for the Company's snowmobiles and ATVs. The Company has an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually. During fiscal 2010, the exchange rate fluctuation between the U.S. dollar and the Japanese yen had a modest negative impact on the Company's operating results.

        Sales to Canadian dealers are made in Canadian dollars with the U.S. dollar serving as the functional currency. During fiscal 2010, sales to Canadian dealers comprised 40.3% of total net sales. During fiscal 2010, the exchange rate fluctuation between the U.S. dollar and the Canadian dollar had a modest positive impact on operating profits. During 2010, the Company utilized cash flow hedges to mitigate the variability in Canadian exchange rate changes relating to Canadian dollar fund transfers to the United States. At March 31, 2010 there were no Canadian dollar forward exchange contracts outstanding.

        Sales to European on-road ATV dealers and distributors are made in Euros with the Euro serving as the functional currency. During fiscal 2010, sales to European on-road ATV dealers comprised 5.8% of total net sales. During fiscal 2010, the exchange rate fluctuation between the U.S. dollar and the Euro had no significant impact on operating profits. During 2010, the Company utilized hedges to mitigate the variability in the Euro exchange rate and at March 31, 2010, there were Euro forward exchange contracts outstanding with a notional amount of $4,745,000.

        Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of available-for-sale debt securities approximate related fair value and the associated market risk is not deemed to be significant.

        The Company is a party to a secured bank line of credit arrangement under which it currently may borrow an aggregate of up to $60,000,000. The total letters of credit issued at March 31, 2010 were $14,902,000 of which $4,543,000 was issued to Suzuki Motor Corporation for engine and service parts purchases and $10,000,000 to GE Commercial Distribution Finance. Interest is charged at variable rates based on either LIBOR or prime. Because the interest rate risk related to the line of credit is not deemed to be significant, the Company does not actively manage this exposure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial Statements, Notes, and Report of Independent Registered Public Accounting Firm appear on pages 29 through 43. Quarterly financial data appears in Item 6.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the 1934 Act as of March 31, 2010. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        There have been no significant changes in internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S REPORT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of Arctic Cat is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the assessment management believes that, as of March 31, 2010, the Company's internal control over financial reporting is effective based on those criteria.

        The Company's independent registered public accounting firm has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on the following page.

ITEM 9B.    OTHER INFORMATION

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Arctic Cat Inc.

        We have audited Arctic Cat Inc. and subsidiaries internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Arctic Cat Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arctic Cat Inc. and subsidiaries as of March 31, 2010 and March 31, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2010 and our report dated June 14, 2010 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
June 14, 2010

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information included under the heading "Election of Director," "Election of Director—Board Committees," "Election of Director—Code of Conduct" and "Beneficial Ownership of Capital Stock-Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 5, 2010, is incorporated herein by reference.

        Pursuant to instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

        Our Board of Directors has adopted a code of ethics known as the "Arctic Cat Inc. Code of Business Conduct," which applies to the Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions, as well as our other officers, directors, employees, consultants, agents and representatives. The Company believes that the Arctic Cat Inc. Code of Business Conduct not only documents our historic good business practices, but sets forth guidelines for ensuring that all our personnel act with the highest standards of integrity. The Arctic Cat Inc. Code of Business Conduct is available on the Company's Web site at www.arcticcat.com. A copy of the Arctic Cat Inc. Code of Business Conduct may be obtained, without charge, upon written request to: Arctic Cat Inc. P.O. Box 810, 601 Brooks Ave South, Thief River Falls, MN 56701

        The information provided under the caption "Board Committees" in the Proxy Statement for the Annual Meeting of Shareholders to be held on August 5, 2010, is incorporated herein by reference. There have been no material changes to the procedures by which shareholders may recommend director nominees to the Board of Directors.

ITEM 11.    EXECUTIVE COMPENSATION

        The information included under the heading "Executive Compensation and Other Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 5, 2010, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information included under the heading "Beneficial Ownership of Capital Stock" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 5, 2010, is incorporated herein by reference.

  Equity Compensation Plan Information

        The following table provides information regarding our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing compensation plans as of

March 31, 2010, consisting of our 1989 Stock Option Plan, 1995 Stock Plan, 2002 Stock Plan and 2007 Omnibus Stock and Inventive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,052,829	$14.58	3,775,186
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,052,829	$14.58	3,775,186

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information with respect to certain relationships and related transactions, appearing under the heading "Executive Compensation and Other Information-Certain Transactions" and "Election of Director—Director Independence" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 5, 2010, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the information set forth under the heading "Proposal 2. Ratification and Appointment of Independent Registered Public Accounting Firm" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 5, 2010.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of report

1.
Financial Statements.

        The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Annual Report on Form 10-K:

		Form 10-K Reference Page
(i)	Consolidated Balance Sheets as of March 31, 2010 and 2009	36
(ii)	Consolidated Statements of Operations for the three years ended March 31, 2010, 2009 and 2008	37
(iii)	Consolidated Statements of Shareholders' Equity for the three years ended March 31, 2010, 2009 and 2008	38
(iv)	Consolidated Statements of Cash Flows for the three years ended March 31, 2010, 2009 and 2008	39
(v)	Notes to Consolidated Financial Statements	40-54
(vi)	Report of Independent Registered Public Accounting Firm	55
2.
Schedules filed as part of this Annual Report on Form 10-K.

        The information required to be disclosed within Schedule II—Valuation and Qualifying Accounts is provided within the Consolidated Financial Statements of the Company, filed as part of this Form 10-K.

3.
Exhibits

		Method of Filing
3(a)	Amended and Restated Articles of Incorporation of the Company	(3)
3(b)	Restated By-Laws of the Company	(1)(9)
4(a)	Form of specimen common stock certificate	(1)
4(b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(4)
10(a)
	Purchase/Supply Agreement dated March 1, 1985 between Suzuki Motor Co., Ltd. and the Company, and related Agreement on Implementation of Warranty Provision, which agreement terminates on December 31, 2013	(1)(12)
10(b)	Form of Employment Agreement between the Company and each of its executive officers	(1)
10(c)	Floorplan Repurchase Agreement dated July 13, 1984, between the Company and ITT Commercial Finance Corp	(1)
10(d)	Floorplan Repurchase Agreement dated June 15, 1988, between the Company and ITT Commercial Finance, a division of ITT Industries of Canada, Ltd.	(1)

		Method of Filing
10(e)	2002 Stock Plan	(5)
10(f)	Form of Incentive Stock Option Agreement for 2002 Stock Plan	(6)
10(g)	Form of Non-Qualified Stock Option Agreement for 2002 Stock Plan	(6)
10(h)	Form of Director Non-Qualified Stock Option Agreement for 2002 Stock Plan	(6)
10(i)	2007 Omnibus Stock and Incentive Plan	(7)
10(j)	Form of Incentive Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(7)
10(k)	Form of Non-Qualified Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(7)
10(l)	Form of Director Stock Option Agreement for 2007 Omnibus Stock and incentive Plan	(8)
10(m)	Form of Restricted Stock Agreement for 2007 Omnibus Stock and Incentive Plan	(8)
10(n)	Form of Stock-Settled Appreciation Rights Agreement for 2007 Omnibus Stock and Incentive Plan	(8)
10(o)	Vendor Agreement dated October 14, 2009, between the Company, Arctic Cat Sales Inc. and GE Commercial Distribution Finance Corporation	(10)
10(p)	Loan and Security Agreement dated November 10, 2009, between the Company and certain of its subsidiaries, and certain financial institutions as lenders and Bank of America, N.A. as lender and administrative agent for the lenders	(11)
21	Subsidiaries of the Registrant	(2)
23	Consent of Independent Registered Public Accounting Firm	(2)
31.1	Section 302 Certification of Chief Executive Officer	(2)
31.2	Section 302 Certification of Chief Financial Officer	(2)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)
(b)
Exhibits

        Reference is made to Item 15(a) 3.

(c)
Schedules

        Reference is made to Item 15(a) 2.

(1)
Incorporated herein by reference to the Company's Form S-1 Registration Statement (File Number 33-34984).

(2)
Filed with this Annual Report on Form 10-K.

(3)
Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(4)
Incorporated by reference to Exhibit 1 to the Company's Registration on Form 8-A filed with the SEC on September 20, 2001.

(5)
Incorporated by reference to Exhibit 99.1 to the Company's Registration on Form S-8 filed with the SEC on September 6, 2002.

(6)
Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

(7)
Incorporated herein by reference to the Company's Current Report of Form 8-K filed August 14, 2007.

(8)
Incorporated herein by reference to the Company's Current Report of Form 8-K filed April 7, 2008.

(9)
Incorporated by reference to the Company's Current Report on Form 8-K filed December 19, 2007.

(10)
Incorporated by reference to the Company's Current Report on Form 8-K filed October 20, 2009.

(11)
Incorporated by reference to the Company's Current Report on Form 8-K filed November 13, 2009.

(12)
See the Company's Current Report on Form 8-K filed June 10, 2010.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of June, 2010.

ARCTIC CAT INC.
/s/ CHRISTOPHER A. TWOMEY Christopher A. Twomey Chairman of the Board of Directors and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Date

/s/ CHRISTOPHER A. TWOMEY Christopher A. Twomey Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)	June 14, 2010
/s/ TIMOTHY C. DELMORE Timothy C. Delmore Chief Financial Officer (Principal Financial and Accounting Officer)	June 14, 2010
/s/ TONY J. CHRISTIANSON Tony J. Christianson, Director	June 14, 2010
/s/ ROBERT J. DONDELINGER Robert J. Dondelinger, Director	June 14, 2010
Masayoshi Ito, Director	June 14, 2010
/s/ D. CHRISTIAN KOCH D. Christian Koch, Director	June 14, 2010
/s/ SUSAN LESTER Susan Lester, Director	June 14, 2010
/s/ GREGG A. OSTRANDER Gregg A. Ostrander, Director	June 14, 2010
/s/ KENNETH J. ROERING Kenneth Roering, Lead Director	June 14, 2010

ARCTIC CAT INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
ASSETS
Current Assets
Cash and equivalents	$31,811,000	$11,244,000
Short term investments	39,251,000	169,000
Accounts receivable, less allowances	29,227,000	38,231,000
Inventories	81,361,000	120,804,000
Income taxes receivable	—	352,000
Prepaid expenses	4,384,000	4,572,000
Deferred income taxes	14,981,000	14,224,000

Total current assets	201,015,000	189,596,000
Property and equipment—At Cost
Machinery, equipment and tooling	185,023,000	180,304,000
Land, building and improvements	28,937,000	28,877,000

	213,960,000	209,181,000
Less accumulated depreciation	170,644,000	149,684,000

	43,316,000	59,497,000
Other Assets
Intangibles and other assets	1,753,000	2,072,000

	$246,084,000	$251,165,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$37,303,000	$44,451,000
Accrued expenses	35,042,000	35,621,000
Income taxes payable	2,975,000	—

Total current liabilities	75,320,000	80,072,000
Deferred Income Taxes	3,425,000	6,245,000
Commitments and Contingencies	—	—
Shareholders' Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock—Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued		—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 12,125,985 in 2010; 11,987,485 in 2009	121,000	120,000
Class B common stock, par value $.01; 7,560,000 shares authorized, shares issued, and outstanding 6,102,000 in 2010 and 2009	61,000	61,000
Additional paid-in-capital	5,053,000	2,568,000
Accumulated other comprehensive loss	(2,382,000)	(512,000)
Retained earnings	164,486,000	162,611,000

Total shareholders' equity	167,339,000	164,848,000

	$246,084,000	$251,165,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2010	2009	2008
Net sales
Snowmobile & ATV units	$350,871,000	$454,589,000	$512,170,000
Parts, garments, & accessories	99,857,000	109,024,000	109,398,000

Total net sales	450,728,000	563,613,000	621,568,000

Cost of goods sold
Snowmobile & ATV units	309,217,000	411,776,000	447,633,000
Parts, garments, & accessories	58,275,000	68,665,000	68,395,000

Total cost of goods sold	367,492,000	480,441,000	516,028,000

Gross profit	83,236,000	83,172,000	105,540,000
Operating expenses
Selling & marketing	33,929,000	43,971,000	47,634,000
Research & development	12,926,000	18,404,000	18,343,000
General & administrative	35,045,000	33,904,000	48,276,000
Goodwill impairment charge	—	1,750,000	—

Total operating expenses	81,900,000	98,029,000	114,253,000

Operating profit (loss)	1,336,000	(14,857,000)	(8,713,000)
Other income (expense)
Interest income	12,000	117,000	632,000
Interest expense	(250,000)	(1,015,000)	(1,066,000)

Total other expense	(238,000)	(898,000)	(434,000)

Earnings (loss) before incomes taxes	1,098,000	(15,755,000)	(9,147,000)
Income tax benefit	(777,000)	(6,247,000)	(5,888,000)

Net earnings (loss)	$1,875,000	$(9,508,000)	$(3,259,000)

Net earnings (loss) per share
Basic	$0.10	$(0.53)	$(0.18)

Diluted	$0.10	$(0.53)	$(0.18)

Weighted average share outstanding
Basic	18,220,000	18,070,000	18,137,000

Diluted	18,291,000	18,070,000	18,137,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

			Class B Common Stock
	Common Stock					Accumulated Other Comprehensive Income (loss)
					Additional Paid-in Capital		Retained Earnings
Years ended March 31,	Shares	Amount	Shares	Amount				Total
Balances at March 31, 2007	12,259,423	$123,000	6,102,000	$61,000	$—	$2,117,000	$189,920,000	$192,221,000
Exercise of stock options	197,862	2,000	—	—	2,535,000	—	—	2,537,000
Tax benefits from stock option exercises	—	—	—	—	475,000	—	—	475,000
Repurchase of common stock	(623,800)	(7,000)	—	—	(5,073,000)	—	(5,683,000)	(10,763,000)
Stock based compensation expense	—	—	—	—	2,063,000	—	—	2,063,000
Other comprehensive loss:
Net loss	—	—	—	—	—	—	(3,259,000)	(3,259,000)
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(2,000)	—	(2,000)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(436,000)	—	(436,000)
Foreign currency adjustment	—	—	—	—	—	3,089,000	—	3,089,000

Total other comprehensive loss								(608,000)
Dividends ($.28 per share)	—	—	—	—	—	—	(5,063,000)	(5,063,000)

Balances at March 31, 2008	11,833,485	118,000	6,102,000	61,000	—	4,768,000	175,915,000	180,862,000
Restricted stock awards	163,500	2,000	—	—	(2,000)	—	—	—
Restricted stock forfeited	(9,500)	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	2,570,000	—	—	2,570,000
Other comprehensive loss:
Net loss	—	—	—	—	—	—	(9,508,000)	(9,508,000)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(133,000)	—	(133,000)
Foreign currency adjustment	—	—	—	—	—	(5,147,000)	—	(5,147,000)

Total other comprehensive loss								(14,788,000)
Dividends ($.21 per share)	—	—	—	—	—	—	(3,796,000)	(3,796,000)

Balances at March 31, 2009	11,987,485	120,000	6,102,000	61,000	2,568,000	(512,000)	162,611,000	164,848,000
Restricted stock awards	140,500	1,000	—	—	(1,000)	—	—	—
Restricted stock forfeited	(2,000)	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	2,486,000	—	—	2,486,000
Other comprehensive income:
Net earnings	—	—	—	—	—	—	1,875,000	1,875,000
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	244,000	—	244,000
Foreign currency adjustment	—	—	—	—	—	(2,114,000)	—	(2,114,000)

Total other comprehensive income								5,000

Balances at March 31, 2010	12,125,985	$121,000	6,102,000	$61,000	$5,053,000	$(2,382,000)	$164,486,000	$167,339,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2010	2009	2008
Cash flows from operating activities
Net earnings (loss)	$1,875,000	$(9,508,000)	$(3,259,000)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	22,779,000	28,981,000	29,737,000
Loss on the disposal of assets	144,000	252,000	49,000
Impairment of goodwill	—	1,750,000	—
Deferred income taxes	(3,577,000)	(6,379,000)	1,809,000
Stock based compensation expense	2,486,000	2,570,000	2,063,000
Changes in operating assets and liabilities
Trading securities	(39,082,000)	24,837,000	13,701,000
Accounts receivable, less allowances	9,400,000	(437,000)	1,663,000
Inventories	40,003,000	2,798,000	(25,770,000)
Prepaid expenses	205,000	(1,246,000)	343,000
Accounts payable	(7,668,000)	(29,615,000)	8,461,000
Accrued expenses	(585,000)	(3,392,000)	(14,474,000)
Income taxes	3,335,000	8,980,000	(17,791,000)

Net cash provided by (used in) operating activities	29,315,000	19,591,000	(3,468,000)
Cash flows from investing activities
Purchase of property and equipment	(6,540,000)	(14,226,000)	(15,466,000)
Proceeds from the sale of assets	—	—	773,000
Sale and maturity of available-for-sale securities	—	—	350,000

Net cash used in investing activities	(6,540,000)	(14,226,000)	(14,343,000)
Cash flows from financing activities
Checks written in excess of bank balance	221,000	—	5,347,000
Proceeds from short-term borrowings	73,429,000	227,230,000	201,875,000
Payments on short-term borrowings	(73,429,000)	(227,230,000)	(201,875,000)
Proceeds from issuance of common stock	—	—	2,537,000
Tax benefit from stock option exercises	—	—	475,000
Repurchase of common stock	—	—	(10,763,000)
Dividends paid	—	(3,796,000)	(5,063,000)

Net cash provided by (used in) financing activities	221,000	(3,796,000)	(7,467,000)
Effect of exchange rate changes on cash and cash equivalents	(2,429,000)	(382,000)	(882,000)

Net increase (decrease) in cash and equivalents	20,567,000	1,187,000	(26,160,000)
Cash and equivalents at beginning of year	11,244,000	10,057,000	36,217,000

Cash and equivalents at end of year	$31,811,000	$11,244,000	$10,057,000

Supplemental disclosure of cash payments for:
Income taxes	$1,935,000	$409,000	$9,628,000
Interest	$250,000	$987,000	$1,066,000

Supplemental disclosure of non-cash investing and financing activities:

        As of March 31, 2010 and 2009, the unrealized gain on derivative instruments, net of tax was $244,000 and $0.

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010, 2009 and 2008

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Arctic Cat Inc. (the "Company") operates in a single industry segment and designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat® brand name, and related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota. The Company's products are sold through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors in Europe, South America, the Middle East, Asia and other international markets.

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

Cash and Equivalents

        The Company considers highly liquid temporary investments with an original maturity of three months or less when purchased or variable rate demand notes with put options exercisable in three months or less to be cash equivalents. Cash and equivalents consist primarily of commercial paper and put bonds. As of March 31, 2010 and 2009, the Company had approximately $5,427,000 and $5,173,000 of cash located in foreign banks primarily in Europe and Canada. The Company's cash management policy provides for bank disbursement accounts to be reimbursed on a daily basis. Checks issued but not presented to the banks for payment are included in cash and equivalents as a reduction of other cash balances. Checks written in excess of bank balance at March 31, 2010 and 2009 in the amount of $221,000 and $0 were classified as accounts payables.

Fair Values of Financial Instruments

        Except where noted, the carrying value of current financial assets and liabilities approximates their fair value, due to their short-term nature.

Short-Term Investments

        Short-term investments are reported at fair value. The Company utilizes the specific identification method in accounting for its short-term investments.

Accounts Receivable

        The Company's accounts receivable balance consists of amounts due from its dealers and certain finance companies. The Company extends credit to its dealers based on an evaluation of the dealers' financial condition. The Company's collection exposure relating to accounts receivable amounts due from certain dealer finance companies is limited due to the financial strength of the finance companies

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010, 2009 and 2008

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and provisions of its existing agreements. Accounts receivable is presented net of an allowance for estimated uncollectible amounts due from its dealers. The Company estimates the uncollectible amounts considering numerous factors, mainly historical trends as well as current available information. The Company's allowance for uncollectible accounts was $2,849,000, $2,283,000 and $1,463,000 at March 31, 2010, 2009 and 2008. The activity within the allowance for uncollectible accounts for the three years ending March 31, 2010 was not significant. Accounts receivable amounts written off have been within management's expectations.

Inventories

        Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Derivative Instruments and Hedging Activities

        The Company enters into forward exchange contracts to hedge the variability in foreign exchange rates related to transfers of Canadian dollar and Euro funds to the United States of America. The contracts are designated as, and meet the criteria for, cash flow hedges. The Company does not enter into forward contracts for the purpose of trading. Gains and losses on forward contracts are recorded in accumulated other comprehensive income (loss), net of tax, and subsequently reclassified within 12 months into operating expense upon completing transfers of Canadian dollar and Euro funds.

        There were no open Canadian dollar forward exchange contracts at March 31, 2010 and 2009. As of March 31, 2010, the Company had open Euro forward exchange contracts maturing through January 2011, with notional amounts totaling $4,745,000 and fair value included in accounts receivable of $326,000 at March 31, 2010. The related amount reported within other comprehensive income (loss), net of tax was $244,000.

Fair Value Measurements

        ASC 820, Fair Value Measurements, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

        Level 1: Quoted prices in active markets for identical assets or liabilities; Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company utilizes the income approach to measure fair value of foreign currency contracts which is based on significant other observable inputs. The asset or liability is measured at fair value on a recurring basis each reporting period end. As of March 31, 2010, the Company's foreign currency contract fair value was an asset totaling $326,000 and considered a level 2 measurement.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010, 2009 and 2008

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

        Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using the units of production method for tooling and the straight-line method for all other property and equipment. Repairs and maintenance cost that are considered not to extend the useful life of the property and equipment are expensed as incurred. Tooling is amortized over the life of the product, generally three years. Estimated service lives range from 15 - 39 years for buildings and improvements and 5 - 7 years for machinery and equipment. Accelerated and straight-line methods are used for income tax reporting.

Impairment of Long-Lived Assets

        The Company evaluates the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the associated discounted cash flows. Based on impairment indicators not being present, the Company determined the carrying value of long-lived assets was not impaired.

Goodwill and Intangibles

        In accordance with ASC 350, Goodwill and Other Intangible Assets, the Company tests goodwill and intangibles assets with indefinite lives for impairment on an annual basis or upon the occurrence of events that may indicate possible impairment. In conjunction with the Company's fiscal 2009 annual goodwill impairment testing, lower common stock market price and financial results, the Company determined goodwill was impaired by $1,750,000. The non-cash goodwill impairment charge was recognized in the fourth quarter of fiscal 2009. Goodwill impairment testing under ASC 350 is a two-step process. First it requires a comparison of the carrying value of net assets to the fair value of the related operations that have goodwill assigned to them. The Company estimates the fair values of the related operations using discounted cash flows. If the fair value is determined to be less than the carrying value, a potential impairment is indicated and ASC 350 prescribes the approach for determining the impairment amount, if any.

        The changes in the carrying amount of goodwill and other intangibles included in intangibles and other assets for the fiscal years ended March 31, 2010 and 2009 are as follows:

	2010	2009
Balance at April 1,	$1,144,000	$3,109,000
Current year amortization	(215,000)	(215,000)
Goodwill impairment charge	—	(1,750,000)

Balance at March 31,	$929,000	$1,144,000

        As required by ASC 350, intangibles with finite lives will continue to be amortized. Included in other intangible assets are customer relationships, a homologation license, and a non-compete agreement. Intangible assets before accumulated amortization were $1,950,000 at March 31, 2010 and 2009. Accumulated amortization was $1,021,000 and $806,000 at March 31, 2010 and 2009.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010, 2009 and 2008

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Amortization expense is expected to be approximately $147,000 in fiscal 2011, $94,000 in fiscal 2012, and $83,000 in fiscal 2013, 2014 and 2015. The net value of other intangible assets is included as a component of intangibles and other assets in the accompanying consolidated balance sheets.

Product Warranties

        The Company generally provides a limited warranty to the owner of snowmobiles for twelve months from the date of consumer registration and for six months on ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims become known or the amounts are determinable. The following represents changes in the Company's accrued warranty liability for the fiscal years ended March 31,

	2010	2009	2008
Balance at April 1,	$15,702,000	$16,494,000	$17,974,000
Warranty Provision	11,437,000	11,500,000	12,282,000
Warranty Claim Payments	(13,062,000)	(12,292,000)	(13,762,000)

Balance at March 31,	$14,077,000	$15,702,000	$16,494,000

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

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010, 2009 and 2008

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Dealer Holdback

        The Company records a dealer holdback program liability at the time certain products are shipped to its dealers. If the products subject to the holdback program are sold within the program time period, the Company refunds a portion of the original sale price, referred to as dealer holdback, to the dealer. The Company's dealer holdback program liability, included within the accounts payable, as of March 31, 2010, 2009 and 2008 was $14,578,000, $14,310,000, and $17,493,000

Research and Development

        Research and development costs are expensed as incurred and are reported as a component of selling, general and administrative expenses. Research and development expense was $12,926,000, $18,404,000 and $18,343,000 during 2010, 2009 and 2008.

Advertising

        The Company expenses advertising costs as incurred, except for cooperative advertising obligations arising related to the sale of the Company's products to its dealers. The estimated cost of cooperative advertising, which the dealer is required to support, is recorded as marketing expense at the time the product is sold. Cooperative advertising was $2,390,000, $3,836,000, and $5,004,000, in 2010, 2009 and 2008. Total advertising expense, including cooperative advertising, was $16,063,000, $21,974,000, and $24,072,000, in 2010, 2009 and 2008.

Stock Based Compensation

        The Company accounts for share-based compensation plans under the provisions of ASC 718—Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

        At March 31, 2010, the Company had stock based compensation plans, all previously approved by the shareholders. Stock options and restricted stock awards granted under these plans generally vest ratably over one to three years of service. Stock options have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined in the plans. At March 31, 2010, the Company had approximately 3,775,186 shares available for future grant under its stock option plans.

        At March 31, 2010, the Company had $1,092,000 of unrecognized compensation costs related to non-vested stock options and restricted stock awards that are expected to be recognized over a weighted average period of approximately two years.

        For the fiscal years ended March 31, 2010, 2009 and 2008, the Company recorded compensation expense of $2,486,000, $2,570,000 and $2,063,000 which has been included in selling, general and administrative expenses. The Company's total stock based compensation related expense reduced both basic and diluted earnings per share by $0.08, $0.09 and $0.07 for the fiscal years ended March 31, 2010, 2009 and 2008.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010, 2009 and 2008

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For the fiscal years ended March 31, 2010, 2009 and 2008, the total income tax benefit from the exercise of stock options classified as financing cash flows was $0, $0 and $475,000.

        The fair value of each stock option award was estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to estimate the fair value of options:

	2010	2009	2008
Assumptions:
Dividend yield	0.0%	2.5%	1.3%
Average term	5 years	5 years	5 years
Volatility	32%	32%	30%
Risk-free rate of return	3.3%	3.3%	5.0%

        The weighted average fair value of options granted during each of the following years ended March 31:

	2010	2009	2008
Fair value of options granted	$5.27	$3.04	$5.54

        See Note J for additional disclosures regarding stock option plans.

Net Earnings Per Share

        The Company's diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 2,439,925, 2,287,203, and 1,362,617, shares of common stock with weighted average exercise prices of $16.61, $17.42, and $20.57, were outstanding during 2010, 2009 and 2008, but were excluded from the computation of common share equivalents because they were anti-dilutive.

        Weighted average shares outstanding consist of the following for the years ended March 31,

	2010	2009	2008
Weighted average number of common shares outstanding	18,220,000	18,070,000	18,137,000
Dilutive effect of option plan	71,000	—	—

Common and potential shares outstanding—diluted	18,291,000	18,070,000	18,137,000

Foreign Currency Translation

        The Company's sales and marketing activities with Canadian dealers are denominated in Canadian currency with the U.S. dollar serving as the functional currency. The Company's sales and marketing activities with European on-road ATV dealers and distributors are denominated in the Euro with the Euro serving as the functional currency. Assets and liabilities denominated in Canadian currency and the Euro are translated using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average foreign exchange rates in effect for the period. Exchange gains

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010, 2009 and 2008

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and losses relating to the Canadian currency and Euro currency are reflected in the results of operations and as a component of other comprehensive income.

Comprehensive Income (Loss)

        Comprehensive income (loss) represents net earnings (loss) adjusted for the unrealized gain or loss on derivative instruments, debt securities classified as available-for-sale and foreign currency translation adjustments and is shown in the consolidated financial statements of stockholders' equity.

Accounting Policy and Disclosure Changes

        In April 2009, the FASB issued ASC Topic No. 825, "Financial Instruments" ("ASC 825"), that requires interim reporting period disclosure about the fair value of financial instruments, effective for interim reporting periods ending after June 15, 2009. The Company has adopted the disclosure requirements of ASC 825. Due to their nature, the carrying value of cash, receivables, payables and debt obligations approximates fair value.

        In May 2009, the FASB issued ASC Topic No. 855, "Subsequent Events" ("ASC 855"), that incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as "recognized subsequent events." Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as"non-recognized subsequent events." ASC 855 was effective for interim and annual periods ending after June 15, 2009. The Company has adopted this new standard.

        In June 2009, the FASB issued ASC Topic No. 105, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("ASC 105"), that replaced FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). ASC 105 was effective for interim and annual periods ending after September 15, 2009. The Company adopted the new Codification when referring to GAAP on Form 10-Q for the fiscal period ended September 30, 2009. This did not have an impact on the consolidated results of the Company.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010, 2009 and 2008

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In March 2008, the FASB issued ASC Topic No. 815, "Derivatives and Hedging" ("ASC 815"), which requires increased disclosure about the Company's strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in the Company's financial statements; how derivative instruments and related hedged items are accounted for under ASC 815, and how derivative instruments and related hedged items affect the Company's financial position, financial performance, and cash flows. Certain disclosures are also required with respect to derivative features that are credit-risk related. ASC 815 became effective for the Company as of January 1, 2009 on a prospective basis. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

B. SHORT-TERM INVESTMENTS

        Trading securities consists of $39,251,000, and $169,000 invested in various money market funds at March 31, 2010 and 2009, respectively.

C. INVENTORIES

        Inventories consist of the following at March 31:

	2010	2009
Raw materials and sub-assemblies	$21,429,000	$29,421,000
Finished goods	34,741,000	59,048,000
Parts, garments and accessories	25,191,000	32,335,000

	$81,361,000	$120,804,000

D. ACCRUED EXPENSES

        Accrued expenses consist of the following at March 31:

	2010	2009
Marketing	$7,940,000	$6,171,000
Compensation	2,645,000	4,191,000
Warranties	14,077,000	15,702,000
Insurance	7,089,000	7,084,000
Other	3,291,000	2,473,000

	$35,042,000	$35,621,000

E. FINANCING

        The Company entered into a $60,000,000 senior secured revolving bank agreement in November 2009, for the documentary and stand-by letters of credit, for working capital needs and general corporate purposes. This replaced a $20,000,000 bank line of credit with another lender that was set to expire March 31, 2010. The Company may borrow up to $60,000,000 during June through November and up to $35,000,000 during all other months of the fiscal year. Borrowings under the line

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010, 2009 and 2008

E. FINANCING (Continued)

of credit bear interest at the greater of the following rates; the prime rate, or the federal funds rate plus 0.50% or the LIBOR for a 30 day interest period plus 1.00%. As of March 31, 2010, the effective rate was 5.25%. All borrowings are collateralized by substantially all of the Company's assets including all real estate, accounts receivable and inventory. No borrowings from the line of credit were outstanding at March 31, 2010 and 2009. The outstanding letters of credit balances were $14,902,000 and $8,370,000 at March 31, 2010 and 2009, respectively and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the credit agreement as of March 31, 2010. The issued letters of credit outstanding, as of March 31, 2010 and 2009, included $4,543,000 and $7,339,000 respectively, issued to Suzuki Motor Corporation (Suzuki) for engine and service parts purchases and $10,000,000 to GE Commercial Distribution Finance (see Note G). Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

F. RETIREMENT SAVINGS PLAN

        The Company's 401(k) retirement savings plan covers substantially all eligible employees. Employees may contribute up to 50% of their compensation with the Company matching 100% of the employee contributions, up to a maximum of 3% of the employee's compensation. The Company match was suspended as of April 1, 2009. The Company can elect to make additional contributions at its discretion. Total Company matching contributions were $0, $1,269,000, and $1,451,000 in 2010, 2009 and 2008. There were no discretionary contributions made during 2010, 2009 and 2008.

G. RELATED PARTY TRANSACTIONS

        The Company purchases engines and service parts from Suzuki, owner of the Company's Class B common stock. Such purchases totaled $30,690,000, $46,047,000, and $73,689,000 in 2010, 2009 and 2008. The purchase price of the engines and service parts is determined annually. The Company has an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement.

        On June 4, 2010 Arctic Cat signed an agreement under which Arctic Cat will discontinue the purchase of snowmobile engines from Suzuki following the 2014 model year. Suzuki has been a good long term supplier of snowmobile engines. However, this new agreement will allow Arctic Cat to gain more control of its products and enhance its ability to meet regulatory and performance requirements. Arctic Cat will expand its snowmobile engine design capabilities, work with a variety of vendors for various engine services, as well as better maximize its current engine manufacturing capacity. While the Company anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which it relies upon limited sources of supply, there can be no assurance that alternate supply arrangements will be made on satisfactory terms.

        The Company is dependent on Suzuki for the near term supply of most of its engines and related service parts. An interruption of this supply could have a material adverse effect on the Company's operations. Certain raw materials and services are purchased from vendors in which certain of the

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010, 2009 and 2008

G. RELATED PARTY TRANSACTIONS (Continued)

Company's directors are officers or significant shareholders. In 2010, 2009 and 2008, these transactions aggregated $635,000, $1,328,000, and $148,000.

H. INCOME TAXES

        Income tax expense (benefit) consists of the following for the years ended March 31:

	2010	2009	2008
Current
Federal	$2,197,000	$11,000	$(6,950,000)
State	162,000	40,000	(446,000)
Foreign	441,000	81,000	(301,000)
Deferred	(3,577,000)	(6,379,000)	1,809,000

	$(777,000)	$(6,247,000)	$(5,888,000)

        The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended March 31:

	2010	2009	2008
Statutory income tax rate	34.0%	(35.0)%	(35.0)%
State taxes	2.6	(2.8)	(2.4)
Tax exempt interest	—	—	(0.6)
Research and other tax credit	(28.2)	(4.6)	(11.9)
Domestic manufacturers deduction	(10.1)	—	0.9
Uncertain tax positions	(47.8)	—	(3.8)
US subpart F adjustments	(9.8)	5.0	—
Foreign tax rate difference	(9.0)	(0.8)	(1.3)
Stock options	16.6	1.0	1.2
Meals and entertainment	4.8	0.1	0.4
Prior year adjustments	(23.9)	(5.2)	(6.5)
Goodwill impairment charge	—	4.0	—
Other permanent differences	—	(1.4)	(5.4)

	(70.8)%	(39.7)%	(64.4)%

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010, 2009 and 2008

H. INCOME TAXES (Continued)

        The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes under the liability methods are as follows at March 31:

	2010	2009
Current deferred income tax assets
Accrued expenses	$6,738,000	$6,798,000
Accrued warranty	4,967,000	5,635,000
Inventory related items	3,040,000	2,172,000
Other	2,318,000	1,808,000

Total assets	17,063,000	16,413,000
Current deferred income tax liability
Prepaid expenses	1,588,000	1,580,000
Other	494,000	609,000

Total liabilities	2,082,000	2,189,000

Net current deferred tax asset	$14,981,000	$14,224,000

Non-current deferred income tax liability
Property and equipment	$3,425,000	$6,245,000

Non-current deferred tax liability	$3,425,000	$6,245,000

        At March 31, 2010, approximately $631,000 of the gross deferred tax asset relates to the net operating loss carryforward of approximately $2,524,000. Also included in our gross deferred tax asset was $611,000 related to Minnesota research and development credits that will expire in varying amounts between the fiscal years ending March 31, 2023 to 2025. We expect future taxable income in these jurisdictions to be able to realize these carryforward items therefore no valuation allowance has been provided relating to these deferred tax assets.

        As required by Codification ASC 740-10 Accounting for Uncertainty in Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company had liabilities recorded related to unrecognized tax benefits totaling $3,634,000, and $4,159,000 at March 31, 2010 and 2009. The March 31, 2009 liability was classified as an offset to income taxes receivable in the accompanying consolidated balance sheets in accordance with ASC 740-10. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of operations. The Company had reserves related to potential interest and penalties of $772,000 and $855,000, and recorded as a component of the liability at March 31, 2010 and 2009. The amount of the liability, net of federal benefits for uncertain state tax positions, at March 31, 2010, if recognized, would affect the Company's effective tax rate. The Company currently anticipates approximately $800,000 of unrecognized tax benefits will be recognized during the next twelve months.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010, 2009 and 2008

H. INCOME TAXES (Continued)

With few exceptions, the Company is no longer subject to federal, state, or foreign income tax examinations for years prior to March 31, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
Balance at April 1	$3,303,000	$3,446,000
Increases related to prior year tax positions	263,000	72,000
Decreases related to prior year tax positions	(857,000)	(460,000)
Increases related to current year tax positions	153,000	245,000
Settlements	—	—

Balance at March 31	$2,862,000	$3,303,000

        The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions, as well as various European jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the relevant tax laws and regulations and require significant judgment to apply.

I. COMMITMENTS AND CONTINGENCIES

Dealer Financing

        Finance companies provide certain of the Company's dealers with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At March 31, 2010, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $81,684,000. The Company's financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

Litigation

        The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Accidents involving personal injury and property damage occur in the use of snowmobiles and ATVs. Claims have been made against the Company from time to time. It is the Company's policy to vigorously defend against these actions. The Company is not involved in any legal proceedings which it believes will have the potential for a materially adverse impact on the Company's business or financial condition, results of operations or cash flows.

Leases

        The Company leases buildings and equipment under non-cancelable operating leases. Total rent expense under all lease agreements was $1,185,000, $1,406,000 and $924,000 for fiscal 2010, 2009, and 2008. Future minimum payments, exclusive of other costs required under non-cancelable operating leases at March 31, 2010 are approximately $178,000 in each of the fiscal years 2011 through 2014.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010, 2009 and 2008

J. SHAREHOLDERS' EQUITY

Stock Option Plans

        The Company has stock option plans that provide for incentive and non-qualified stock options and restricted stock awards to be granted to directors, officers and other key employees. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant. The restricted stock awards generally vest over a period of two to three years and do not require cash payments from restricted stock award recipients. At March 31, 2010, the Company had 3,775,186 shares of common stock available for grant under the plans.

        Transactions under the plans during each of the three years in the period ended March 31, are summarized as follows:

	Number of Shares under option	Weighted average exercise price
Outstanding at March 31, 2007	1,666,032	$18.92
Granted	408,620	17.43
Cancelled	(14,655)	18.31
Exercised	(197,862)	12.82

Outstanding at March 31, 2008	1,862,135	19.25
Granted	603,094	9.30
Cancelled	—	—
Exercised	—	—

Outstanding at March 31, 2009	2,465,229	16.82
Granted	605,600	5.81
Cancelled	(18,000)	26.37
Exercised	—	—

Outstanding at March 31, 2010	3,052,829	$14.58

Options exercisable at March 31 are as follows:
2008	1,225,342	$19.82

2009	1,580,302	$19.19

2010	2,086,250	$17.37

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010, 2009 and 2008

J. SHAREHOLDERS' EQUITY (Continued)

        The following tables summarize information concerning currently outstanding and exercisable stock options at March 31, 2010:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 4.16 - 6.11	125,907	5.53 years	$4.28
6.26 - 9.38	600,890	8.07 years	6.58
9.57 - 13.37	633,754	7.21 years	10.02
15.33 - 21.96	1,471,278	4.98 years	18.73
27.69	221,000	4.28 years	27.69

	3,052,829	6.02 years	$14.58

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$ 4.16 - 6.11	5,907	$6.11
6.26 - 9.57	181,290	7.31
9.38 - 13.37	326,425	10.28
15.33 - 21.96	1,351,628	18.90
27.69	221,000	27.69

	2,086,250	$17.37

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

        In addition, the Company has a Stock Purchase Agreement with Suzuki that prohibits the purchase of additional shares of the Company's common stock unless, following such purchase, Suzuki's

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010, 2009 and 2008

J. SHAREHOLDERS' EQUITY (Continued)

ownership is less than or equal to 32% of the aggregate outstanding shares of common and Class B common stock. The Company has the first right of refusal to purchase any shares Suzuki intends to sell. Suzuki has agreed not to compete in the manufacture of snowmobiles or related parts so long as it supplies engines to the Company or owns at least 10% of the aggregate common and Class B common shares outstanding. On June 4, 2010 Arctic Cat signed an agreement under which Arctic Cat will discontinue the purchase of snowmobile engines from Suzuki following the 2014 model year. Suzuki has been a good long term supplier of snowmobile engines. However, this new agreement will allow Arctic Cat to gain more control of its products and enhance its ability to meet regulatory and performance requirements. Arctic Cat will expand its snowmobile engine design capabilities, work with a variety of vendors for various engine services, as well as better maximize its current engine manufacturing capacity.

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

Share Repurchase Authorization

        The Company invested $0, $0, and $10,763,000, during 2010, 2009 and 2008 to repurchase and cancel 0, 0, and 623,800, shares of common stock, pursuant to Board of Directors' authorizations. At March 31, 2010, authorization to repurchase $10,000,000 or approximately 922,000 shares remain outstanding.

K. SEGMENT REPORTING

        Sales to foreign customers, located primarily in Canada and Europe, amounted to $235,268,000, $271,318,000 and $248,601,000 in 2010, 2009 and 2008. The Company has identifiable long-lived assets of approximately $2,064,000 and $2,540,000 located in Canada and Europe at March 31, 2010 and 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Arctic Cat Inc.

        We have audited the accompanying consolidated balance sheets of Arctic Cat Inc. and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arctic Cat Inc. and subsidiaries as of March 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arctic Cat Inc.'s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2010 expressed an unqualified opinion on the effectiveness of Arctic Cat Inc. and subsidiaries' internal control over financial reporting.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
June 14, 2010

ARCTIC CAT INC.
EXHIBIT INDEX

Exhibit Number		Method of Filing
3(a)	Amended and Restated Articles of Incorporation Of the Company	(3)
3(b)	Restated By-Laws of the Company	(1)(9)
4(a)	Form of specimen common stock certificate	(1)
4(b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(4)
10(a)	Purchase/Supply Agreement dated March 1, 1985 between Suzuki Motor Co., Ltd. and the Company, and related Agreement on Implementation of Warranty Provision, which agreement terminates on December 31, 2013	(1)(12)
10(b)	Form of Employment Agreement between the Company and each of its executive officers	(1)
10(c)	Floorplan Repurchase Agreement dated July 13, 1984, between the Company and ITT Commercial Finance Corp.	(1)
10(d)	Floorplan Repurchase Agreement dated June 15, 1988, between the Company and ITT Commercial Finance, a division of ITT Industries of Canada, Ltd.	(1)
10(e)	2002 Stock Plan	(5)
10(f)	Form of Incentive Stock Option Agreement for 2002 Stock Plan	(6)
10(g)	Form of Non-Qualified Stock Option Agreement for 2002 Stock Plan	(6)
10(h)	Form of Director Non-Qualified Stock Option Agreement for 2002 Stock Plan	(6)
10(i)	2007 Omnibus Stock and Incentive Plan	(7)
10(j)	Form of Incentive Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(7)
10(k)	Form of Non-Qualified Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(7)
10(l)	Form of Director Stock Option Agreement for 2007 Omnibus Stock and incentive Plan	(8)
10(m)	Form of Restricted Stock Agreement for 2007 Omnibus Stock and Incentive Plan	(8)
10(n)	Form of Stock-Settled Appreciation Rights Agreement for 2007 Omnibus Stock and Incentive Plan	(8)
10(o)	Vendor Agreement dated October 14, 2009, between the Company, Arctic Cat Sales Inc. and GE Commercial Distribution Finance Corporation	(10)
10(p)	Loan and Security Agreement dated November 10, 2009, between the Company and certain of its subsidiaries, and certain financial institutions as lenders and Bank of America, N.A. as lender and administrative agent for the lenders	(11)
21	Subsidiaries of the Registrant	(2)
23	Consent of Independent Registered Public Accounting Firm	(2)
31.1	Section 302 Certification of Chief Executive Officer	(2)
31.2	Section 302 Certification of Chief Financial Officer	(2)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)

Exhibit Number		Method of Filing
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)

(1)
Incorporated herein by reference to the Company's Form S-1 Registration Statement (File Number 33-34984).

(2)
Filed with this Annual Report on Form 10-K.

(3)
Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(4)
Incorporated by reference to Exhibit 1 to the Company's Registration on Form 8-A filed with the SEC on September 20, 2001.

(5)
Incorporated by reference to Exhibit 99.1 to the Company's Registration on Form S-8 filed with the SEC on September 6, 2002.

(6)
Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

(7)
Incorporated herein by reference to the Company's Current Report of Form 8-K filed August 14, 2007.

(8)
Incorporated herein by reference to the Company's Current Report of Form 8-K filed April 7, 2008.

(9)
Incorporated by reference to the Company's Current Report on Form 8-K filed December 19, 2007.

(10)
Incorporated by reference to the Company's Current Report on Form 8-K filed October 20, 2009.

(11)
Incorporated by reference to the Company's Current Report filed on Form 8-K filed November 13, 2009.

(12)
See the Company's Current Report on Form 8-K filed June 10, 2010.