Form 10-Q
period 2010-06-30
ARCTIC CAT INC
filed 2010-08-09
CIK 719866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010

or

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-18607

ARCTIC CAT INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

505 Highway 169 North, Suite 1000, Plymouth Minnesota	55441
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (763) 354-1800

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

Yes ☐  No ☒

At August 6, 2010, 12,111,425 shares of Common Stock and 6,102,000 shares of Class B Common Stock of the registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	March 31,
	2010	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,647,000	$31,811,000
Short-term investments	34,964,000	39,251,000
Accounts receivable, less allowances	34,706,000	29,227,000
Inventories	88,069,000	81,361,000
Prepaid expenses	4,436,000	4,384,000
Deferred income taxes	13,974,000	14,981,000
Total current assets	199,796,000	201,015,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	185,450,000	185,023,000
Land, buildings and improvements	28,937,000	28,937,000
	214,387,000	213,960,000
Less accumulated depreciation	173,046,000	170,644,000
	41,341,000	43,316,000

OTHER ASSETS
Intangibles and other assets	1,692,000	1,753,000

	$242,829,000	$246,084,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,208,000	$37,303,000
Accrued expenses	32,606,000	35,042,000
Income taxes payable	753,000	2,975,000
Total current liabilities	76,567,000	75,320,000

DEFERRED INCOME TAXES	3,045,000	3,425,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding, 12,111,425 at June 30, 2010; 12,125,985 at March 31, 2010	121,000	121,000

Class B common stock, par value $.01; 7,560,000 shares authorized; issued and outstanding, 6,102,000 at June 30, 2010 and at March 31, 2010.	61,000	61,000
Additional paid in capital	5,205,000	5,053,000
Accumulated other comprehensive loss	(2,178,000)	(2,382,000)
Retained earnings	160,008,000	164,486,000
Total shareholders’ equity	163,217,000	167,339,000

	$242,829,000	$246,084,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,
	2010	2009

Net Sales
Snowmobile & ATV units	$44,938,000	$50,088,000
Parts, garments & accessories	18,468,000	19,282,000
Total net sales	63,406,000	69,370,000
Cost of goods sold
Snowmobile & ATV units	42,249,000	50,342,000
Parts, garments & accessories	10,398,000	11,480,000
Total cost of goods sold	52,647,000	61,822,000
Gross profit	10,759,000	7,548,000

Operating expenses
Selling and marketing	6,287,000	6,422,000
Research and development	3,225,000	3,170,000
General and administrative	8,152,000	6,634,000
Total operating expenses	17,664,000	16,226,000

Operating loss	(6,905,000)	(8,678,000)

Other income (expense)
Interest income	18,000	4,000
Interest expense	(3,000)	(72,000)
Total other income (expense)	15,000	(68,000)
Loss before income taxes	(6,890,000)	(8,746,000)
Income tax benefit	(2,412,000)	(2,799,000)
Net loss	$(4,478,000)	$(5,947,000)

Net loss per share
Basic	$(0.25)	$(0.33)
Diluted	$(0.25)	$(0.33)

Weighted average shares outstanding
Basic	18,191,000	18,197,000
Diluted	18,191,000	18,197,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,478,000)	$(5,947,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,619,000	4,000,000
Deferred income taxes	(1,130,000)	(4,012,000)
Stock based compensation expense	1,837,000	417,000
Changes in operating assets and liabilities:
Trading securities	4,287,000	131,000
Accounts receivable, less allowances	(1,762,000)	(2,723,000)
Inventories	(8,168,000)	(5,179,000)
Prepaid expenses	(69,000)	(1,700,000)
Accounts payable	6,053,000	12,111,000
Accrued expenses	(2,281,000)	(1,859,000)
Income taxes	(2,204,000)	1,194,000
Net cash used in operating activities	(5,296,000)	(3,567,000)

Cash flows from investing activities:
Purchase of property and equipment	(676,000)	(1,040,000)
Net cash used in investing activities	(676,000)	(1,040,000)

Cash flows from financing activities:
Checks written in excess of bank balance	—	2,009,000
Proceeds from short-term borrowings	—	19,449,000
Payments on short-term borrowings	—	(19,449,000)
Proceeds from issuance of common stock	207,000	—
Tax benefit from stock options exercises	526,000	—
Repurchase of common stock	(2,419,000)	—
Net cash provided by (used in) financing activities	(1,686,000)	2,009,000
Effect of exchange rate changes on cash and cash equivalents	(506,000)	(813,000)
Net decrease in cash and cash equivalents	(8,164,000)	(3,411,000)
Cash and cash equivalents at the beginning of period	31,811,000	11,244,000
Cash and cash equivalents at the end of period	$23,647,000	$7,833,000
Supplemental disclosure of cash payments for:
Income taxes	$408,000	$108,000
Interest	$3,000	$44,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2010, the results of operations for the three month periods ended June 30, 2010 and 2009 and cash flows for the three month periods ended June 30, 2010 and 2009.  Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2010 is derived from the audited balance sheet as of that date.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses.  Actual results could differ from those estimates.

NOTE B—STOCK BASED COMPENSATION

At June 30, 2010, the Company had stock based compensation plans, all previously approved by the shareholders. Stock options, stock appreciation rights and awards granted under these plans generally vest ratably over one to three years of service, have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as such term is defined in the plans. At June 30, 2010, the Company had approximately 3,281,286 shares available for future grant under its stock option and award plans.

The Company accounts for stock based compensation in accordance with ASC Topic No. 718 (“ASC 718”), which requires that the fair value of all share-based payment transactions, including stock options and awards, be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service period. At June 30, 2010, the Company had $2,356,000 of unrecognized compensation costs related to unvested stock options and awards that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended June 30, 2010 and 2009, the Company recorded compensation expense of $1,837,000 and $417,000 in accordance with ASC 718, which has been included in selling, general and administrative expenses. The Company’s total stock-based compensation related expense increased both the basic and diluted loss per share by $0.07 and $0.02 for the three months ended June 30, 2010 and 2009.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2010.

Assumptions:

Dividend Yield:  0%

Average Term: 5 years

Volatility: 32%

Risk free rate of return: 3.3%

Option transactions under the plans during the three months ended June 30, 2010 are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2010	3,052,829	$14.58
Granted	420,400	10.79
Exercised	(170,350)	6.34
Outstanding at June 30, 2010	3,302,879	$14.53	6.35	$1,620,000
Exercisable at June 30, 2010	2,101,900	$17.31	5.03	$424,000

The aggregate intrinsic value is based on the Company’s June 30, 2010 common share market value for in-the-money options.

The following information applies to options outstanding at June 30, 2010.

Options Outstanding

Range of exercise prices	Number outstanding at period end	Weighted- average remaining contractual life	Weighted- average exercise price
$4.16-$6.11	43,157	3.56	$4.43
6.26-9.38	531,290	8.48	6.45
9.57-13.37	1,036,154	8.18	10.31
15.33-21.96	1,471,278	4.73	18.73
27.69	221,000	4.03	27.69
	3,302,879	6.35	$14.53

Options Exercisable

Range of exercise prices	Number exercisable at period end	Weighted- average exercise price
$4.16-$6.11	43,157	$4.43
6.26-9.38	111,690	7.18
9.57-13.37	374,425	10.31
15.33-21.96	1,351,628	18.80
27.69	221,000	27.69
	2,101,900	$17.31

The Company’s stock option plan provides for grants of restricted common stock to executives and key employees of the Company. The restricted common stock is valued based on the Company’s market value of common stock on the date of grant and expensed over the requisite service period which approximates two years.  At June 30, 2010, the Company had 234,333 shares of restricted common stock issued and outstanding under the plan.  The Company awarded 73,500 shares of restricted stock and 131,667 shares vested during the quarter ended June 30, 2010.  The restricted shares have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

NOTE C-NET EARNINGS (LOSS) PER SHARE

The Company’s basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares.  The Company’s diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.  All options outstanding were excluded from the computation of common share equivalents because they were anti-dilutive.

NOTE D-SHORT-TERM INVESTMENTS

Trading securities consists of $34,964,000 and $39,251,000 invested in various money market funds at June 30, 2010, and March 31, 2010, respectively.

NOTE E-INVENTORIES

Inventories consist of the following:

	June 30,	March 31,
	2010	2010

Raw materials and sub-assemblies	$35,180,000	$21,429,000
Finished goods	29,118,000	34,741,000
Parts, garments and accessories	23,771,000	25,191,000
	$88,069,000	$81,361,000

NOTE F-LINE OF CREDIT

The Company entered into a $60,000,000 senior secured revolving bank agreement on November 10, 2009, for the documentary and stand-by letters of credit, for working capital needs and general corporate purposes.  The Company may borrow up to $60,000,000 during June through November and up to $35,000,000 during all other months of the fiscal year.  Borrowings under the line of credit bear interest at the greater of the following rates: the prime rate, or the federal funds rate plus 0.50% or the LIBOR for a 30 day interest period plus 1.00%.  As of June 30, 2010 the effective rate was 5.25%.  All borrowings are collateralized by substantially all of the Company’s assets including all real estate, accounts receivable and inventory.  No borrowings from the line of credit were outstanding at June 30, 2010 and 2009.  The outstanding letters of credit balances were $22,835,000 and $9,149,000 at June 30, 2010 and 2009, respectively, and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items.  The Company was in compliance with the terms of the credit agreement as of June 30, 2010.

NOTE G-ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	March 31,
	2010	2010
Marketing	$6,370,000	$7,940,000
Compensation	3,081,000	2,645,000
Warranties	13,347,000	14,077,000
Insurance	7,185,000	7,089,000
Other	2,623,000	3,291,000
	$32,606,000	$35,042,000

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

	2010	2009
Balance at April 1	$14,077,000	$15,702,000
Warranty provision	869,000	1,022,000
Warranty claim payments	(1,599,000)	(2,640,000)
Balance at June 30	$13,347,000	$14,084,000

NOTE I—SHAREHOLDERS’ EQUITY

Share Repurchase

In January 2008, the Company’s Board of Directors approved a $10,000,000 share repurchase program. During the three months ended June 30, 2010, the Company repurchased and cancelled 106,060 shares of restricted stock from employees in private transactions, and for the three months ended June 30, 2009 the Company did not repurchase or cancel any shares under the program approved by the Board. At June 30, 2010, authorization to repurchase up to approximately $8,544,000 of Company common stock (or approximately 937,870 shares based on the per share price of $9.11 as of June 30, 2010) remains outstanding.

Additional Paid-in-Capital

During the three months ended June 30, 2010 and 2009, additional paid-in-capital increases of $1,837,000 and $417,000 were recorded related to stock based compensation under ASC 718.

Accumulated Other Comprehensive Income (Loss)

The components of the changes in accumulated other comprehensive income (loss), net of taxes, during the following periods were as follows:

	Three Months Ended June 30,
	2010	2009
Balance at beginning of period	$(2,382,000)	$(512,000)
Unrealized gain on derivative instruments, net of tax	2,827,000	737,000
Foreign currency translation adjustment	(2,623,000)	738,000
Balance at end of period	$(2,178,000)	$963,000

Other comprehensive income (loss) was as follows:

	Three Months Ended June 30,
	2010	2009
Net loss	$(4,478,000)	$(5,947,000)
Unrealized gain on derivative instruments, net of tax	2,827,000	737,000
Foreign currency translation adjustment	(2,623,000)	738,000
Total Other Comprehensive Loss	$(4,274,000)	$(4,472,000)

NOTE J—COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At June 30, 2010, the Company’s contingent maximum repurchase obligation was approximately $77,770,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

On October 14, 2009, the Company and GE Commercial Distribution Finance Corporation (“CDF”) entered into an agreement pursuant to which CDF will provide the Company’s U.S. dealers with floorplan credit facilities to finance the purchase of inventory from the Company.  The agreement became effective upon the occurrence of certain events, including establishment of a new multi-year working capital credit facility.  The agreement is for an initial term of two years with one year automatic renewals, and may be terminated earlier if certain events of default occur.  The Company will repurchase from CDF repossessed inventory and the Company and CDF will share certain profits and losses from operation of the credit facilities.  The CDF floorplan credit facility replaced the Company’s previous floorplan agreement with Textron Financial Corporation, which had previously announced its intent to exit the dealer floorplan business. The new floorplan program with CDF began December 1, 2009.

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

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

In January of 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements,” that revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers.  It also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendment also clarifies that disclosures should be disaggregated by class of asset or liability and that disclosures about the valuation techniques and inputs used to measure fair value should be provided for both recurring and nonrecurring fair value measurements.  ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will become effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years.  The adoption of this amended guidance did not have a material impact on the Company’s consolidated results of operation or financial condition.

NOTE L — CASH AND CASH EQUIVALENTS

The Company includes checks issued but not presented for payment in cash and cash equivalents as a reduction of other cash balances unless checks written are in excess of the bank balance.  As of June 30, 2010, there were no checks written in excess of bank balances.

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

Executive Overview

The following discussion pertains to the results of operations and financial position of the Company for the quarter ended June 30, 2010.  Due to the seasonality of the snowmobile, ATV and PG&A businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the full year.

For the first quarter ended June 30, 2010 the Company reported net sales of $63.4 million, a net loss of $4.5 million and a net loss per share of $0.25 compared to first quarter ended June 30, 2009 net sales of $69.4 million, a net loss of $5.9 million and a net loss per share of $0.33.  Higher gross profit partially offset by higher operating expenses contributed to a reduced loss for the quarter compared to the same period in the prior year.

Overall demand for recreational products remains weak, due to the continued difficult global economic conditions, higher unemployment and historically low consumer confidence. As a result, recreational product retail sales declined further in the first quarter of fiscal 2011. Retail sales of the Company’s ATVs were somewhat better than the industry as a whole for the quarter, and the Company gained ATV market share. However, because of the weak retail environment, the Company expects lower ATV sales to its North American dealers as it continues to align dealer inventories to better match consumer demand. Given this situation, the Company has continued to implement several profitability initiatives aimed at improving its margins and to achieve improved operating results this fiscal year.

Arctic Cat estimates sales for its fiscal year ending March 31, 2011, in the range of $447 million to $460 million, based on ATV sales being down 3 to 6%, snowmobile sales increasing 5 to 7% and PG&A sales flat to up 3%. The Company expects earnings per share to improve to 18 to 33 cents per share in fiscal 2011.

Results of Operations

Product Line Sales

	Three Months Ended June 30,
($ in thousands)	2010	Percent of Total Sales	2009	Percent of Total Sales	Percent Change 2010 vs 2009
ATV	$27,833	44%	$32,171	46%	(13)%
Snowmobile	17,105	27%	17,917	26%	(5)%
Parts, garments & accessories	18,468	29%	19,282	28%	(4)%
Net Sales	$63,406	100%	$69,370	100%	(9)%

During the first quarter of fiscal 2011, net sales decreased 9% to $63.4 million from $69.4 million in the first quarter of  fiscal 2010. ATV unit volume decreased 15%, snowmobile unit volume decreased 9% and PG&A sales decreased $814,000.  ATV and snowmobile unit volume decreased primarily due to planned reductions as the Company focused on reducing dealer inventory to better match wholesale sales with retail demand. PG&A sales decreases during the first quarter of fiscal 2011 were primarily due to lower snowmobile garments and ATV parts shipments.

Cost of Goods Sold

	Three Months Ended June 30,
($ in thousands)	2010	Percent of Total Sales	2009	Percent of Total Sales	Percent Change 2010 vs 2009
Snowmobile & ATV units	$42,249	66.6%	$50,342	72.6%	(16.1)%
Parts, garments & accessories	10,398	16.4%	11,480	16.5%	(9.4)%
Total Cost of Goods Sold	$52,647	83.0%	$61,822	89.1%	(14.8)%

During the first quarter of fiscal 2011, cost of sales decreased 14.8% to $52.6 million from $61.8 million for the first quarter of fiscal 2010.  Fiscal 2011 snowmobile and ATV unit cost of sales decreased 16.1% to $42.2 million from $50.3 million in line with decreases in unit sales during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  The first quarter of fiscal 2011 cost of sales for PG&A decreased to $10.4 million compared to $11.5 million for fiscal 2010, in line with decreased sales.

Gross Profit

	Three Months Ended June 30,
($ in thousands)	2010	2009	Percent Change 2010 vs 2009
Gross Profit Dollars	$10,759	$7,548	42.5%
Percentage of Sales	17.0%	10.9%	6.1%

Gross profit increased 42.5% to $10.8 million in the first quarter of fiscal 2011 from $7.5 million in the first quarter of fiscal 2010. The gross profit percentage for the first quarter of fiscal 2011 increased to 17.0% versus 10.9% in 2010. The increase in the quarterly gross profit percentages were primarily due to higher margins for all product lines as a result of product cost reductions, price increases, favorable Canadian currency exchange rates, and rescaled production activities.

Operating Expenses

	Three Months Ended June 30,
($ in thousands)	2010	2009	Percent Change 2010 vs 2009
Selling & Marketing	$6,287	$6,422	(2)%
Research & Development	3,225	3,170	2%
General & Administrative	8,152	6,634	23%
Total Operating Expenses	$17,664	$16,226	9%
Percentage of Sales	27.9%	23.4%

Selling and Marketing expenses decreased 2% to $6.3 million in the first quarter of fiscal 2011 from $6.4 million in the first quarter of fiscal 2010, primarily due to lower advertising expenses.  Research and Development expenses increased 2% to $3.2 million in the first quarter of fiscal 2011 compared to $3.2 million in the first quarter of fiscal 2010 due primarily to higher development expenses.  General and Administrative expenses increased 23% to $8.2 million in the first quarter of fiscal 2011 from $6.6 million in the first quarter of fiscal 2010 due primarily to increased stock based compensation costs as the Company has moved most of its stock grants to the first quarter from the second quarter to better align with the beginning of the fiscal year.

Other Income / Expense

The Company had $18,000 interest income in the first quarter of fiscal 2011 compared to $4,000 in the first quarter of fiscal 2010. Interest income was primarily affected by higher cash levels at the beginning of the fiscal year compared to last year. Interest expense decreased to $3,000 in the first quarter of fiscal 2011 from $72,000 in the first quarter of fiscal 2010. Interest expense is lower due to lower borrowing levels primarily driven by reduced inventory levels.

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

Accounts receivable were $34.7 million at June 30, 2010 compared to $42.6 million at June 30, 2009.  The decrease in accounts receivable is due to decreased net sales and Canadian floorplan receivables.  The accounts receivable balance at March 31, 2010 was $ 29.2 million.  The increase in the Company’s receivable balance as of June 30, 2010 compared to March 31, 2010 is due to the seasonality of the Company’s snowmobile, ATV and PG&A businesses.  Inventory was $88.1 million at June 30, 2010 compared to $127.1 million at June 30, 2009 and $81.4 million on March 31, 2010.  The decrease in comparative quarter end inventory is primarily due to decreased ATV and snowmobile finished unit inventories.  During the three months ended June 30, 2010, the Company repurchased approximately $1,456,000 of its restricted stock, and paid approximately $963,000 to cancel outstanding stock-settled appreciation rights (SSARs). Cash and short-term investments were $58.6 million and $7.9 million at June 30, 2010 and 2009, respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

The Company believes that the cash generated from operations and the available line of credit will be sufficient to meet its working capital and capital expenditure requirements on a short and long-term basis.

Line of Credit

The Company has operated this year under senior secured credit agreements with borrowings of up to $60,000,000 for working capital during June through November and up to $35,000,00 during all other months of the fiscal year.  The Company was in compliance with the terms of the credit agreement as of June 30, 2010.

Significant Accounting Policies

See the Company’s most recent Annual Report on Form 10-K for the year ended March 31, 2010 for a discussion of its critical accounting policies.

In January of 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” that revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers.  It also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendment also clarifies that disclosures should be disaggregated by class of asset or liability and that disclosures about the valuation techniques and inputs used to measure fair value should be provided for both recurring and nonrecurring fair value measurements.  ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will become effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years.  The adoption of this amendment did not have a material impact on the Company’s consolidated results of operation or financial condition.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements.  This Quarterly Report on Form 10-Q contains forward-looking statements that reflect the Company’s current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” and other expressions that indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix and volume; competitive pressure on sales, pricing and sales incentives; increase in material or production cost which cannot be recouped in product pricing; difficulties in transitioning the sourcing of engines from Suzuki; interruption of dealer floorplan financing; warranty expenses and product recalls; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of reserves or insured amounts; environmental and product safety regulatory activity; effects of the weather; general economic conditions and political changes, interest rate changes and consumer demand and confidence. The Company does not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2010. As of June 30, 2010, the Company has notional Canadian dollar and Euro denominated cash flow hedges of approximately $118.0 million (USD) and $1.9 million (USD), with a weighted average contract exchange rate of 102.0 and 1.43, respectively.  The fair values of the Canadian dollar and Euro hedge contracts at June 30, 2010, represent an unrealized gain of $4,896,000.  A ten percent fluctuation in the currency rates as of June 30, 2010 would have resulted in a change in the fair value of the Canadian dollar and Euro hedge contracts of approximately $11,800,000 and $1,850,000, respectively.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.  As of June 30, 2010, the Company had no Japanese Yen denominated cash flow hedges.

Information regarding inflation, foreign currency exchange rates and interest rates, is discussed within “Quantitative and Qualitative Disclosures About Market Risk — Inflation, Foreign Exchange Rates and Interest Rates” and Footnote A to the Financial Statements in the Company’s 2010 Annual Report on Form 10-K.  Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and is not deemed to be significant.

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

There were no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ARCTIC CAT INC.

Date:	August 9, 2010	By	/s/ Christopher A. Twomey
Christopher A. Twomey
Chief Executive Officer

Date:	August 9, 2010	By	/s/ Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer