Form 10-Q
period 2010-09-30
ARCTIC CAT INC
filed 2010-11-08
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010 or

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

At November 3, 2010, 12,125,726 shares of Common Stock and 6,102,000 shares of Class B Common Stock of the registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	March 31,
	2010	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,262,000	$31,811,000
Short-term investments	40,605,000	39,251,000
Accounts receivable, less allowances	70,502,000	29,227,000
Inventories	95,894,000	81,361,000
Prepaid expenses	2,616,000	4,384,000
Deferred income taxes	16,746,000	14,981,000
Total current assets	266,625,000	201,015,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	187,491,000	185,023,000
Land, buildings and improvements	28,937,000	28,937,000
	216,428,000	213,960,000
Less accumulated depreciation	178,091,000	170,644,000
	38,337,000	43,316,000

OTHER ASSETS
Intangibles and other assets	1,724,000	1,753,000

	$306,686,000	$246,084,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$65,894,000	$37,303,000
Accrued expenses	44,215,000	35,042,000
Income taxes payable	11,661,000	2,975,000
Total current liabilities	121,770,000	75,320,000

DEFERRED INCOME TAXES	2,855,000	3,425,000

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding: 12,110,985 at September 30, 2010 and 12,125,985 at March 31, 2010	121,000	121,000

Class B common stock, par value $.01; 7,560,000 shares authorized; issued and outstanding: 6,102,000 at September 30, 2010 and at March 31, 2010.	61,000	61,000
Additional paid in capital	5,903,000	5,053,000
Accumulated other comprehensive loss	(1,841,000)	(2,382,000)
Retained earnings	177,817,000	164,486,000
Total shareholders’ equity	182,061,000	167,339,000
	$306,686,000	$246,084,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009

Net Sales
Snowmobile & ATV units	$148,166,000	$137,466,000	$193,104,000	$187,554,000
Parts, garments & accessories	27,646,000	28,834,000	46,114,000	48,116,000
Total net sales	175,812,000	166,300,000	239,218,000	235,670,000
Cost of goods sold
Snowmobile & ATV units	107,280,000	103,748,000	149,529,000	154,090,000
Parts, garments & accessories	17,274,000	_17,341,000	27,672,000	_28,821,000
Total cost of goods sold	124,554,000	121,089,000	177,201,000	182,911,000
Gross profit	51,258,000	45,211,000	62,017,000	52,759,000

Operating expenses
Selling & marketing	10,405,000	9,619,000	16,471,000	16,041,000
Research & development	3,185,000	3,028,000	6,410,000	6,198,000
General & administrative	10,287,000	10,652,000	18,660,000	17,286,000
Total operating expenses	23,877,000	23,299,000	41,541,000	39,525,000

Operating profit	27,381,000	21,912,000	20,476,000	13,234,000

Other income (expense)
Interest income	26,000	—	44,000	4,000
Interest expense	(7,000)	(175,000)	(10,000)	(247,000)
Total other income (expense)	19,000	(175,000)	34,000	(243,000)
Earnings before income taxes	27,400,000	21,737,000	20,510,000	12,991,000
Income tax expense	9,591,000	6,957,000	7,179,000	4,158,000
Net earnings	$17,809,000	$14,780,000	$13,331,000	$8,833,000

Net earnings per share
Basic	$0.98	$0.81	$0.73	$0.49
Diluted	$0.97	$0.81	$0.72	$0.48

Weighted average shares outstanding
Basic	18,214,000	18,227,000	18,202,000	18,212,000
Diluted	18,320,000	18,252,000	18,404,000	18,225,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$13,331,000	$8,833,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,244,000	11,286,000
Deferred income taxes	(2,550,000)	(2,726,000)
Stock based compensation expense	2,535,000	1,760,000
Changes in operating assets and liabilities:
Trading securities	(1,354,000)	131,000
Accounts receivable, less allowances	(41,127,000)	(29,268,000)
Inventories	(14,505,000)	(10,964,000)
Prepaid expenses	1,765,000	(548,000)
Accounts payable	28,932,000	15,182,000
Accrued expenses	9,180,000	1,303,000
Income taxes	8,753,000	6,873,000
Net cash provided by operating activities	13,204,000	1,862,000

Cash flows from investing activities:
Purchase of property and equipment	(3,234,000)	(2,082,000)
Net cash used in investing activities	(3,234,000)	(2,082,000)
Cash flows from financing activities:
Checks written in excess of bank balance	—	590,000
Proceeds from short-term borrowings	—	73,429,000
Payments on short-term borrowings	—	(73,429,000)
Proceeds from issuance of common stock	207,000	—
Tax benefit from stock options exercises	526,000	—
Repurchase of common stock	(2,419,000)	—
Net cash provided by (used in) financing activities	(1,686,000)	590,000
Effect of exchange rate changes on cash and cash equivalents	167,000	(492,000)
Net increase (decrease) in cash and cash equivalents	8,451,000	(122,000)
Cash and cash equivalents at the beginning of period	31,811,000	11,244,000
Cash and cash equivalents at the end of period	$40,262,000	$11,122,000
Supplemental disclosure of cash payments for:
Income taxes	$469,000	$167,000
Interest	$10,000	$236,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2010, the results of operations for the three month and six month periods ended September 30, 2010 and 2009 and cash flows for the six month periods ended September 30, 2010 and 2009. Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2010 is derived from the audited balance sheet as of that date.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses.  Actual results could differ from those estimates.

NOTE B—STOCK BASED COMPENSATION

At September 30, 2010, the Company had stock based compensation plans, all previously approved by the shareholders.  Awards granted under these plans generally vest over one to five years, have a contractual life that range from one to ten years and provide for accelerated vesting if there is a change in control, as such term is defined in the plans.   If grantees are retirement eligible as defined in the plan and awards would either fully vest upon retirement or continue to vest after retirement, the full amount of the related expense is recognized upon grant.  At September 30, 2010, the Company had approximately 3,187,282 shares available for future grant under its stock option and award plans.

The Company accounts for stock based compensation in accordance with Accounting Standards Codification (“ASC”) ASC Topic No. 718 (“ASC 718”), which requires that the fair value of all share-based payment transactions, including stock options and awards, be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service period. At September 30, 2010, the Company had $2,253,000 of unrecognized compensation costs related to unvested stock options and awards that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended September 30, 2010 and 2009, the Company recorded compensation expense of $698,000 and $1,344,000, and for the six months ended September 30, 2010 and 2009, the Company recorded compensation expense of $2,535,000 and $1,760,000 in accordance with ASC 718, which has been included in selling, general and administrative expenses. The Company’s total stock based compensation related expense decreased both the basic and diluted earnings per share by $0.02 and $0.05 for the three months ended September 30, 2010 and 2009, and by $0.09 and $0.07 for the six months ended September 30, 2010 and 2009.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options granted during the six months ended September 30, 2010.

Assumptions:

Dividend Yield:  0%

Average Term: 5 years

Volatility: 32%

Risk free rate of return: 3.3%

Option transactions under the plans during the six months ended September 30, 2010 are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2010	3,052,829	$14.58
Granted	514,844	10.84
Exercised	(170,350)	6.34
Cancelled	(43)	12.06
Outstanding at September 30, 2010	3,397,280	$14.43	6.06	$2,606,000
Exercisable at September 30, 2010	2,509,711	$16.27	5.23	$1,396,000

The aggregate intrinsic value is based on the difference between the exercise price and the Company’s September 30, 2010 common share market value for in-the-money options.

The following information applies to options outstanding at September 30, 2010.

Options Outstanding

Range of exercise prices	Number outstanding at period end	Weighted- average remaining contractual life	Weighted- average exercise price
$4.16-6.11	43,157	3.30	$4.43
6.26-9.38	531,290	8.23	6.45
9.57-13.37	1,130,555	7.66	10.37
15.33-21.96	1,471,278	4.48	18.73
27.69	221,000	3.77	27.69
	3,397,280	6.06	$14.43

Options Exercisable

Range of exercise prices	Number exercisable at period end	Weighted- average exercise price
$4.16-6.11	43,157	$4.43
6.26-9.38	251,560	6.67
9.57-13.37	522,716	10.11
15.33-21.96	1,471,278	18.73
27.69	221,000	27.69
	2,509,711	$16.27

The Company’s stock option plan provides for grants of restricted common stock to executive and key employees of the Company. The restricted common stock is valued based on the Company’s market value of common stock on the date of grant and the amount of any award is expensed over the requisite service period which approximates two years.  If grantees are retirement eligible and awards would either fully vest upon retirement or continue to vest after retirement, the full amount of the related expense is recognized upon grant.  At September 30, 2010, the Company had 224,726 shares of restricted common stock issued and outstanding under the plan.  The restricted shares have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

NOTE C-NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.  Options to purchase 2,846,833 and 2,931,922 shares of common stock with weighted average exercise prices of $16.03 and $15.05 outstanding during the three months ended September 30, 2010 and 2009, and options to purchase 2,297,531 and 2,758,576 shares of common stock with weighted average exercise prices of $17.42 and $15.60 outstanding during the six months ended September 30, 2010 and 2009 were excluded from the computation of common share equivalents because they were anti-dilutive as the per share exercise prices exceeded the per share market value.

NOTE D-SHORT-TERM INVESTMENTS

Trading securities consists of $40,605,000 and $39,251,000 invested in various money market funds at September 30, 2010, and March 31, 2010, respectively.

NOTE E-INVENTORIES

	September 30, 2010	March 31, 2010
Inventories consist of the following:
Raw materials and sub-assemblies	$35,020,000	$21,429,000
Finished goods	35,212,000	34,741,000
Parts, garments and accessories	25,662,000	25,191,000
	$95,894,000	$81,361,000

NOTE F-LINE OF CREDIT

The Company entered into a $60,000,000 senior secured revolving bank agreement on November 10, 2009, for documentary and stand-by letters of credit, working capital needs and general corporate purposes.  The Company may borrow up to $60,000,000 during June through November and up to $35,000,000 during all other months of the fiscal year.  Borrowings under the line of credit bear interest at the greater of the following rates: the prime rate, or the federal funds rate plus 0.50% or the LIBOR for a 30 day interest period plus 1.00%.  As of September 30, 2010 the effective rate was 5.00%. All borrowings are collateralized by substantially all of the Company’s assets including all real estate, accounts receivable and inventory.  No borrowings from the line of credit were outstanding at September 30, 2010 and March 31, 2010.  The outstanding letters of credit balances were $23,323,000 and $7,469,000 at September 30, 2010 and 2009, respectively, and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the terms of the credit agreement as of September 30, 2010.

NOTE G-ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2010	March 31, 2010
Marketing	$10,459,000	$7,940,000
Compensation	6,229,000	2,645,000
Warranties	15,526,000	14,077,000
Insurance	9,112,000	7,089,000
Other	2,889,000	3,291,000
	$44,215,000	$35,042,000

NOTE H-PRODUCT WARRANTIES

The Company generally provides a limited warranty for snowmobiles and ATV’s.  The period of warranty is twelve months from the date of consumer registration for snowmobiles and six months from the date of consumer registration for ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims experience becomes known. The following represents changes in accrued warranty for the six month periods ended September 30:

	2010	2009
Balance at April 1	$14,077,000	$15,702,000
Warranty provision	4,423,000	4,359,000
Warranty claim payments	(2,974,000)	(4,676,000)
Balance at September 30	$15,526,000	$15,385,000	_

NOTE I—SHAREHOLDERS’ EQUITY

Share Repurchase

In January 2008, the Company’s Board of Directors approved a $10,000,000 share repurchase program. During the six months ended September 30, 2010, the Company repurchased $1,456,000 or 106,060 shares of common stock under the program approved by the Board of Directors.  During the six months ended September 30, 2009, the Company did not repurchase or cancel any shares under the program approved by the Board of Directors. At September 30, 2010, authorization to repurchase up to $8,544,000 of Company common stock or approximately 834,000 shares based on the per share price of $10.25 as of September 30, 2010, remains outstanding.

Additional Paid-in-Capital

During the six months ended September 30, 2010 and 2009, the Company recorded increases to additional paid-in-capital of $2,535,000 and $1,760,000 related to stock based compensation under ASC 718.

Accumulated Other Comprehensive Income (Loss)

The components of the changes in accumulated other comprehensive income (loss), net of taxes, during the following periods were as follows:

	Six Months Ended September 30,
	2010	2009
Balance at beginning of period	$(2,382,000)	$(512,000)
Unrealized gain on derivative instruments, net of tax	145,000	—
Foreign currency translation adjustment	396,000	1,984,000
Balance at end of period	$(1,841,000)	$1,472,000

	Six Months Ended September 30,
	2010	2009
Other comprehensive income was as follows:
Net earnings	$13,331,000	$8,833,000
Unrealized gain on derivative instruments, net of tax	145,000	—
Foreign currency translation adjustment	396,000	1,984,000
Total Other Comprehensive Income	$13,872,000	$10,817,000

Note J—COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At September 30, 2010, the Company’s contingent maximum repurchase obligation was approximately $75,849,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the subsequent resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

On October 14, 2009, the Company and GE Commercial Distribution Finance Corporation (“CDF”) entered into an agreement pursuant to which CDF will provide the Company’s U.S. dealers with floorplan credit facilities to finance the purchase of inventory from the Company.   The term of the agreement runs through April 30, 2014 and may be terminated earlier if certain events of default occur.  The Company will repurchase from CDF repossessed inventory and the Company and CDF will share certain profits and losses from operation of the credit facilities.

On August 16, 2010, the Company and TCF Commercial Distribution Finance Canada, Inc.(“TCF”) entered into an agreement pursuant to which TCF will provide the Company’s Canadian dealers with floorplan credit facilities to finance the purchase of inventory from the Company.  The term of the agreement runs through April 30, 2013. The Company will repurchase from TCF repossessed inventory and the Company and TCF will share certain profits and losses from operation of the credit facilities.  The TCF floorplan credit facility replaced the Company’s previous floorplan agreement with Textron Financial Corporation, which had announced its intent to exit the dealer floorplan business.

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

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements,” that revised two disclosure requirements concerning fair value measurements and clarified two others.  It requires separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers.  It also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendment also clarified that disclosures should be disaggregated by class of asset or liability and that disclosures about the valuation techniques and inputs used to measure fair value should be provided for both recurring and nonrecurring fair value measurements.  ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will become effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years.  The adoption of this amended guidance did not have a material impact on the Company’s consolidated results of operation or financial condition.

In September 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” to enhance the disclosures required for financing receivables (for example, loans, trade accounts receivable, notes receivable, and receivables relating to a lessor’s leveraged, direct financing, and sales-type leases) and allowances for credit losses. The amended disclosures are designed to provide more information to financial statement users regarding the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning on or after December 15, 2010.  The Company expects the amended guidance to impact its disclosures in future periods, but to otherwise not have a significant effect on its consolidated financial statements.

NOTE L — CASH AND CASH EQUIVALENTS

The Company includes checks issued but not presented for payment in cash and cash equivalents as a reduction of other cash balances unless checks written are in excess of the bank balance.   As of September 30, 2010 and March 31, 2010, the Company had no checks written in excess of bank balances. As of September 30, 2009, the Company had $590,000 of checks written in excess of bank balances which were classified as accounts payable on the balance sheet and included in the statement of cash flows for the six months ended September 30, 2009 as a financing activity.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arctic Cat Inc. (the “Company”) designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (“ATVs”) under the Arctic Cat brand name, as well as related parts, garments and accessories (“PG&A”) principally through its facilities in Thief River Falls, Minnesota.  The Company markets its products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, the Middle East, Asia, South America and other international markets. The Arctic Cat brand name has existed for nearly 50 years and is among the most widely recognized and respected names in the snowmobile and ATV  industries.  The Company trades on the NASDAQ Global Select Market under the symbol “ACAT.”

Executive Overview

The following discussion pertains to the results of operations and financial position of the Company for the quarter and six month period ended September 30, 2010.  Due to the seasonality of the snowmobile, ATV and PG&A businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the full year.

For the second quarter ended September 30, 2010, the Company reported net sales of $175.8 million, net earnings of $17.8 million and net earnings per share of $0.97 compared to second quarter ended September 30, 2009 net sales of $166.3 million, net earnings of $14.8 million and net earnings per share of $0.81.  A 200 basis point improvement in gross margins and a 40 basis point improvement in operating expenses contributed to improved quarterly results compared to the same period in the prior year. For the six month period ended September 30, 2010, the Company reported net sales of $239.2 million, net earnings of $13.3 million and earnings per share of $0.72 compared to net sales of $235.7 million, net earnings of $8.8 million and earnings per share of $0.48 for the same period last year.

Overall retail demand for recreational products remains weak, due to the continued difficult global economic conditions, high unemployment and low consumer confidence. As a result, recreational product retail sales declined further in the second quarter of fiscal 2011. However, despite the weak retail environment the Company expects its ATV and snowmobile retail sales to outperform industry retail sales and sales to international distributors to increase this fiscal year. The Company continues to aggressively implement several profitability initiatives aimed at improving its margins to achieve improved operating results this fiscal year. In addition the Company continues to make progress on decreasing overall dealer and factory inventories to better align them with consumer demand.

Based on our results year to date and expectations of future performance, the Company is raising its full-year fiscal 2011 sales and earnings guidance. The Company now estimates fiscal 2011 net sales in the range of $453 million to $463 million and  anticipates that fiscal 2011 earnings will be in the range of $0.40 to $0.55 per diluted share, driven by increased international revenue as well as increased gross margins resulting from favorable commodity costs and lower than planned sales incentives. The Company’s previous guidance anticipated fiscal 2011 earnings of $0.18 to $0.33 per diluted share on net sales of $447 million to $460 million.

Results of Operations

Product Line Sales

	Three Months Ended September 30,					Six Months Ended September 30,
($ in millions)	2010	Percent of Total Sales	2009	Percent of Total Sales	Percent Change 2010 vs 2009	2010	Percent of Total Sales	2009	Percent of Total Sales	Percent Change 2010 vs 2009
ATV	$56.6	32%	$51.7	31%	9%	$84.5	35%	$83.9	36%	1%
Snowmobile	91.5	52%	85.8	52%	7%	108.6	46%	103.7	44%	5%
Parts, garments & accessories	27.7	16%	28.8	17%	(4)%	46.1	19%	48.1	20%	(4)%
Net Sales	$175.8	100%	$166.3	100%	6%	$239.2	100%	$235.7	100%	2%

During the second quarter of fiscal 2011, net sales increased 6% to $175.8 million from $166.3 million in the fiscal 2010 second quarter. ATV unit volume increased 1%, snowmobile unit volume increased 6% and PG&A sales decreased $1.1 million. Net sales for the six months ended September 30, 2010, increased 2% to $239.2 million from $235.7 million for the same period in fiscal 2010. ATV unit volume increased 1%, snowmobile unit volume increased 5% and PG&A sales decreased $2.0 million during the first six months of fiscal 2011 as compared to the same period a year ago.  Increased ATV unit volume for the quarter resulted from sales of the new Prowler HDX utility model. Increased year to date ATV unit volume was driven by increased ATV unit sales as well as sales of the new Prowler HDX utility model.  Increases in snowmobile unit volume for the quarter and year to date were driven by increased international sales to distributors. PG&A sales decreases during the quarter and year to date were due to the timing of shipments.

Cost of Goods Sold

	Three Months Ended September 30,					Six Months Ended September 30,
($ in millions)	2010	Percent of Total Sales	2009	Percent of Total Sales	Percent Change 2010 vs 2009	2010	Percent Of Total Sales	2009	Percent of Total Sales	Percent Change 2010 vs 2009
Snowmobile & ATV units	$107.3	61.0%	$103.8	62.4%	3.4%	$149.5	62.5%	$154.1	65.4%	(3.0)%
Parts, garments & accessories	17.3	9.8%	17.3	10.4%	0.0%	27.7	11.6%	28.8	12.2%	(3.8)%
Total Cost of Goods Sold	$124.6	70.8%	$121.1	72.8%	2.9%	$177.2	74.1%	$182.9	77.6%	(3.1)%

During the second quarter of fiscal 2011, cost of sales increased 2.9% to $124.6 million from $121.1 million for the second quarter of fiscal 2010.  Fiscal 2011 snowmobile and ATV unit cost of sales increased 3.4% to $107.3 million from $103.8 million in line with increases in unit sales during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.  The second quarter of fiscal 2011 cost of sales for PG&A is unchanged at $17.3 million. During the first six months of fiscal 2011 cost of sales decreased 3.1% to $177.2 million from $182.9 million for the first six months of fiscal 2010. Fiscal 2011 snowmobile and ATV unit cost of sales for the first six months decreased 3.0% to $149.5 million from $154.1 million due to lower product and freight costs during the period compared to the same period of fiscal 2010. The cost of sales for PG&A decreased to $27.7 million in the first six months of fiscal 2011 compared to $28.8 million for the comparable period in fiscal 2010, in line with decreased sales.

Gross Profit

	Three Months Ended September 30,			Six Months Ended September 30,
($ in millions)	2010	2009	Percent Change 2010 vs 2009	2010	2009	Percent Change 2010 vs 2009
Gross Profit Dollars	$51.3	$45.2	13.5%	$62.0	$52.8	17.4%
Percentage of Sales	29.2%	27.2%	2.0%	25.9%	22.4%	3.5%

Gross profit increased 13.5% to $51.3 million in the second quarter of fiscal 2011 from $45.2 million in the second quarter of fiscal 2010. The gross profit percentage for the second quarter of fiscal 2011 increased to 29.2% versus 27.2% in 2010. The gross profit percentage for the first six months of fiscal 2011 increased to 25.9% versus 22.4% in 2010. The increases in the quarterly and year-to-date 2011 gross profit percentages were primarily due to higher margins for all product lines as a result of product cost reductions, price increases and favorable Canadian currency exchange rates.

Operating Expenses

	Three Months Ended September 30,			Six Months Ended September 30,
($ in millions)	2010	2009	Percent Change 2010 vs 2009	2010	2009	Percent Change 2010 vs 2009
Selling & Marketing	$10.4	$9.6	8%	$16.5	$16.0	3%
Research & Development	3.2	3.0	7%	6.4	6.2	3%
General & Administrative	10.3	10.7	(4)%	18.7	17.3	8%
Total Operating Expenses	$23.9	$23.3	3%	$41.6	$39.5	5%
Percentage of Sales	13.6%	14.0%		17.4%	16.8%

Selling and Marketing expenses increased 8% to $10.4 million in the second quarter of fiscal 2011 from $9.6 million in the second quarter of fiscal 2010, primarily due to increased advertising expenses.  Research and Development expenses increased 7% to $3.2 million in the second quarter of fiscal 2011 compared to $3.0 million in the second quarter of fiscal 2010 due primarily to higher development expenses.  General and Administrative expenses decreased 4% to $10.3 million in the second quarter of fiscal 2011 from $10.7 million in the second quarter of fiscal 2010 due  to lower international administration expenses. Selling and Marketing expenses increased 3% to $16.5 million in the first six months of fiscal 2011 from $16.0 million in the same period of fiscal 2010, primarily due to higher advertising expenses. Research and Development expenses increased 3% to $6.4 million in the first six months of fiscal 2011 compared to $6.2 million in the same period of fiscal 2010, due primarily to higher development expenses. General and Administrative expenses increased 8% to $18.7 million in the first six months of fiscal 2011 from $17.3 million in the same period of fiscal 2010, primarily due to higher compensation and legal costs offset by lower international administrative expenses and lower Canadian hedge costs.

Other Income / Expense

The Company had $26,000 interest income in the second quarter of fiscal 2011 compared to $0 in the second quarter of fiscal 2010. Interest expense decreased to $7,000 in the second quarter of fiscal 2011 from $175,000 in the second quarter of fiscal 2010. Interest income increased to $44,000 in the first six months of fiscal 2011 from $4,000 in the same period of fiscal 2010. Interest expense decreased to $10,000 in the first six months of fiscal 2011 from $247,000 in the same period of fiscal 2010. Interest income was primarily affected by higher cash levels at the beginning of the fiscal year compared to last year. Interest expense is lower due to lower borrowing levels primarily driven by reduced inventory levels.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and ATV production cycles begin in the spring. Accounts receivable increased to $70.5 million at September 30, 2010 from $68.3 million at September 30, 2009 in line with the Company’s sales increase.  The accounts receivable balance at March 31, 2010 was $ 29.2 million.  The increase in the Company’s receivable balance as of September 30, 2010 compared to March 31, 2010 is due to the seasonality of the Company’s snowmobile, ATV and PG&A businesses.  Inventory was $95.9 million at September 30, 2010 compared to $133.6 million at September 30, 2009 and $81.4 million on March 31, 2010, due primarily to decreased inventory for all product lines.  During the six months ended September 30, 2010, the Company repurchased $1.5 million of its common shares.  Cash and short-term investments were $80.9 million and $11.2 million at September 30, 2010 and 2009, respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

The Company believes that the cash generated from operations and the available line of credit will be sufficient to meet its working capital, and capital expenditure requirements on a short and long-term basis.

Line of Credit

The Company operates under a multi-year senior secured credit agreement that allows borrowings of up to $60,000,000 for working capital during June through November and up to $35 million during all other months of the fiscal year.  The Company was in compliance with the terms of the credit agreement as of September 30, 2010.

Dealer Floorplan Financing

The Company entered into a multi-year agreement in October 2009 for GE Commercial Distribution Finance to become the exclusive provider of floorplan financing for the Company’s U.S. dealers.

In August 2010, the Company entered into an agreement with a Canadian subsidiary of TCF Bank for it to become the exclusive provider of floorplan financing for the Company’s Canadian dealers. The new multi-year financing program replaced the Company’s previous financing agreement with Textron Financial Corporation.

Significant Accounting Policies

See the Company’s most recent Annual Report on Form 10-K for the year ended March 31, 2010 for a discussion of its critical accounting policies.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” that revised two disclosure requirements concerning fair value measurements and clarified two others.  It requires separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers.  It also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendment also clarified that disclosures should be disaggregated by class of asset or liability and that disclosures about the valuation techniques and inputs used to measure fair value should be provided for both recurring and nonrecurring fair value measurements.  ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will become effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years.  The adoption of this amendment did not have a material impact on the Company’s consolidated results of operation or financial condition.

In September 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” to enhance the disclosures required for financing receivables (for example, loans, trade accounts receivable, notes receivable, and receivables relating to a lessor’s leveraged, direct financing, and sales-type leases) and allowances for credit losses. The amended disclosures are designed to provide more information to financial statement users regarding the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning on or after December 15, 2010.  The Company expects the amended guidance to impact its disclosures in future periods, but to otherwise not have a significant effect on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2010. As of September 30, 2010, the Company has notional Canadian dollar and Euro denominated cash flow hedges of approximately $60.7 million (USD) and $1.9 million (USD), with a weighted average contract exchange rate of 102.0 and 1.43, respectively.  The fair values of the Canadian dollar and Euro hedge contracts at September 30, 2010, represent an unrealized gain of $617,000.  A ten percent fluctuation in the currency rates as of September 30, 2010 would have resulted in a change in the fair value of the Canadian dollar and Euro hedge contracts of approximately $6,680,000 and $186,000, respectively.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.  As of September 30, 2010, the Company had no Japanese Yen denominated cash flow hedges.

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

There were no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 6.  Exhibits

Exhibit
Number	Description
3 (a)	Amended and Restated Articles of Incorporation of Company	(1)

3 (b)	Restated By-Laws of the Company	(2)

4 (a)	Form of Specimen Common Stock Certificate	(2)

4 (b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(3)

10.1	Amendment No. 3 to Vendor Agreement, dated September 30, 2010, by and among GE Commercial Distribution Finance, Arctic Cat Sales Inc. and the Company	(4)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(4)

31.2	CFO Certification pursuant section 302 of the Sarbanes-Oxley Act of 2002	(4)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(4)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(4)

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(2)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984), as amended by Current Report on Form 8-K filed on December 13, 2007.

(3)	Incorporated herein by reference to Exhibit 1 to the Company’s Registration on Form 8-A filed on September 20, 2001.

(4)	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date:	November 8, 2010	By	/s/ Christopher A. Twomey
Christopher A. Twomey
Chief Executive Officer

Date:	November 8, 2010	By	/s/ Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer