Form 10-Q
period 2010-12-31
ARCTIC CAT INC
filed 2011-02-08
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2010

or

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

At February 3, 2011, 12,173,480 shares of Common Stock and 6,102,000 shares of Class B Common Stock of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	March 31,
	2010	2010
ASSETS
Cash and cash equivalents	$27,541,000	$31,811,000
Short-term investments	79,529,000	39,251,000
Accounts receivable, less allowances	50,196,000	29,227,000
Inventories	77,150,000	81,361,000
Prepaid expenses	2,573,000	4,384,000
Deferred income taxes	19,460,000	14,981,000
Total current assets	256,449,000	201,015,000

PROPERTY AND EQUIPMENT - at cost
Machinery, equipment and tooling	192,065,000	185,023,000
Land, buildings and improvements	28,937,000	28,937,000
	221,002,000	213,960,000
Less accumulated depreciation	182,799,000	170,644,000
	38,203,000	43,316,000

OTHER ASSETS
Intangibles and other assets	1,748,000	1,753,000
	$296,400,000	$246,084,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$38,098,000	$37,303,000
Accrued expenses	51,941,000	35,042,000
Income taxes payable	12,840,000	2,975,000
Total current liabilities	102,879,000	75,320,000

DEFERRED INCOME TAXES	2,568,000	3,425,000

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding: 12,162,182 at December 31, 2010 and 12,125,985 at March 31, 2010	122,000	121,000

Class B common stock, par value $.01; 7,560,000 shares authorized; issued and outstanding: 6,102,000 at December 31, 2010 and at March 31, 2010.	61,000	61,000
Additional paid in capital	6,733,000	5,053,000
Accumulated other comprehensive loss	(3,042,000)	(2,382,000)
Retained earnings	187,079,000	164,486,000
Total shareholders’ equity	190,953,000	167,339,000
	$296,400,000	$246,084,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009

Net Sales
Snowmobile & ATV units	$126,381,000	$106,879,000	$319,485,000	$294,433,000
Parts, garments & accessories	25,595,000	24,161,000	71,709,000	72,277,000
Total net sales	151,976,000	131,040,000	391,194,000	366,710,000
Cost of goods sold
Snowmobile & ATV units	104,723,000	95,025,000	254,252,000	249,115,000
Parts, garments & accessories	14,521,000	13,434,000	42,193,000	42,255,000
Total cost of goods sold	119,244,000	108,459,000	296,445,000	291,370,000
Gross profit	32,732,000	22,581,000	94,749,000	75,340,000

Operating expenses
Selling & marketing	8,502,000	8,941,000	24,973,000	24,982,000
Research & development	3,418,000	2,979,000	9,828,000	9,177,000
General & administrative	8,595,000	10,037,000	27,255,000	27,323,000
Total operating expenses	20,515,000	21,957,000	62,056,000	61,482,000

Operating profit	12,217,000	624,000	32,693,000	13,858,000

Other income (expense)
Interest income	28,000	—	72,000	4,000
Interest expense	(1,000)	(2,000)	(11,000)	(249,000)
Total other income (expense)	27,000	(2,000)	61,000	(245,000)
Earnings before income taxes	12,244,000	622,000	32,754,000	13,613,000
Income tax expense (benefit)	2,982,000	(1,980,000)	10,161,000	2,178,000
Net earnings	$9,262,000	$2,602,000	$22,593,000	$11,435,000

Net earnings per share
Basic	$0.51	$0.14	$1.24	$0.63
Diluted	$0.50	$0.14	$1.22	$0.63

Weighted average shares outstanding
Basic	18,236,000	18,228,000	18,214,000	18,217,000
Diluted	18,644,000	18,297,000	18,484,000	18,249,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$22,593,000	$11,435,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,037,000	19,001,000
Deferred income taxes	(5,212,000)	(5,030,000)
Stock based compensation expense	2,869,000	2,131,000
Changes in operating assets and liabilities:
Trading securities	(40,278,000)	169,000
Accounts receivable, less allowances	(21,477,000)	(3,971,000)
Inventories	4,957,000	16,346,000
Prepaid expenses	1,808,000	1,102,000
Accounts payable	(695,000)	(8,129,000)
Accrued expenses	16,924,000	3,719,000
Income taxes	9,946,000	6,972,000
Net cash provided by operating activities	4,472,000	43,745,000

Cash flows from investing activities:
Purchase of property and equipment	(8,116,000)	(3,563,000)
Proceeds from the sale of assets	185,000	—
Net cash used in investing activities	(7,931,000)	(3,563,000)
Cash flows from financing activities:
Checks written in excess of bank balances	574,000
Proceeds from short-term borrowings	1,012,000	73,429,000
Payments on short-term borrowings	(1,012,000)	(73,429,000)
Proceeds from issuance of common stock	623,000	—
Tax benefit from stock options exercises	608,000	—
Repurchase of common stock	(2,419,000)	—
Net cash used in financing activities	(614,000)	—
Effect of exchange rate changes on cash and cash equivalents	(197,000)	(1,070,000)
Net increase (decrease) in cash and cash equivalents	(4,270,000)	39,112,000
Cash and cash equivalents at the beginning of period	31,811,000	11,244,000
Cash and cash equivalents at the end of period	$27,541,000	$50,356,000
Supplemental disclosure of cash payments for:
Income taxes	$4,838,000	$374,000
Interest	$11,000	$277,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2010, the results of operations for the three month and nine month periods ended December 31, 2010 and 2009 and the cash flows for the nine month periods ended December 31, 2010 and 2009. Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2010 is derived from the audited balance sheet as of that date.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses.  Actual results could differ from those estimates.

NOTE B—STOCK BASED COMPENSATION

At December 31, 2010, the Company had stock based compensation plans, all previously approved by the shareholders. Awards granted under these plans generally vest over one to five years, have a contractual life that range from one to ten years and provide for accelerated vesting if there is a change in control, as such term is defined in the plans. If grantees are retirement eligible as defined in the plan and awards would either fully vest upon retirement or continue to vest after retirement, the full amount of the related expense is recognized upon grant. At December 31, 2010, the Company had approximately 3,187,282 shares available for future grant under its stock option and award plans.

The Company accounts for stock based compensation in accordance with Accounting Standards Codification (ASC) Topic No. 718 (“ASC 718”), which requires that the fair value of all share-based payment transactions, including stock options and awards, be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service period. At December 31, 2010, the Company had $1,841,000 of unrecognized compensation costs related to unvested stock options and awards that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended December 31, 2010 and 2009, the Company recorded compensation expense of $334,000 and $371,000, and for the nine months ended December 31, 2010 and 2009, the Company recorded compensation expense of $2,869,000 and $2,131,000, which has been included in selling, general and administrative expenses. The Company’s total stock based compensation related expense decreased both the basic and diluted earnings per share by $0.01 and $0.02 for the three months ended December 31, 2010 and 2009, and by $0.11 and $0.10 for the nine months ended December 31, 2010 and 2009.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options granted during the nine months ended December 31, 2010.

Assumptions:

Dividend Yield:  0%

Average Term: 5 years

Volatility: 32%

Risk free rate of return: 3.3%

Option transactions under the plans during the nine months ended December 31, 2010 are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2010	3,052,829	$14.58
Granted	514,844	10.84
Exercised	(230,371)	6.96
Cancelled	(2,043)	18.80
Outstanding at December 31, 2010	3,335,259	$14.53	5.85	$9,265,000
Exercisable at December 31, 2010	2,458,356	$16.44	5.02	$4,473,000

The aggregate intrinsic value is based on the difference between the exercise price and the Company’s December 31, 2010 common share market value for in-the-money options.

The following information applies to options outstanding at December 31, 2010.

Options Outstanding

Range of exercise prices	Number outstanding at period end	Weighted- average remaining contractual life	Weighted- average exercise price
$4.16-6.11	43,157	3.05	$4.43
6.26-9.38	504,758	8.18	6.40
9.57-13.37	1,097,066	7.52	10.39
15.33-21.96	1,469,278	4.23	18.73
27.69	221,000	3.52	27.69
	3,335,259	5.85	14.53

Options Exercisable

Range of exercise prices	Number exercisable at period end	Weighted- average exercise price
$4.16-6.11	43,157	$4.43
6.26-9.38	225,028	6.57
9.57-13.37	499,893	10.21
15.33-21.96	1,469,278	18.73
27.69	221,000	27.69
	2,458,356	16.44

The Company’s stock option plan provides for grants of restricted common stock to executive and key employees of the Company. The restricted common stock is valued based on the Company’s market value of common stock on the date of grant and the amount of any award is expensed over the requisite service period which approximates two years.  If grantees are retirement eligible and awards would either fully vest upon retirement or continue to vest after retirement, the full amount of the related expense is recognized upon grant. At December 31, 2010, the Company had 222,726 shares of restricted common stock issued and outstanding under the plan. The restricted shares have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

NOTE C-NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.  Options to purchase 1,690,278 and 2,446,322 shares of common stock with weighted average exercise prices of $19.90 and $16.79 outstanding during the three months ended December 31, 2010 and 2009, and options to purchase 2,095,113 and 2,654,491 shares of common stock with weighted average exercise prices of $18.09 and $15.97 outstanding during the nine months ended December 31, 2010 and 2009 were excluded from the computation of common share equivalents because they were anti-dilutive as the per share exercise prices exceeded the per share market value.

NOTE D-SHORT-TERM INVESTMENTS

Trading securities consist of $79,529,000 and $39,251,000 invested in various money market funds at December 31, 2010, and March 31, 2010, respectively.

NOTE E-INVENTORIES

	December 31, 2010	March 31, 2010
Inventories consist of the following:
Raw materials and sub-assemblies	$21,001,000	$21,429,000
Finished goods	30,598,000	34,741,000
Parts, garments and accessories	25,551,000	25,191,000
	$77,150,000	$81,361,000

NOTE F-LINE OF CREDIT

The Company entered into a $60,000,000 senior secured revolving bank agreement on November 10, 2009, for documentary and stand-by letters of credit, working capital needs and general corporate purposes.  The Company may borrow up to $60,000,000 during June through November and up to $35,000,000 during all other months of the fiscal year.  Borrowings under the line of credit bear interest at the greater of the following rates: the prime rate, or the federal funds rate plus 0.50% or the LIBOR for a 30 day interest period plus 1.00%.  As of December 31, 2010 the effective rate was 5.00%. All borrowings are collateralized by substantially all of the Company’s assets including all real estate, accounts receivable and inventory.  No borrowings from the line of credit were outstanding at December 31, 2010 and March 31, 2010.  The outstanding letters of credit balances were $3,232,000 and $14,038,000 at December 31, 2010 and 2009, respectively, and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the terms of the credit agreement as of December 31, 2010.

NOTE G-ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2010	March 31, 2010
Marketing	$15,748,000	$7,940,000
Compensation	8,072,000	2,645,000
Warranties	16,339,000	14,077,000
Insurance	9,322,000	7,089,000
Other	2,460,000	3,291,000
	$51,941,000	$35,042,000

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

	2010	2009
Balance at April 1	$14,077,000	$15,702,000
Warranty provision	7,784,000	7,879,000
Warranty claim payments	(5,522,000)	(7,696,000)
Balance at December 31	$16,339,000	$15,885,000

NOTE I—SHAREHOLDERS’ EQUITY

Share Repurchase

In January 2008, the Company’s Board of Directors approved a $10,000,000 share repurchase program. During the nine months ended December 31, 2010, the Company repurchased $2,419,000 or 185,950 shares of common stock under the program approved by the Board of Directors.  During the nine months ended December 31, 2009, the Company did not repurchase or cancel any shares under the program approved by the Board of Directors. At December 31, 2010, authorization to repurchase up to $7,581,000 of Company common stock or approximately 518,000 shares based on the per share price of $14.64 as of December 31, 2010, remains outstanding.

Additional Paid-in-Capital

During the nine months ended December 31, 2010 and 2009, the Company recorded increases to additional paid-in-capital of $2,869,000 and $2,131,000 related to stock based compensation.

Accumulated Other Comprehensive Income (Loss)

The components of the changes in accumulated other comprehensive income (loss), net of taxes, during the following periods were as follows:

	Nine Months Ended December 31,
	2010	2009
Balance at beginning of period	$(2,382,000)	$(512,000)
Unrealized loss on derivative instruments, net of tax	(446,000)	—
Foreign currency translation adjustment	(214,000)	1,296,000
Balance at end of period	$(3,042,000)	$784,000

	Nine Months Ended December 31,
	2010	2009
Other comprehensive income was as follows:
Net earnings	$22,593,000	$11,435,000
Unrealized loss on derivative instruments, net of tax	(446,000)	—
Foreign currency translation adjustment	(214,000)	1,296,000
Total Other Comprehensive Income	$21,933,000	$12,731,000

Note J—COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At December 31, 2010, the Company’s contingent maximum repurchase obligation was approximately $75,113,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the subsequent resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

In September 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” to enhance the disclosures required for financing receivables (for example, loans, trade accounts receivable, notes receivable, and receivables relating to a lessor’s leveraged, direct financing, and sales-type leases) and allowances for credit losses. The amended disclosures are designed to provide more information to financial statement users regarding the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning on or after December 15, 2010.  The adoption of this amended guidance did not have a significant effect on the consolidated financial statements.

NOTE L — CASH AND CASH EQUIVALENTS

The Company includes checks issued but not presented for payment in cash and cash equivalents as a reduction of other cash balances unless checks written are in excess of the bank balance.  As of December 31, 2010, checks written in excess of bank balances were $574,000 and classified as accounts payable on the balance sheet and included in the statement of cash flows for the nine months ended December 31, 2010 as a financing activity.  As of March 31, 2010, December 31, 2009 and March 31, 2009, the Company had no checks written in excess of bank balances.

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

Executive Overview

The following discussion pertains to the results of operations and financial position of the Company for the quarter and nine month period ended December 31, 2010.  Due to the seasonality of the snowmobile, ATV and PG&A businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the full year.

For the third quarter ended December 31, 2010, the Company reported net sales of $152.0 million and, net earnings of $9.3 million or $0.50 per diluted share compared to third quarter ended December 31, 2009 net sales of $131.0 million and, net earnings of $2.6 million or $0.14 per diluted share.  A 430 basis point improvement in gross margins and a 6.6% decrease in operating expenses contributed to improved quarterly results compared to the same period in the prior year. For the nine month period ended December 31, 2010, the Company reported net sales of $391.2 million and, net earnings of $22.6 million or $1.22 per diluted share compared to net sales of $366.7 million and, net earnings of $11.4 million or $0.63 per diluted share for the same period last year.

Overall retail demand for recreational products remains weak, due to the continued difficult global economic conditions, high unemployment and low consumer confidence. As a result, recreational product retail sales, excluding the snowmobile industry, declined further in the third quarter of fiscal 2011. However, despite the weak retail environment the Company expects its ATV retail sales to outperform industry retail sales and snowmobile sales to international distributors to increase this fiscal year. The Company benefited from numerous profitability initiatives aimed at improving margins to achieve improved operating results this fiscal year. In addition the Company continues to make progress on decreasing overall dealer and factory inventories to better align them with consumer demand.

Based on our year-to-date results and expectations of fourth quarter financial performance, the Company is raising its full-year fiscal 2011 earnings guidance. The Company continues to estimate fiscal 2011 net sales in the range of $453 million to $463 million and anticipates that fiscal 2011 earnings will be in the range of $0.57 to $0.65 per diluted share, driven by increased gross margins including lower than planned sales incentives. The Company’s previous guidance anticipated fiscal 2011 earnings of $0.40 to $0.55 per diluted share.

Results of Operations

Product Line Sales

	Three Months Ended December 31,					Nine Months Ended December 31,
($ in millions)	2010	Percent of Total Sales	2009	Percent of Total Sales	Percent Change 2010 vs 2009	2010	Percent of Total Sales	2009	Percent of Total Sales	Percent Change 2010 vs 2009
Snowmobile	$77.8	51%	$58.7	45%	33%	$186.5	48%	$162.3	44%	15%
ATV	48.6	32%	48.1	37%	1%	133.0	34%	132.1	36%	1%
Parts, garments & accessories	25.6	17%	24.2	18%	6%	71.7	18%	72.3	20%	(1)%
Net Sales	$152.0	100%	$131.0	100%	16%	$391.2	100%	$366.7	100%	7%

During the third quarter of fiscal 2011, net sales increased 16% to $152.0 million from $131.0 million in the third quarter of fiscal 2010. Snowmobile unit volume increased 33%, ATV unit volume increased 2%, and PG&A sales increased $1.4 million. Net sales for the nine months ended December 31, 2010, increased 7% to $391.2 million from $366.7 million for the same period in fiscal 2010. Snowmobile unit volume increased 16%, ATV unit volume increased 2%, and PG&A sales decreased $600,000 during the first nine months of fiscal 2011 as compared to the same period a year ago. Increases in snowmobile unit volume for the quarter were driven by increased North American dealer sales as well as international sales to distributors, and year to date increases were driven by increased international sales to distributors. Increased ATV unit volume for the quarter and year to date resulted from sales of the new Prowler HDX utility model. PG&A sales increases during the quarter were primarily due to increased garment sales including the new Drift garment line.

Cost of Goods Sold

	Three Months Ended December 31,					Nine Months Ended December 31,
($ in millions)	2010	Percent of Total Sales	2009	Percent of Total Sales	Percent Change 2010 vs 2009	2010	Percent of Total Sales	2009	Percent of Total Sales	Percent Change 2010 vs 2009
Snowmobile & ATV units	$104.7	68.9%	$95.0	72.5%	10.2%	$254.3	65.0%	$249.1	67.9%	2.1%
Parts, garments & accessories	14.5	9.5%	13.4	10.2%	8.2%	42.2	10.8%	42.3	11.5%	(0.2)%
Total Cost of Goods Sold	$119.2	78.4%	$108.4	82.7%	10.0%	$296.5	75.8%	$291.4	79.4%	1.8%

During the third quarter of fiscal 2011, cost of sales increased 10.0% to $119.2 million from $108.4 million for the third quarter of fiscal 2010.  Fiscal 2011 snowmobile and ATV unit cost of sales increased 10.2% to $104.7 million from $95.0 million directionally in line with increases in unit sales during the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. The third quarter of fiscal 2011 cost of sales for PG&A increased 8.2% to $14.5 million from $13.4 million in line with increased sales. During the first nine months of fiscal 2011 cost of sales increased 1.8% to $296.5 million from $291.4 million for the first nine months of fiscal 2010. Fiscal 2011 snowmobile and ATV unit cost of sales for the first nine months increased 2.1% to $254.3 million from $249.1 million due to increased sales during the period compared to the same period of fiscal 2010. The first nine months of fiscal 2011 cost of sales for PG&A were essentially flat at $42.2 million in the first nine months of fiscal 2011 compared to $42.3 million for fiscal 2010.

Gross Profit

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in millions)	2010	2009	Percent Change 2010 vs 2009	2010	2009	Percent Change 2010 vs 2009
Gross Profit Dollars	$32.7	$22.6	44.7%	$94.8	$75.3	25.8%
Percentage of Sales	21.5%	17.2%	4.3%	24.2%	20.5%	3.7%

Gross profit increased 44.7% to $32.7 million in the third quarter of fiscal 2011 from $22.6 million in the third quarter of fiscal 2010. The gross profit percentage for the third quarter of fiscal 2011 increased to 21.5% versus 17.2% in 2010. The gross profit percentage for the first nine months of fiscal 2011 increased to 24.2% versus 20.5% in 2010. The increases in the quarterly and year-to-date 2011 gross profit percentages were primarily due to higher margins as a result of product cost reductions, price increases and favorable Canadian currency exchange rates.

Operating Expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in millions)	2010	2009	Percent Change 2010 vs 2009	2010	2009	Percent Change 2010 vs 2009
Selling & Marketing	$8.5	$8.9	(5)%	$25.0	$25.0	0%
Research & Development	3.4	3.0	13%	9.8	9.2	7%
General & Administrative	8.6	10.0	(14)%	27.3	27.3	0%
Total Operating Expenses	$20.5	$21.9	(6)%	$62.1	$61.5	1%
Percentage of Sales	13.5%	16.7%		15.9%	16.8%

Selling and Marketing expenses decreased 5% to $8.5 million in the third quarter of fiscal 2011 from $8.9 million in the third quarter of fiscal 2010, primarily due to timing of expenses. Research and Development expenses increased 13% to $3.4 million in the third quarter of fiscal 2011 compared to $3.0 million in the third quarter of fiscal 2010 due primarily to higher product development expenses.  General and Administrative expenses decreased 14% to $8.6 million in the third quarter of fiscal 2011 from $10.0 million in the third quarter of fiscal 2010 due to lower Canadian hedge costs and lower international administration expenses, offset to a certain extent by higher compensation expenses. Selling and Marketing expenses were flat at $25.0 million in the first nine months of fiscal 2011 compared to the same period of fiscal 2010. Research and Development expenses increased 7% to $9.8 million in the first nine months of fiscal 2011 compared to $9.2 million in the same period of fiscal 2010, due primarily to higher product development expenses. General and Administrative expenses were flat at $27.3 million in the first nine months of fiscal 2011 compared to the same period of fiscal 2010; higher compensation and legal costs were offset by lower international administrative expenses and lower Canadian hedge costs.

Other Income / Expense

The Company had $28,000 interest income in the third quarter of fiscal 2011 compared to $0 in the third quarter of fiscal 2010. Interest expense decreased to $1,000 in the third quarter of fiscal 2011 from $2,000 in the third quarter of fiscal 2010. Interest income increased to $72,000 in the first nine months of fiscal 2011 from $4,000 in the same period of fiscal 2010. Interest expense decreased to $11,000 in the first nine months of fiscal 2011 from $249,000 in the same period of fiscal 2010. Interest income was primarily affected by higher cash levels throughout the fiscal year compared to last year. Interest expense is lower due to lower borrowing levels primarily driven by reduced inventory levels.

Liquidity and Capital Resources

The seasonality of the Company’s snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production and commencement of shipments late in the first quarter have resulted in significant fluctuations in the Company’s working capital requirements. Historically, the Company has financed its working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. The Company’s cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when the Company’s snowmobile and ATV production cycles begin in the spring. Accounts receivable increased to $50.2 million at December 31, 2010 from $43.0 million at December 31, 2009 in line with the Company’s sales increase.  The accounts receivable balance at March 31, 2010 was $ 29.2 million.  The increase in the Company’s accounts receivable balance as of December 31, 2010 compared to March 31, 2010 is due to the seasonality of the Company’s snowmobile, ATV and PG&A businesses.  Inventory was $77.2 million at December 31, 2010 compared to $106.3 million at December 31, 2009 and $81.4 million on March 31, 2010, due primarily to decreased inventory for all product lines.  During the nine months ended December 31, 2010, the Company repurchased $2.4 million of its common shares.  Cash and short-term investments were $107.1 million and $50.4 million at December 31, 2010 and 2009, respectively. The Company’s investment objectives are first, safety of principal and second, rate of return.

The Company believes that the cash generated from operations and the available line of credit will be sufficient to meet its working capital and capital expenditure requirements on a short and long-term basis.

Line of Credit

The Company operates under a multi-year senior secured credit agreement that allows borrowings of up to $60 million for working capital during June through November and up to $35 million during all other months of the fiscal year.  The Company was in compliance with the terms of the credit agreement as of December 31, 2010.

Dealer Floorplan Financing

The Company entered into a multi-year agreement in October 2009 for GE Commercial Distribution Finance to become the exclusive provider of floorplan financing for the Company’s U.S. dealers.

In August 2010, the Company entered into an agreement with a Canadian subsidiary of TCF Bank to become the exclusive provider of floorplan financing for the Company’s Canadian dealers. The new multi-year financing program replaced the Company’s previous financing agreement with Textron Financial Corporation.

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

In September 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” to enhance the disclosures required for financing receivables (for example, loans, trade accounts receivable, notes receivable, and receivables relating to a lessor’s leveraged, direct financing, and sales-type leases) and allowances for credit losses. The amended disclosures are designed to provide more information to financial statement users regarding the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning on or after December 15, 2010.  The adoption of this amended guidance did not have a significant effect on the consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2010. As of December 31, 2010, the Company has notional Canadian dollar denominated cash flow hedges of approximately $14.0 million (USD) with a weighted average contract exchange rate of 102.3.  The fair values of the Canadian dollar contracts at December 31, 2010, represent an unrealized loss of $327,000.  A ten percent fluctuation in the currency rates as of December 31, 2010 would have resulted in a change in the fair value of the Canadian dollar hedge contracts of approximately $1,400,000.  However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.  As of December 31, 2010, the Company had no Japanese Yen denominated cash flow hedges.

Information regarding inflation, foreign currency exchange rates and interest rates is discussed within “Quantitative and Qualitative Disclosures About Market Risk — Inflation, Foreign Exchange Rates and Interest Rates” and Footnote A to the Financial Statements in the Company’s 2010 Annual Report on Form 10-K.  Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and is not deemed to be significant.

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

There were no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ARCTIC CAT INC.

Date:	February 8, 2011	By	/s/ Claude J. Jordan

Claude J. Jordan
Chief Executive Officer

Date:	February 8, 2011	By	/s/ Timothy C. Delmore

Timothy C. Delmore
Chief Financial Officer