Form 10-K
period 2011-03-31
ARCTIC CAT INC
filed 2011-06-10
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended March 31, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from              to

Commission File Number: 0-18607

ARCTIC CAT INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 North Hwy169 Suite 1000 Plymouth, Minnesota	55441
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(763) 354-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value Preferred Stock Purchase Rights	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately: $118,144,800.

At June 2, 2011, the registrant had 12,080,184 shares of Common Stock and 6,102,000 shares of Class B Common Stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held on August 3, 2011 are incorporated by reference into Part III of this Form 10-K, to the extent described in such Part.

ARCTIC CAT INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

Arctic Cat Inc., a Minnesota corporation, (the “Company” or “Arctic Cat,” or “we” “our” or “us”), is based in Thief River Falls, Minnesota with principal executive offices in Plymouth, Minnesota. We operate in a single industry segment and design, engineer, manufacture and market snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat® brand name, as well as related parts, garments and accessories. We market our products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, South America, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for 50 years and is among the most widely recognized and respected names in the snowmobile industry. Our common stock trades on the NASDAQ Global Select Market under the symbol ACAT.

Industry Background

Snowmobiles—The snowmobile, developed in the 1950s, was originally intended to be used as a utility vehicle, but today the overwhelming majority of the industry’s sales are for recreational use. Between the late 1950s and early 1970s, the industry expanded dramatically, reaching a peak of over 100 manufacturers and a high of nearly 495,000 units sold to retail customers in North America in 1971. Today the number of major industry participants has decreased to four: Arctic Cat, Bombardier Recreational Products Inc. (“BRP”), Polaris Industries Inc. (“Polaris”) and Yamaha Motor Co., Ltd. (“Yamaha”). We believe there are currently more significant barriers to entry into the snowmobile market than existed in the 1970s. These barriers include increased brand loyalty, long-standing dealer and distributor networks and relationships, emission regulations, four-stroke engine development costs, manufacturing and engineering expertise and higher initial start-up costs. Industry-wide snowmobile sales to retail customers in North America were approximately 93,000 units for the 2011 model year.

ATVs—The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. The most popular ATV use is general recreation, followed by farming/ranching, hunting/fishing, hauling/towing, transportation, and commercial use. From 1970 to 1986, the number of ATVs sold in the United States continued to grow until reaching an initial peak of 535,000 units in 1986. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 147,000 units. From 1991 to 2004, sales of ATVs grew to 814,000 units; however, ATV sales have declined each year since, primarily driven by overall weak economic conditions and the shift to side-by-side vehicles. Industry-wide sales were 257,000 units in the United States and 56,000 units in Canada in calendar 2010. In addition to the U.S. and Canada, ATVs are also sold in numerous international markets including Europe, Russia, Australia, and Latin America. Major competitors in the industry include Yamaha, BRP, Polaris, Honda Motor Co., Ltd. (“Honda”), Kawasaki Motors Corp. (“Kawasaki”) and Suzuki Motor Corporation (“Suzuki”). In addition to these companies, multiple other companies, including numerous Chinese and Taiwanese manufacturers also sell ATVs.

Products

Snowmobiles—We produce a full line of snowmobiles, consisting of 35 models, marketed under the Arctic Cat brand name, and designed to satisfy all market segments. The 2011 Arctic Cat models carry suggested U.S. retail prices ranging from $6,999 to $14,999 excluding a youth model which is sold at a suggested U.S. retail price of $2,599. Arctic Cat snowmobiles are sold in the United States, Canada, Scandinavia, Russia and other international markets.

Our 2011 year snowmobile models are categorized as Performance, Crossover, Mountain, Touring and Utility. We market: Performance models under the names F series, CFR, Z1, Z1 Turbo and Sno Pro; Crossover models under the name Crossfire; Mountain models under the name M series; Touring models under the name T series; and Utility models under the name Bearcat. In addition, to encourage family involvement in snowmobiling, we offer a youth snowmobile marketed under the Sno Pro 120 name.

We believe the Arctic Cat brand name enjoys a premier image among snowmobile enthusiasts and that our snowmobiles have a long-standing reputation for quality, performance, fuel management, style, comfort, ride and handling. Our snowmobiles offer a wide range of standard and optional features which enhance their operation, riding comfort and performance. Such features include electronic fuel injection (EFI), direct drive, hydraulic disc brakes, remote starters, heated seats, and a technologically advanced front and rear suspension. We were the first in the snowmobile industry to utilize four-stroke engines to reduce emissions. We subsequently introduced a snowmobile with a 177 horsepower turbo charged EFI four stroke inter-cooled engine, the most powerful production snowmobile engine in history, and for the 2007 model year, the first four-stroke engine designed specifically for a snowmobile.

We focus on new product development in order to grow our market share and introduce at least one new model every year. These new models are consistently our best sellers in their respective category. In the 2011 model year, approximately 80 percent of our snowmobile sales were from models or model variations not available three years earlier. Some recent examples of the success of our new products include the following: American Snowmobiler voted the 2011 Sno Pro 500 the “Editors Choice of the Year” and the TZ1 Turbo LXR the “Best Touring Snowmobile”; Sledhead 24-7 Television voted the 2011 TZ1 Turbo Touring the “Touring Sled of the Year”. Arctic Cat snowmobiles won numerous events and championship points titles in the 2011 model year in all major disciplines of racing including snocross, cross-country, oval, and hillclimb.

For the last three fiscal years ended 2011, 2010 and 2009 snowmobiles accounted for 39%, 36% and 37%, respectively, of our revenues.

ATVs—In December 1995, we introduced our first ATV. Since that time, our line has grown to 31 models. Features like fully independent front and rear suspensions, hydraulic disc brakes, hi-low range transmission, long travel suspension with high ground clearance, MRP Speedracks, automatic transmissions, selectable 2WD/4WD shaft drive, locking differentials, EFI, a large fuel tank, and power steering, all make our ATVs consumer friendly. We also have special two rider models that provide a proper alternative for customers that want to ride double on an ATV. In 2007, we introduced the industry’s first diesel ATV, capable of using biodiesel fuels and in 2008 we introduced the Thundercat 1000, the ATV with the largest displacement engine in the industry. During fiscal 2011, we launched our new value line-up of ATVs which included the 350 4X4 automatic with an MSRP of $5,499 and the 425 EFI 4X4 automatic with an MSRP of $5,999. In addition, we also launched the XC450i, a crossover model for consumers seeking 4-wheel drive capabilities in a sport ATV. The 2011 Arctic Cat ATV models carry suggested U.S. retail prices ranging from $3,999 to $13,799, excluding youth models which are sold at suggested U.S. retail prices ranging from $2,699 to $3,399.

Side x Side Vehicles, Recreational Off-highway Vehicles (“ROVs”)—We introduced our new Prowler Utility side by side vehicle into the utility segment in 2006. The Prowler is configured with a variety of different engines that range in size from 550cc to 1000cc that are manufactured by us, and also includes a rear cargo box, dual bucket seats as well as our renowned long travel suspension and ride characteristics. For fiscal 2011, we launched our first heavy duty utility side by side vehicle, the Prowler HDX, with an extended chassis, extra large cargo box, bench seating and power steering standard. In fiscal 2011 the side by side line-up consisted of four models, including the HDX, with retail prices of $10,999 to $15,599.

International ATV Markets—We have continued to expand into international markets by focusing on new product development, adding new distributors, entering new territories, and developing new markets. In July 2005, we acquired a 100% interest in a European company to strengthen our European presence and further expand our ATV model offerings for on-road use, the most prevalent use in Europe. In addition, multiple new distributors were added in fiscal year 2011 to include distributors located in Russia, Argentina, Chile and Saudi Arabia.

Awards—We believe our ATVs are recognized for their power, durability, utility, suspension and style. In 2006, All Terrain Vehicle Magazine awarded the Arctic Cat 250 the best entry level ATV and the Arctic Cat

TRV as the best value. Farm Industry News awarded the Arctic Cat 400 4X4 best ground clearance in class. In 2007, ATV Magazine crowned the Arctic Cat Prowler XT the best trail recreational side-by-side. In 2008, ATV Magazine nominated the Thundercat as ATV of the Year and All Terrain Vehicle Magazine voted the Prowler XTX 700 as Best UTV in the Industry. Also in 2008, Affinity Powersports Media voted the Thundercat “Best in Class.” In 2009, All Terrain Vehicle Magazine voted Prowler 550 Best In Class, which is the third consecutive year the Prowler was voted best UTV. In 2010, ATV Magazine voted the Prowler XTZ 1000 the “Overall Work and Play” category winner, Dirt Trax Television voted the 450 FIS the shoot-out winner and ATV Magazine voted the 300 the shoot-out winner. Racers driving the Arctic Cat Prowler side by side swept first and second place in the 2008 Baja 1000 with the XTZ1000 and the XTX700. This was the first time a ROV had won this grueling terrain race. Again in 2009, the Prowler delivered another record-setting performance and swept the entire 2009 SCORE Series, including the Baja 250, 500 and 1000.

For the last three fiscal years ended 2011, 2010, and 2009, ATVs accounted for 39%, 42%, and 44%, respectively, of our revenues.

Parts, Garments and Accessories—We are the exclusive provider of genuine Arctic Cat Snowmobile, ATV and ROV parts, garments and accessories. Replacement parts for all of our current and noncurrent models of Snowmobiles, ATVs and ROVs are an important part of our product mix along with maintenance supplies such as oil and fuel additives. We also sell a broad array of accessories such as bumpers, cabs, luggage racks, lights, snow plows, backrests, windshields, wheels, track systems and winch kits that consumers buy to increase their comfort factor, shorten their task or personalize their ride. In addition to genuine Arctic Cat parts and accessories, we sell market leading brands in various categories such as Fox Float shocks, Speedpoint attachments and BCA Float Avalanche Airbags.

We offer snowmobile garments for adults and children under the “Arcticwear” and “Drift Racing” labels. Suits, jackets, pants and accessory garments are produced and sold in a wide variety of styles and sizes combining fashion with function. The Arcticwear line of clothing encompasses wearables designed to keep the rider warm and dry during the most demanding snowmobile conditions (insulated outerwear, hats, mittens, helmets, boots) and comfortable relaxing after the ride (sweatshirts, T-shirts, casual wear). The snowmobile garment line includes multiple options with varying levels of performance (insulation warmth, waterproofing, breathability)—to answer the consumer needs in most weather conditions.

Drift Racing garments were launched two years ago to compete with the aftermarket brands and to provide riders of multiple brands of snowmobiles a high performing, fashionable outerwear option. Since that time we have expanded our Drift Racing line (insulated jackets similar to those worn by the snowmobile racers) and have also added more general outerwear options to the Arcticwear line (down filled parkas).

For ATV and ROV riders, we manufacture and sell garments under the “Arcticwear ATV Gear” label. This line of clothing is geared toward function and comfort and includes suits, jackets, gloves, helmets, gear bags, sweatshirts, T-shirts, and caps. While the trend to “wear what you ride” is much stronger with the snowmobile customer than with the ATV and ROV customer we continue to successfully expand our lines with more performance geared clothing to provide more rider comfort.

For the last three fiscal years ended 2011, 2010 and 2009 parts, garments and accessories accounted for 22%, 22% and 19%, respectively, of our revenues.

Manufacturing, Engineering and Research and Development

Arctic Cat snowmobiles and most ATVs are manufactured at our facilities in Thief River Falls, Minnesota. A Taiwanese company manufactures 90cc to 450cc ATVs for us. We have a facility in Bucyrus, Ohio which houses our parts, garments and accessories distribution operations. We have strategically identified specific core manufacturing competencies for vertical integration and have chosen outside suppliers to provide other parts. We have developed relationships with selected high quality suppliers in order to obtain access to particular capabilities and technologies outside the scope of our expertise. We design component parts often in cooperation with our suppliers, contract with them for the development of tooling, and then enter into agreements with these suppliers to purchase component parts manufactured utilizing the tooling. In our vertically integrated operations, we manufacture foam seats and machine, weld, and paint other components. We complete the total assembly of most of our products at our facilities in Thief River Falls. Manufacturing operations include robotics as well as digital and computer automated equipment to speed production, reduce costs and improve the quality, fit and finish of every product.

During late fiscal 2005, we began manufacturing certain of our own designed ATV engines as part of a strategic first step in a new engine program. We believe that having the capability to design and manufacture our own ATV engines enables us to offer customers more choices, provide excellent value, lower Japanese yen currency exposure and enhance our long-term competitive position. In 2007, we transitioned our engine manufacturing from the Thief River Falls facility to our new facility in St. Cloud, Minnesota.

Suzuki has manufactured snowmobile engines for us pursuant to supply agreements which have been automatically renewed annually unless terminated. On June 4, 2010 we signed an agreement under which we will discontinue the purchase of snowmobile engines from Suzuki after December 31, 2013(2014 model year). Suzuki will continue to provide replacement parts for engines through December 2020. Suzuki has been a good long-term supplier of snowmobile engines. However, this new agreement will allow us to gain more control of our products and enhance our ability to meet regulatory and performance requirements. We will expand our snowmobile engine design capabilities, work with a variety of suppliers for various engine component parts, as well as better utilize the current engine manufacturing capacity at our St. Cloud facility.

Since we began snowmobile production, we have followed a build-to-order policy to control inventory levels. Under this policy, we only manufacture a number of snowmobiles equivalent to the orders received from our dealers and distributors, plus a number of uncommitted units used for dealer and market development, in-house testing and miscellaneous promotional purposes.

Most sales of snowmobiles to retail customers begin in the early fall and continue during the winter. Orders by dealers and distributors for each year’s production are placed in the spring following dealer and distributor meetings. Snowmobiles are built commencing in the late spring and continuing through late autumn.

Retail sales of ATVs and ROVs occur throughout the year with seasonal highs occurring in the spring and fall. We build and purchase ATVs and build ROVs throughout the year to coincide with dealer and consumer demand.

We are committed to an ongoing engineering and research and development program dedicated to innovation and to continued improvements in the quality and performance of our products as well as new product introduction. We currently employ 131 individuals in the design and development of new and existing products, with an additional 22 individuals directly involved in the testing of snowmobiles, ATVs and ROVs in normal and extraordinary conditions. In addition, these units are tested in conditions and locations similar to those in which they are used. We use computer aided design and manufacturing systems to shorten the time between initial concept and final production. For fiscal years ended 2011, 2010 and 2009, we spent approximately $15,029,000, $12,926,000 and $18,404,000, respectively, on engineering, research and development. In addition, utilizing their particular expertise, our suppliers regularly test and apply new technologies to the design and production of component parts.

Sales and Marketing

Our products are currently sold through an extensive network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, South America, the Middle East, Asia and other international markets. To promote new dealerships and to service our existing dealer network, we also employ district sales managers throughout the United States and Canada.

Our dealers enter into a three year contract and are required to maintain status as an authorized dealer in order to continue selling our products. To obtain and maintain such status, dealers are expected to order a sufficient number of snowmobiles, and/or ATVs and ROVs to adequately service their market area. In addition, the dealers must perform service on these units and maintain satisfactory service performance levels, and their mechanics are expected to complete special training provided by us. Dealers are also expected to carry adequate levels of inventory of genuine Arctic Cat parts, garments and accessories. As is typical in the industry, most of our dealers also sell some combination of motorcycles, marine products, lawn and garden products and other related products.

We utilize distributors in some countries outside the United States and Canada to take advantage of their knowledge and experience in their respective markets and to increase market penetration of our products. Canadian sales are made in Canadian dollars, nearly all of which are financed through a Canadian financial institution. Most sales to distributors outside North America are made in U.S. dollars and are supported to some extent by letters of credit.

Our sales and marketing efforts are comprised of dealer and consumer promotions, direct advertising and cooperative advertising programs with our dealers. We and our distributors usually conduct dealer shows annually in order to introduce the upcoming year’s models and to promote dealer orders. Marketing activities are designed to promote directly to consumers. Products are advertised and promoted by us in consumer magazines, online and through other media. In addition, we engage in extensive dealer cooperative advertising, on a local and national level, whereby we and our dealers share advertising costs. Each season we produce product brochures, point of purchase displays, leaflets, posters and banners, and other promotional items for use by our dealers. We also participate in key regional consumer shows and rallies with dealers and sponsors independent racers who participate in snowmobile races throughout the world. In order for our dealers and distributors to remain price competitive and to reduce retail inventories, we will from time to time make available to them rebate programs, discounts, or other incentives. In order to build brand loyalty we publish online magazines called Pride (snowmobile) and Ride (ATV and Prowler).

We place strong emphasis on identifying and addressing the specific needs of our customers by periodically conducting dealer and consumer focus group meetings and surveys.

We warrant our snowmobiles and ATVs under a limited warranty against defects in materials and workmanship for a period generally ranging from six months to one year from the date of retail sale or for a period of 90 days from the date of commercial or rental use. Repairs or replacements under warranty are administered through our dealers and distributors.

Competition

The snowmobile, ATV and ROV markets are highly competitive, based on a number of factors, including performance, ride, suspension, innovation, technology, styling, fit and finish, brand loyalty, reliability, durability, price and distribution. We believe Arctic Cat snowmobiles, ATVs and ROVs are highly regarded by consumers in all of these competitive categories. Certain of our competitors are more diversified and have financial and marketing resources which are substantially greater than ours. For a list of snowmobile and ATV competitors, please see “Industry Background” above.

Regulation

Both federal and state authorities have vigorous environmental control requirements relating to air, water and noise pollution that affect our manufacturing operations. We endeavor to insure that our facilities comply with all applicable environmental regulations and standards.

Certain materials used in snowmobile, ATV and ROV manufacturing that are toxic, flammable, corrosive or reactive are classified by federal and state governments as “hazardous materials.” Control of these substances is regulated by the Environmental Protection Agency (EPA) and various state pollution control agencies, which require reports and inspection of facilities to monitor compliance. Our manufacturing facilities are subject to the regulations promulgated by, and may be inspected by, the Occupational Safety and Health Administration.

The Consumer Product Safety Commission (“CPSC”) has federal oversight over product safety issues related to snowmobiles, ATVs and ROVs and from time to time promulgates rules related to safety. For example, in August 2006, the CPSC issued a Notice of Proposed Rulemaking to establish mandatory safety standards for ATVs. The proposed rule became a mandatory rule under the Consumer Product Safety Improvement Act (the “Act”) passed by Congress in August2008, and requires all ATV manufacturers to comply with certain safety standards, all of which we have been and are in compliance with. In October 2009, the CPSC issued an Advance Notice of Proposed Rulemaking to establish mandatory safety standards for ROVs. The CPSC has not issued final rules in either of these matters. Various states have also promulgated safety regulations regarding snowmobiles, ATVs and ROVs, none of which have had a materially more burdensome impact on us than CPSC regulations.

The Act also includes a provision that requires all manufacturers and distributors who import into or distribute certain products in the United States to comply with provisions which limit the amount of lead paint and lead content that can exist in snowmobiles and ATVs designed and intended primarily for children 12 years of age and younger and requires strict testing to determine relevant lead levels. We do not believe these restrictions have had or will have a material adverse effect on us or negatively impact our business to any greater degree than those of our competitors that sell children’s products in the United States.

The EPA adopted regulations affecting snowmobiles and ATVs for model years 2006 and beyond. We believe that we are and will be in compliance with these regulations. We support balanced and appropriate programs that educate the customer on the safe use of our products and protect the environment.

We are a member of the International Snowmobile Manufacturers Association (ISMA), a trade association formed to promote safety in the manufacture and use of snowmobiles, among other things. The ISMA is currently made up of Arctic Cat, BRP, Yamaha, and Polaris. The ISMA members are also members of the Snowmobile Safety and Certification Committee (SSCC), which promulgates voluntary safety standards for snowmobiles. The SSCC standards, which require testing and evaluation by an independent testing laboratory of each model category produced by participating snowmobile manufacturers, have been adopted by the Canadian Ministry of Transport. Following the development of the SSCC standards, the U.S. CPSC denied a petition to develop a mandatory federal safety standard for snowmobiles in light of the high degree of adherence to the SSCC standards in the United States. Since our inception, all of our models have complied with the SSCC standards.

We are a member of the Specialty Vehicle Institute of America (SVIA), a trade association organized to foster and promote the safe and responsible use of ATVs manufactured and/or distributed throughout the United States. We are also a member of the Canadian Off-Highway Vehicle Distributors Council (COHV), as well as the All-Terrain Vehicle Association Europe (ATVEA).

Effects of Weather

While from time to time lack of snowfall in a particular region may adversely affect snowmobile retail sales within that region, we work to mitigate this effect by taking snowmobile orders in the spring for the following winter season. In the past, weather conditions have materially affected snowmobile sales and weather conditions may materially affect our future sales of snowmobiles, ATVs, ROVs and parts, garments and accessories.

Employees

At March 31, 2011, we had 1,323 employees including 308 salaried and 1,015 hourly and production personnel. Our employees are not represented by a union or subject to a collective bargaining agreement. We have never experienced a strike or work stoppage and consider our relations with our employees to be excellent.

Intellectual Property

We make an effort to patent significant innovations that we consider patentable and we own numerous patents for our snowmobiles, ATVs and other products. Trademarks are also important to our snowmobile, ATV and related parts, garments and accessories business activities. We have a program of trademark enforcement to eliminate the unauthorized use of our trademarks, thereby strengthening their value. We believe that our “Arctic Cat” registered trademark is our most significant trademark. Additionally, we have numerous registered trademarks, trade names and logos, both in the United States and internationally.

Financial Information about Geographic Areas

Financial information regarding domestic and geographic areas is included in Note K, Segment Reporting, of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934 and its rules and regulations (the “1934 Act”). The 1934 Act requires us to file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Copies of these reports, proxy statements and other information can be read and copied at the SEC Public Reference Room, 100 F Street, N.E., Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s home page at http://www.sec.gov.

We maintain a Website at www.arcticcat.com, the contents of which are not part of or incorporated by reference into this Annual Report on Form 10-K. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, available on our Website, free of charge, as soon as reasonably practicable after such report has been filed with or furnished to the SEC. Our Code of Conduct, as well as any waivers from and amendments to the Code of Conduct, are also posted on our Website.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Christopher A. Twomey	63	Chairman of the Board of Directors
Claude J. Jordan	54	President and Chief Executive Officer
Timothy C. Delmore	57	Chief Financial Officer and Corporate Secretary
Bradley D. Darling	45	Vice President—General Manager, Snowmobile
Paul A. Fisher	54	Vice President—Operations
William J. Nee	50	Vice President—Human Resources
Roger H. Skime	68	Vice President—Snowmobile Research & Development
Mary Ellen Walker	56	Vice President—General Manager, Parts, Garments and Accessories

Mr. Twomey has been our Chairman since 2003, and a Director since 1987. Mr. Twomey was our President and Chief Executive Officer from 1986 to December 31, 2010.

Mr. Jordan has been our Chief Executive Officer and President since January 1, 2011 and was our President and Chief Operating Officer from August 2008 to December 31, 2011. Prior to joining us, Mr. Jordan worked for The Home Depot, Inc. in Atlanta, Georgia for five years, most recently serving as a Vice President, with responsibility for running the THD At-Home Services, Inc. business. Previously, Mr. Jordan held various management positions at General Electric Company.

Mr. Delmore has been our Chief Financial Officer since 1986 and has been our Corporate Secretary since 1989. Mr. Delmore, a CPA with seven years of prior public accounting experience, joined us in 1985 as Controller.

Mr. Darling has been our Vice President—General Manager, Snowmobile since January 2011. Prior to that, he was our North American Sales Director since July 2008 and National Sales Manager (Canada) since October 2004. He started with us in May 2000 as District Sales Manager.

Mr. Fisher has been our Vice President—Operations since May 2010. Prior to joining us, Mr. Fisher worked for Ingersoll Rand from 2005 to 2010, where he served as business leader of the Trane Residential Division operations for five years. Before joining Ingersoll Rand, Mr. Fisher was employed by Maytag Corporation for approximately 21 years, most recently as Vice President of Southwest Operations for Maytag’s Hoover Vacuum Division.

Mr. Nee has been our Vice President—Human Resources since August 2010. Prior to joining us, Mr. Nee worked for Express Scripts from September 2008 to April 2010, where he served as Vice President—Human Resources, Operations. Before joining Express Scripts, Mr. Nee was employed as Senior Vice President at Fiskars Brands, Inc. from October 2004 to September 2008. Prior to that, Mr. Nee spent twelve years with Newell Rubbermaid in senior human resources assignments as a Vice President of several operating divisions and subsequently as Group Vice President of Human Resources. Mr. Nee started his career with The Timken Company, spending eight years in various manufacturing human resources positions.

Mr. Skime has been our Vice President—Snowmobile Research and Development since our inception in 1983 and has been employed in the snowmobile industry for nearly 50 years.

Ms. Walker has been our Vice President—General Manager, Parts, Garments and Accessories since November 2007. Prior to joining us, Ms. Walker had worked for 3M for 26 years, most recently serving as General Manager of Building Safety Solutions, a position that had global responsibility for business units containing window film and fire protection products.

ITEM 1A. RISK FACTORS

The following are significant factors known to us that could adversely affect our business, financial condition, or operating results, as well as adversely affect the value of an investment in our common stock. These risks could cause our actual results to differ materially from our historical experience and from results predicted by forward-looking statements. All forward-looking statements made by us are qualified by the risks described below. There may be additional risks that are not presently material or known. You should carefully consider each of the following risks and all other information set forth in this Annual Report on Form 10-K.

General economic conditions and other external factors may adversely affect our industry and results of operations

Companies within the snowmobile and ATV industry are subject to volatility in operating results due to external factors such as general economic conditions, including high unemployment and economic recession. Specific factors affecting the industry include:

•	Overall consumer confidence and the level of discretionary consumer spending;

•	Interest rates and related higher dealer floorplan costs;

•	Sales incentives and promotional costs;

•	Adverse impact on margins due to increases in raw material and transportation costs which companies are unable to pass on to dealers without negatively affecting sales; and

•	Fluctuation in foreign currency exchange rates.

Our products are subject to extensive federal and state safety, environmental and other government regulation that may require us to incur expenses or modify product offerings in order to maintain compliance with the actions of regulators.

Our products are subject to extensive laws and regulations relating to safety, environmental and other regulations promulgated by the U.S. and Canadian federal governments and individual states and provinces as well as international regulatory authorities. Although we believe that our snowmobiles and ATVs have always complied with applicable vehicle safety and emissions standards and related regulations, future regulations may require additional safety standards or emission reductions that would require additional expenses and/or modification of product offerings in order to maintain such compliance. Although we are unable to predict the ultimate impact of adopted or proposed regulations on our business and operating results, we believe that our business would be no more adversely affected than those of our competitors by the adoption of any pending laws or regulations.

A significant adverse determination in any material product liability claim against us could adversely affect our operating results or financial condition.

Accidents involving personal injury and property damage occur in the use of snowmobiles and ATVs. Claims have been made against us from time to time. It is our policy to vigorously defend against these actions. We presently maintain product liability insurance on a “per occurrence” basis (with coverage being provided in respect of accidents which occurred during the policy year, regardless of when the related claim is made) in the amount of $10,000,000 in the aggregate, with a $10,000,000 self-insured retention. While we do not believe the outcome of any pending product liability litigation will have a material adverse effect on our operations, material product liability claims against us may be made in the future. Adverse determination of material product liability claims made against us may adversely affect our operating results or financial condition.

Significant repair and/or replacement with respect to product warranty claims or product recalls could have a material adverse impact on our results of operations.

We provide a limited warranty for a period of six months for our ATVs and one year for our snowmobiles. We may provide longer warranties in certain geographical markets as determined by local regulations and market conditions. Although we employ quality control procedures, sometimes a product is distributed which requires repair or replacement. Our standard warranties require us through our dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Historically, product recalls have been administered through our dealers and distributors and have not had a material effect on our business. See Note A of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Changing weather conditions may reduce demand for certain of our products and negatively impact net sales.

Lack of snowfall in any year in any particular region of the United States or Canada may adversely affect snowmobile retail sales and related parts, garments and accessories sales in that region. Weather conditions may materially affect our future sales of snowmobiles, ATVs, and parts, garments and accessories.

We face intense competition in all product lines, from competitors that have greater financial and marketing resources. Failure to compete effectively against competitors would negatively impact our business and operating results.

The snowmobile and ATV markets in the United States and Canada are highly competitive. Competition is based upon a number of factors, including performance, ride, suspension, innovation, technology, styling, fit and finish, brand loyalty, reliability, durability, price and distribution. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as sales incentives and cooperative advertising). Many of our competitors are more diversified and have financial and marketing resources which are substantially greater than ours. In addition, our products compete with other recreational products for the discretionary spending of consumers. If we are not able to effectively compete in this environment, our business and operating results will be negatively impacted.

Termination or interruption of engine and other supply arrangements could have a material adverse effect on our business or results of operations.

Suzuki has manufactured snowmobile engines (and through fiscal 2008 certain ATV engines) for us pursuant to supply agreements which have been automatically renewed annually. During late fiscal 2005, we began manufacturing certain of our own designed ATV engines as part of a strategic first step in a new engine program. We believe that having the capability to design and manufacture our own ATV engines enables us to offer customers more choices, provide excellent value, lower Japanese yen currency exposure and enhance our long-term competitive position. In 2007, we transitioned our engine manufacturing from the Thief River Falls, Minnesota facility to our new facility in St. Cloud, Minnesota. Beginning in fiscal 2009, substantially all our ATVs use engines that are produced from our engine facility or purchased separately or as part of the 50cc to 450cc units we receive from a Taiwanese supplier.

On June 4, 2010, we signed an agreement under which we will discontinue the purchase of snowmobile engines from Suzuki after December 31, 2013(2014 model year). Suzuki will continue to provide replacement parts for engines through December 2020. While Suzuki has been a good long-term supplier of snowmobile engines, this new agreement will allow us to gain more control of our products, offer customers more choices, provide excellent value, lower Japanese yen currency exposure and enhance our ability to meet regulatory and performance requirements. We will expand our snowmobile engine design capabilities, work with a variety of vendors for various engine components, as well as better maximize our current engine manufacturing capacity.

While we anticipate no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which we rely upon limited sources of supply, alternate supply arrangements may not be made on satisfactory terms.

Interruption of dealer floorplan financing could have a material impact on our business operations.

We have agreements with GE Commercial Distribution Finance in the United States and TCF Commercial Finance Canada in Canada to provide snowmobile and ATV floorplan financing for our North American dealers. These agreements improve our liquidity by financing dealer purchases of products without requiring substantial use of our working capital. We are paid by the floorplan companies shortly after shipment and as part of our marketing programs we pay the floorplan financing of our dealers for certain set time periods depending on the size of a dealer’s order. While we expect to continue with our current multi-year dealer floorplan arrangements, these arrangements may not remain available or the costs and other terms of new financing arrangements may be significantly less favorable to us than has historically been available.

Termination, interruption or nonrenewal of bank credit agreements could have a material adverse affect on our business or results of operations.

The seasonality of our snowmobile and ATV production cycles generates significant fluctuations in our working capital requirements during each year. Historically, we have financed our working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of this cycle. While we expect to continue with our current multi-year working capital financing agreement from our lender, working capital financing arrangements may not remain available or the costs and other terms of new financing arrangements may be significantly less favorable to us than has historically been available. In addition, our current bank credit agreement contains covenants which we might be unable to meet in some future period requiring the need for waivers or replacement financing.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following sets forth our material property holdings as of March 31, 2011.

Location	Facility Type / Use	Owned or Leased	Sq Ft.
Thief River Falls, Minnesota	Manufacturing / Corporate Office	Owned	585,000
Thief River Falls, Minnesota	Warehouse	Leased	9,000
Thief River Falls, Minnesota	Warehouse	Leased	25,000
Bucyrus, Ohio	Distribution Center	Owned	202,000
Winnipeg, Manitoba	Service Center	Leased	9,929
Island Park, Idaho	Test & Development Facility	Owned	3,000
St. Johann, Austria	Manufacturing/Distribution	Leased	44,409
St. Cloud, Minnesota	Manufacturing	Owned	60,800
Plymouth, Minnesota	Corporate Office	Leased	11,420

ITEM 3. LEGAL PROCEEDINGS

Accidents involving personal injury and property damage occur in the use of recreational products. Claims have been made against us from time to time. It is our policy to vigorously defend against these actions. We are not involved in any legal proceedings which we believe will have the potential for a materially adverse impact on our business or financial condition.

We presently maintain product liability insurance on a “per occurrence” basis (with coverage being provided in respect of accidents which occurred during the policy year, regardless of when the related claim is made) in the amount of $10,000,000 in the aggregate, with a $10,000,000 self-insured retention. We believe such insurance is adequate.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Select Market under the NASDAQ symbol “ACAT.” Quotations below represent the high and low sale prices as reported by NASDAQ. Our stock began trading on NASDAQ on June 26, 1990.

Years ended March 31, Quarterly Prices	2011		2010
	High	Low	High	Low
First Quarter	$16.10	$8.44	$5.01	$3.30
Second Quarter	10.99	6.92	7.99	3.77
Third Quarter	16.75	10.04	9.32	5.67
Fourth Quarter	17.97	12.10	12.76	8.15

As of June 2, 2011, we had approximately 352 stockholders of record, including the nominee of Depository Trust Company which held 11,540,303 shares of common stock.

Cash Dividends Paid

Cash dividends were declared and paid quarterly from 1995 through the third quarter of fiscal year 2009. In response to the economic recession and to conserve cash, we suspended quarterly cash dividends in the fourth quarter of fiscal 2009. We continually consider our cash balance and projected cash needs and current dividend policy.

Company Purchases of Company Equity Securities

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2011 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program as of the end of fiscal 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2011 - January 31, 2011	0	$—	0	473,221	(2)
February 1, 2011 - February 28, 2011	0	$—	0	596,459	(2)
March 1, 2011 - March 31, 2011	0	$—	0	487,524	(2)

Total	0	$—	0	487,524	(2)

(1)	We have in the past maintained publicly announced stock repurchase programs which have been approved by the Board of Directors. On January 4, 2008, we announced that the Board of Directors approved a $10 million stock repurchase program. Pricing under this program has been delegated to management. There is no expiration date for this program.
(2)	Number of shares purchasable at closing price of our common stock on the last trading day of the month.

We have historically purchased our common stock primarily to offset the dilution created by employee stock option programs and because the Board of Directors believed investment in our common stock was a good use of our excess cash.

Stock purchases have been executed in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. There have been no other purchases of our common stock.

Performance Graph

In accordance with the rules of the SEC, the following performance graph compares the performance of our common stock on The NASDAQ Stock Market to the Standard & Poor’s 500 Index, and to the Recreational Vehicles Index prepared by Hemscott, Inc., of which we are a component. The graph compares on an annual basis the cumulative total shareholder return on $100 invested on March 31, 2006, assumes reinvestment of all dividends and has been adjusted to reflect stock splits. The performance graph is not necessarily indicative of future investment performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Arctic Cat Inc., the S&P 500 Index

and Hemscott—Recreational Vehicles Index

Assumes $100 invested on 3/31/06 in stock or index

Assumes Dividend Reinvested

Fiscal year ending March 31,

	2006	2007	2008	2009	2010	2011
Arctic Cat Inc.	$100.00	$82.27	$31.40	$16.95	$48.01	$68.80
S&P 500 Index	100.00	111.83	106.15	65.72	98.43	113.83
Hemscott—Recreational Vehicles Index	100.00	104.71	71.90	30.10	65.38	95.25

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts) Years ended March 31,	2011	2010	2009	2008	2007
OPERATING STATEMENT DATA:
Net sales
Snowmobile & ATV units	$363,015	$350,871	$454,589	$512,170	$678,522
Parts, garments & accessories	101,636	99,857	109,024	109,398	103,909

Total net sales	464,651	450,728	563,613	621,568	782,431

Cost of goods sold
Snowmobile & ATV units	302,783	309,217	411,776	447,633	578,533
Parts, garments & accessories	60,359	58,275	68,665	68,395	66,951

Total cost of goods sold	363,142	367,492	480,441	516,028	645,484

Gross profit	101,509	83,236	83,172	105,540	136,947
Operating expenses
Selling & marketing	33,540	33,929	43,971	47,634	54,108
Research & development	15,029	12,926	18,404	18,343	20,262
General & administrative	34,805	35,045	33,904	48,276	30,644
Goodwill impairment charge	—	—	1,750	—	—

Total operating expenses	83,374	81,900	98,029	114,253	105,014

Operating profit (loss)	18,135	1,336	(14,857)	(8,713)	31,933
Interest income	107	12	117	632	1,139
Interest expense	(11)	(250)	(1,015)	(1,066)	(1,026)

Earnings (loss) before income taxes	18,231	1,098	(15,755)	(9,147)	32,046
Income tax expense (benefit)	5,224	(777)	(6,247)	(5,888)	9,976

Net earnings (loss)	$13,007	$1,875	$(9,508)	$(3,259)	$22,070

Net earnings (loss) per share
Basic	$0.71	$0.10	$(0.53)	$(0.18)	$1.16
Diluted	$0.70	$0.10	$(0.53)	$(0.18)	$1.15
Cash dividends per share	$—	$—	$0.21	$0.28	$0.28

Weighted average shares outstanding
Basic	18,232	18,220	18,070	18,137	19,030
Diluted	18,539	18,291	18,070	18,137	19,128

As of March 31,	2011	2010	2009	2008	2007
BALANCE SHEET DATA (In thousands):
Cash and short-term investments	$125,113	$71,062	$11,413	$35,063	$75,277
Working capital	144,596	125,695	109,524	113,274	110,382
Total assets	272,906	246,084	251,165	305,898	326,204
Long-term debt	—	—	—	—	—
Shareholders’ equity	183,036	167,339	164,848	180,862	192,221

QUARTERLY FINANCIAL DATA (unaudited)

(In thousands, except per share amounts)	Total Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales
2011	$464,651	$63,406	$175,812	$151,976	$73,457
2010	450,728	69,370	166,300	131,040	84,018
2009	563,613	93,877	204,314	174,699	90,723
Gross Profit
2011	$101,509	$10,759	$51,258	$32,732	$6,760
2010	83,236	7,548	45,211	22,581	7,896
2009	83,172	12,877	47,122	20,367	2,806
Net Earnings (Loss)
2011	$13,007	$(4,478)	$17,809	$9,262	$(9,586)
2010	1,875	(5,947)	14,780	2,602	(9,560)
2009	(9,508)	(6,963)	16,915	(2,724)	(16,736)
Net Earnings (Loss) Per Share
2011 Basic	$0.71	$(0.25)	$0.98	$0.51	$(0.52)
Diluted	0.70	(0.25)	0.97	0.50	(0.52)
2010 Basic	0.10	(0.33)	0.81	0.14	(0.52)
Diluted	0.10	(0.33)	0.81	0.14	(0.52)
2009 Basic	(0.53)	(0.39)	0.94	(0.15)	(0.93)
Diluted	(0.53)	(0.39)	0.93	(0.15)	(0.93)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and note thereto included elsewhere in this Annual Report on Form 10-K.

Executive Level Overview

We continued our improvement in net sales and profitability in fiscal 2011. Fiscal 2011 net sales increased 3.1% to $464.7 million from $450.7 million in fiscal 2010. Fiscal 2011 net earnings were $13.0 million or $0.70 per diluted share compared to a net earnings of $1.9 million or $0.10 per diluted share in fiscal 2010. The increase in net sales was mainly due to increased snowmobile sales and snowmobile related parts, garments and accessory sales. During the fiscal year, gross margins improved 330 basis points, operating expenses as a percent of sales decreased to 17.9%, and operating profits increased to $18.1 million from $1.3 million. In addition, we improved our liquidity by ending the fiscal year with $125.1 million in cash and short-term investments driven by a 24% reduction in factory inventory.

Industry-wide retail sales of snowmobiles in North America increased in fiscal 2011 and, similar to last year, snowmobile retail sales out performed many other recreational vehicle categories in North America. While retail sales of snowmobiles are certainly affected by the economic environment, they are also impacted by snow conditions. In the U.S., snow conditions were generally good for the fourth year in a row, which helped snowmobile retail sales out perform many other recreational vehicle categories. During fiscal 2011 we lost two points of market share in North America, however, we were successful in reducing North American dealer inventories 22%. Our focus for fiscal 2012 will be regaining market share with our exciting 2012 model line-up.

Industry-wide retail sales of ATVs again declined throughout the year driven by continued uncertainties in the economy, relatively weak consumer confidence and unemployment figures at near historic levels. We expect these same factors to impact retail sales of ATVs during fiscal 2012 as well. Our focus for fiscal 2012 will again be gaining market share in certain segments and reducing dealer inventories. During fiscal 2011, our ATV business gained market share in certain segments in North America and our dealer inventories declined by 23% over the prior year. In view of the current North American economic environment, we do not expect ATV retail sales to improve significantly over last year, although we may see a slight uptick in the ATV market by the end of fiscal 2012 if the economy strengthens.

Reviewing fiscal 2011 net sales: Snowmobile sales increased 12% in fiscal 2011 to $182.0 million from $162.9 million in fiscal 2010, primarily due to increased U.S. and international snowmobile shipments. Snowmobiles comprised 39% of our net sales in fiscal 2011. ATV sales decreased 4% in fiscal 2011 to $181.1 million from $188.0 million in fiscal 2010. ATV net sales comprised 39% of our net sales in fiscal 2011. Parts, garments and accessories sales increased 2% in fiscal 2011 to $101.6 million from $99.9 million in fiscal 2010, primarily due to increased snowmobile related parts, garments and accessories. Parts, garments and accessories sales were 22% of our net sales in fiscal 2011.

Results of Operations

Product Line Sales for the Fiscal Year Ended March 31,

($ in thousands)	2011	Percent of Total Sales	2010	Percent of Total Sales	Change 2011 vs 2010	2009	Percent of Total Sales	Change 2010 vs 2009
Snowmobile	$181,965	39%	$162,918	36%	12%	$207,280	37%	(21)%
ATV	181,050	39%	187,953	42%	(4)%	247,309	44%	(24)%
Parts, garments & accessories	101,636	22%	99,857	22%	2%	109,024	19%	(8)%

Net Sales	$464,651	100%	$450,728	100%	3%	$563,613	100%	(20)%

Product Line Sales During fiscal 2011, net sales increased 3% to $464.7 million from $450.7 million in fiscal 2010. Snowmobile unit volume increased 15%, ATV unit volume increased 0.3%, and parts, garments and accessories sales increased $1.8 million. The increase in net sales is mainly due to U.S. and international sales increases on snowmobile and related parts, garments and accessory sales. During fiscal 2010, net sales decreased 20% to $450.7 million from $563.6 million in fiscal 2009. Snowmobile unit volume decreased 28%, ATV unit volume decreased 34%, and parts, garments and accessories sales decreased $9.2 million. The decrease in net sales for all product lines was mainly due to decreased sales caused by challenging retail market conditions.

Cost of Goods Sold for the Fiscal Year Ended March 31,

($ in thousands)	2011	Percent of Total Sales	2010	Percent of Total Sales	Change 2011 vs. 2010	2009	Percent of Total Sales	Change 2010 vs. 2009
Snowmobiles & ATV units	$302,783	65.2%	$309,217	68.6%	(2.1)%	$411,776	73.1%	(24.9)%
Parts, garments & accessories	60,359	13.0%	58,275	12.9%	3.6%	68,665	12.2%	(15.1)%

Total Cost of Goods Sold	$363,142	78.2%	$367,492	81.5%	(1.2)%	$480,441	85.2%	(23.5)%

Cost of Goods Sold During fiscal 2011 cost of sales decreased 1.2% to $363.1 million from $367.5 million for fiscal 2010. Fiscal 2011 snowmobile and ATV unit cost of sales decreased 2.1% to $302.8 million from $309.2 million due primarily to ongoing efforts to reduce the cost of our products and distribution costs. The fiscal 2011 cost of sales for parts, garments and accessories increased to $60.4 million from $58.3 million for fiscal 2010 due primarily to increased sales. Fiscal 2010 cost of sales decreased 23.5% to $367.5 million from $480.4 million for fiscal 2009. Fiscal 2010 snowmobile and ATV unit cost of sales decreased 24.9% to $309.2 million from $411.8 million in line with the decrease in unit sales in fiscal 2010 compared to fiscal 2009. The fiscal 2010 cost of sales for parts, garments and accessories decreased to $58.3 million compared to $68.7 million for fiscal 2009. Cost of sales for fiscal 2010 also decreased due to efforts to reduce the cost of our products.

Gross Profit for the Fiscal Year Ended March 31,

($ in thousands)	2011	2010	Change 2011 vs 2010	2009	Change 2010 vs 2009
Gross Profit Dollars	$101,509	$83,236	22.0%	$83,172	0.1%
Percentage of Sales	21.8%	18.5%	3.3%	14.8%	3.7%

Gross Profit Gross profit increased 22% to $101.5 million in fiscal 2011 from $83.2 million in fiscal 2010. The gross profit percentage for fiscal 2011 increased to 21.8% versus 18.5% in fiscal 2010. The increase in the fiscal 2011 gross profit percentage was primarily due to product cost reductions, price increases and a favorable Canadian dollar exchange rate. Gross profit increased 0.1% to $83.2 million in fiscal 2010 from $83.2 million in fiscal 2009. The gross profit percentage for fiscal 2010 increased to 18.5% versus 14.8% in fiscal 2009. The increase in the fiscal 2010 gross profit percentage was due primarily to higher margin percentages for all product lines resulting from the efforts undertaken to rescale the business, reduce the cost of products, pricing increases and a stronger Canadian dollar exchange rate.

Operating Expenses for the Fiscal Year Ended March 31,

($ in thousands)	2011	2010	Change 2011 vs 2010	2009	Change 2010 vs 2009
Selling & Marketing	$33,540	$33,929	(1.1)%	$43,971	(22.8)%
Research & Development	15,029	12,926	16.3%	18,404	(29.8)%
General & Administrative	34,805	35,045	(0.7)%	33,904	3.4%
Goodwill Impairment Charge	—	—	—	1,750	—

Total Operating Expenses	$83,374	$81,900	1.8%	$98,029	(16.5)%

Percentage of Sales	17.9%	18.2%		17.4%

Operating Expenses Selling and Marketing expenses decreased 1% to $ 33.5 million in fiscal 2011 from $33.9 million in fiscal 2010, primarily due to lower ATV marketing expenses. Selling and Marketing expenses decreased 23% to $33.9 million in fiscal 2010 from $44.0 million in fiscal 2009 due primarily to lower advertising expenses. Research and Development expenses increased 16% to $15.0 million in fiscal 2011 compared to $12.9 million in fiscal 2010 due primarily to higher compensation and development expenses. Research and Development expenses decreased 30% to $12.9 million in fiscal 2010 compared to $18.4 million in fiscal 2009 due primarily to lower compensation and development expenses. General and Administrative expenses decreased 1% to $34.8 million in fiscal 2011 from $35.0 million in fiscal 2010 due primarily to decreased Canadian hedge costs offset by higher compensation costs . General and Administrative expenses increased 3% to $35.0 million in fiscal 2010 from $33.9 million in fiscal 2009 due primarily to increased Canadian hedge costs. During the fourth quarter of fiscal 2009, we recorded a $1.75 million non-cash goodwill impairment charge.

Other Income /Expense Interest income increased to $107,000 in fiscal 2011 from $12,000 in fiscal 2010. Interest expense decreased from $250,000 in fiscal 2010 to $11,000 in fiscal 2011. Interest income was primarily affected by the higher cash levels at the beginning of the fiscal year compared to last year. Interest expense is lower due to lower borrowing levels primarily driven by reduced inventory levels and our improved cash levels. Interest income decreased from $117,000 in fiscal 2009 to $12,000 in fiscal 2010. Interest expense decreased from $1.0 million in fiscal 2009 to $250,000 in fiscal 2010. Interest income was primarily affected by the lower cash levels at the beginning of the fiscal year compared to the last year as well as lower interest rates during fiscal 2010. Interest expense was lower due to lower borrowing levels primarily driven by reduced inventory levels and our improved cash levels.

Net Earnings (Loss) Fiscal 2011 net earnings were $13.0 million or $0.70 per diluted share versus a net earnings of $1.9 million or $0.10 per diluted share for fiscal 2010. Net earnings as a percent of net sales were 3% and 0.4% in fiscal 2011 and 2010, respectively. The increased earnings are attributable to improved gross margin and continued efforts to control operating expenses. Fiscal 2010 net earnings were $1.9 million or $0.10 per diluted share compared to a net loss of $9.5 million or $0.53 per share for fiscal 2009. Net earnings as a percent of net sales were 0.4% and (1.7%) in fiscal 2010 and 2009, respectively. The increased earnings are attributable to the reduction in our cost structure through aggressive expense controls, manufacturing efficiencies and low cost sourcing which led to higher gross margins and operating profits in fiscal 2010.

Inflation

Inflation historically has not significantly impacted our business. We generally have been able to offset the impact of increasing costs through a combination of productivity gains and product price increases.

Critical Accounting Policies

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. We reviewed the development and selection of the critical accounting policies and believe the following are the most critical accounting policies that could have an effect on our reported results. These critical accounting policies and estimates have been reviewed with the Audit Committee of the Board of Directors.

Revenue Recognition

We recognize revenue and provide for estimated marketing and sales incentive costs when products are shipped to dealers and distributors pursuant to their order, the price is fixed and collection is reasonably assured. We have agreements with finance companies to repurchase products repossessed up to certain limits. Our financial exposure to repurchase products is limited to the difference between the amount paid to the finance company and the resale value of the repossessed products. Historically, we have not incurred material losses as a result of repurchases nor has it provided a financial reserve for repurchases. Adverse changes in retail sales could cause this situation to change.

Marketing and Sales Incentive Costs

We provide for various marketing and sales incentive costs which are offered to our dealers and consumers at the later of when the revenue is recognized or when the marketing and sales incentive program is approved and communicated. Examples of these costs include: dealer and consumer rebates, dealer floorplan financing assistance and other incentive and promotion programs. Adverse market conditions resulting in lower than expected retail sales or the matching of competitor programs could cause accrued marketing and incentive costs to materially increase if we authorize and communicate new programs to our dealers. We estimate marketing and sales incentive costs based on expected usage and historical experience. The accrual for marketing and sales incentive costs at March 31, 2011 and 2010 was $9.4 million and $7.9 million, respectively, and is included in accrued marketing in our balance sheet. The increase in this accrual was a result of current announced and communicated marketing and sales incentive programs and retail market conditions. Historically, marketing and sales incentive program expenses have been within our expectations. To the extent current experience differs with previous estimates the accrued liability for marketing and sales incentives is adjusted accordingly.

Product Warranties

We generally provide a limited warranty to the owner of snowmobiles for 12 months from the date of consumer registration and for 6 months on ATVs. We provide for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to their estimate as actual claims become known or the amounts are determinable. Adverse changes in actual warranty costs compared to our initial estimates could cause accrued warranty costs to materially change. The accrual for warranty costs was $14.1 million at March 31, 2011 and 2010. Historically, actual warranty costs have been within our expectations.

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

Product Liability and Litigation

We are subject to product liability claims and other litigation in the normal course of business. We insure for product liability claims although we retain a self-insured retention accrual within the balance sheet caption “Insurance” within accrued expenses. The estimated costs resulting from any losses over insured amounts are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.

We utilize historical trends and other analysis to assist in determining the appropriate loss. Adverse changes in the final determination of product liability or other claims made against us could have a material impact on our financial condition. Historically, actual product liability and litigation costs have been within our expectations.

Stock-Based Compensation

We recognize stock based compensation based on certain assumption inputs within the Black-Scholes Model. These assumption inputs are used to determine an estimated fair value of stock based payment awards on the date of grant and require subjective judgment. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options. We assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation on a regular basis. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we employ different assumptions, the amount of compensation expense may differ significantly from what was recorded in the current period.

Liquidity and Capital Resources

The seasonality of our snowmobile and ATV production cycles generates significant fluctuations in our working capital requirements during the year. The following table represents sales and ending inventories by each quarter in the fiscal years ended March 31, 2011 and 2010.

	First	Second	Third	Fourth	Total
2011
Snowmobile	$17,105	$91,525	$77,822	$(4,487)	$181,965
ATV	27,833	56,641	48,559	48,017	181,050
PG&A	18,468	27,646	25,595	29,927	101,636

Total Sales	$63,406	$175,812	$151,976	$73,457	$464,651

Inventories	$88,069	$95,894	$77,150	$61,478

2010
Snowmobile	$17,916	$85,740	$58,665	$597	$162,918
ATV	32,172	51,726	48,214	55,841	187,953
PG&A	19,281	28,835	24,161	27,580	99,857

Total Sales	$69,369	$166,301	$131,040	$84,018	$450,728

Inventories	$127,092	$133,605	$106,264	$81,361

As a result of our better matching of ATV production to wholesale and retail demand for ATV units, our finished goods inventory balance decreased as of March 31, 2011 compared with March 31, 2010. Historically, we have financed our working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. We believe current available cash and cash generated from operations together with working capital financing through our available line of credit will provide sufficient funds to finance operations on a short and long-term basis. However, there can be no assurance that adequate working capital financing arrangements will remain available or that the costs and other terms of such new financing arrangements will not be significantly less favorable to us than has historically been available.

Cash and Short-Term Investments

Cash and short-term investments increased to $125,113,000 at March 31, 2011 from $71,062,000 at March 31, 2010 because of improved profitability and working capital management. Our cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when our snowmobile and spring ATV production cycles begin. Our investment objectives are first, safety of principal and second, rate of return.

Financing Arrangements and Cash Flows

We have operated since November 2009 under a $60,000,000 secured bank credit agreement for the documentary and stand-by letters of credit and for working capital purposes. We may borrow up to $60,000,000 during June through November and up to $35,000,000 during all other months of the fiscal year. The total letters of credit issued at March 31, 2011 were $9,304,000, of which $6,491,000 was issued to Suzuki for engine and service parts purchases.

We have agreements with GE Commercial Distribution Finance in the United States and TCF Commercial Finance Canada in Canada to provide snowmobile and ATV floorplan financing for our dealers. These agreements improve our liquidity by financing dealer purchases of products without requiring substantial use of our working capital. We are paid by the floorplan companies shortly after shipment and as part of our marketing programs, we pay the floorplan financing of our dealers for certain set time periods depending on the size of a dealer’s order.

The financing agreements require repurchase of repossessed new and unused units and set limits upon our potential liability for annual repurchases. The aggregate potential liability was approximately $75,558,000 at March 31, 2011. We have incurred no material losses under these agreements. We believe current available cash and cash generated from operations provide sufficient funding in the event there is a requirement to perform under these guarantee and repurchase agreements.

In fiscal 2011, we invested $11,761,000 in capital expenditures. We expect that capital expenditures will increase to approximately $18,000,000 in fiscal 2012. Since 1996, we have repurchased over 11,000,000 shares of our common stock. There is approximately $7,581,000 remaining on the January 2008 repurchase authorization. We believe that cash generated from operations and available cash will be sufficient to meet our working capital and capital expenditure requirements on a short and long-term basis.

Contractual Obligations

The following table summarizes our significant future contractual obligations at March 31, 2011 (in millions):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 years
Operating Lease Obligations	$0.7	$0.2	$0.4	$0.1	—
Purchase Obligations(1)	56.8	56.8	—	—	—

Total Contractual Obligations	$57.5	$57.0	$0.4	$0.1	—

(1)	We have outstanding purchase obligations with suppliers and vendors at March 31, 2011 for raw materials and other supplies as part of the normal course of business.

Certain Information Concerning Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Annual Report on Form 10-K, as well as our annual report to shareholders and future filings with the Securities and Exchange Commission, our press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements. In particular, these include, among others, statements relating to our anticipated capital expenditures, sufficiency of funds to finance our operations, retail sales and expansion expectations, raw material and component supply expectations, adequacy of insurance, and the effect of regulations on us and our industry. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to the risk factors described in Item 1A of this Annual Report on Form 10-K. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates and Interest Rates

During fiscal 2011, approximately 10% of our cost of sales was purchased from Japanese yen denominated suppliers. The majority of these purchases were made from Suzuki, which supplies engines for our snowmobiles. We have an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually. During fiscal 2011, the exchange rate fluctuation between the U.S. dollar and the Japanese yen had a modest negative impact on our operating results.

Sales to Canadian dealers are made in Canadian dollars with the U.S. dollar serving as the functional currency. During fiscal 2011, sales to Canadian dealers comprised 35.8% of total net sales. During fiscal 2011, the exchange rate fluctuation between the U.S. dollar and the Canadian dollar had a modest impact on operating profits. During fiscal 2011, we utilized cash flow hedges to mitigate the variability in Canadian exchange rate changes relating to Canadian dollar fund transfers to the United States. At March 31, 2011 there are Canadian dollar forward exchange contracts outstanding with a notional amount of $129,673,000.

Sales to European on-road ATV dealers and distributors are made in Euros with the Euro serving as the functional currency. During fiscal 2011, sales to European on-road ATV dealers comprised 5.4% of total net sales. During fiscal 2011, the exchange rate fluctuation between the U.S. dollar and the Euro had no significant impact on operating profits. During fiscal 2011, we utilized hedges to mitigate the variability in the Euro exchange rate and there were no Euro forward exchange contracts outstanding at March 31, 2011. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of available-for-sale debt securities approximate related fair value and the associated market risk is not deemed to be significant.

We are a party to a secured bank line of credit arrangement under which we currently may borrow an aggregate of up to $60,000,000. The total letters of credit issued, under this arrangement, at March 31, 2011 were $9,304,000 of which $6,491,000 was issued to Suzuki for engine and service parts purchases. Interest is charged at variable rates based on either LIBOR or prime. Because the interest rate risk related to the line of credit is not deemed to be significant, we do not actively manage this exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements, Notes, and Report of Independent Registered Public Accounting Firm appear on pages 33 through 51. Quarterly financial data appears in Item 6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in 1934 Act Rule 13a-15(e)) pursuant to Rule13a-15 under the 1934 Act as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the 1934 Act. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the assessment management believes that, as of March 31, 2011, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears on the following page.

ITEM 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Arctic Cat Inc.

We have audited Arctic Cat Inc. (a Minnesota Corporation) and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arctic Cat Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arctic Cat Inc. and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011 and our report dated June 10, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

June 10, 2011

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the headings “Proposal 1—Election of Directors,” “Corporate Governance” and “Beneficial Ownership of Capital Stock—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 3, 2011, is incorporated herein by reference.

Pursuant to instruction 3 to Item 401(b) of Regulation S-K, information as to our executive officers is set forth in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information included under the heading “Executive Compensation and Other Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held August  3, 2011, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the heading “Beneficial Ownership of Capital Stock” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 3, 2011, is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information regarding our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing compensation plans as of March 31, 2011, consisting of our 1989 Stock Option Plan, 1995 Stock Plan, 2002 Stock Plan and 2007 Omnibus Stock and Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,300,453	$14.65	3,174,172
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,300,453	$14.65	3,174,172

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions, appearing under the heading “Corporate Governance—Policies and Procedures Regarding Related Person Transactions” and “Corporate Governance—Director Independence” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 3, 2011, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the heading “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm” “—Audit and Non Audit Fees” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 3, 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of report

1.	Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Annual Report on Form 10-K:

		Form 10-K Reference Page
(i)	Consolidated Balance Sheets as of March 31, 2011 and 2010	33
(ii)	Consolidated Statements of Operations for the three years ended March 31, 2011, 2010 and 2009	34
(iii)	Consolidated Statements of Shareholders’ Equity for the three years ended March 31, 2011, 2010 and 2009	35
(iv)	Consolidated Statements of Cash Flows for the three years ended March 31, 2011, 2010 and 2009	36
(v)	Notes to Consolidated Financial Statements	37-50
(vi)	Report of Independent Registered Public Accounting Firm	51

2.	Schedules filed as part of this Annual Report on Form 10-K.

The information required to be disclosed within Schedule II—Valuation and Qualifying Accounts is provided within the Consolidated Financial Statements of the Company, filed as part of this Form 10-K.

3.	Exhibits

		Method of Filing
3(a)	Amended and Restated Articles of Incorporation of the Company	(3)
3(b)	Restated By-Laws of the Company	(1)(9)
4(a)	Form of specimen common stock certificate	(1)
4(b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(4)
10(a)	Purchase/Supply Agreement dated March 1, 1985 between Suzuki Motor Co., Ltd. and the Company, and related Agreement on Implementation of Warranty Provision, which agreement terminates on December 31, 2013	(1)(12)
10(b)*	Form of Employment Agreement between the Company and each of its executive officers	(1)
10(c)*	2002 Stock Plan	(5)
10(d)*	Form of Incentive Stock Option Agreement for 2002 Stock Plan	(6)
10(e)*	Form of Non-Qualified Stock Option Agreement for 2002 Stock Plan	(6)
10(f)*	Form of Director Non-Qualified Stock Option Agreement for 2002 Stock Plan	(6)
10(g)*	2007 Omnibus Stock and Incentive Plan	(7)
10(h)*	Second Amendment to 2007 Omnibus Stock and Incentive Plan	(15)
10(i)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors for 2007 Omnibus Stock and Incentive Plan	(15)
10(j)*	Form of Restricted Stock Unit Agreement for Executive Officers for 2007 Omnibus Stock and Incentive Plan	(15)
10(k)*	Form of Incentive Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(7)

10(l)*	Form of Non-Qualified Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(7)
10(m)*	Form of Amended Director Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(15)
10(n)*	Form of Restricted Stock Agreement for 2007 Omnibus Stock and Incentive Plan	(8)
10(o)*	Form of Stock-Settled Appreciation Rights Agreement for 2007 Omnibus Stock and Incentive Plan	(8)
10(p)	Vendor Agreement dated October 14, 2009, between the Company, Arctic Cat Sales Inc. and GE Commercial Distribution Finance Corporation	(10)
10(q)	Amendment No. 1 dated October 20, 2009 to Vendor Agreement between the Company, Arctic Cat Sales, Inc., and GE Commercial Distribution Finance Corporation dated October 14, 2009.	(10)
10(r)	Loan and Security Agreement dated November 10, 2009, between the Company and certain of its subsidiaries, and certain financial institutions as lenders and Bank of America, N.A. as lender and administrative agent for the lenders	(11)
10(s)*	Amended and Restated Employment Agreement dated October 27, 2010 between the Company and Claude J. Jordan.	(13)
10(t)	Amendment No. 3 dated September 30, 2010 to Vendor Agreement between the Company, Arctic Cat Sales, Inc., and GE Commercial Distribution Finance Corporation dated October 14, 2009.	(14)
21	Subsidiaries of the Registrant	(2)
23	Consent of Independent Registered Public Accounting Firm	(2)
31.1	Section 302 Certification of Chief Executive Officer	(2)
31.2	Section 302 Certification of Chief Financial Officer	(2)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)

(b)	Exhibits

Reference is made to Item 15(a) 3.

(c)	Schedules

Reference is made to Item 15(a) 2.

*	Management compensatory plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984).
(2)	Filed with this Annual Report on Form 10-K.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(4)	Incorporated by reference to Exhibit 1 to the Company’s Registration on Form 8-A filed with the SEC on September 20, 2001.
(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration on Form S-8 filed with the SEC on September 6, 2002.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 7, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 19, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 20, 2009.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 13, 2009.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 10, 2010.
(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 28, 2010.
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2010.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 5, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

ARCTIC CAT INC.

Date: June 10, 2011	/s/ CLAUDE J. JORDAN Claude J. Jordan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Date
/s/ CLAUDE J. JORDAN	June 10, 2011
Claude J. Jordan President and Chief Executive Officer (Principal Executive Officer)

/s/ TIMOTHY C. DELMORE	June 10, 2011
Timothy C. Delmore Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ CHRISTOPHER A. TWOMEY	June 10, 2011
Christopher A. Twomey Chairman of the Board of Directors

/s/ TONY J. CHRISTIANSON	June 10, 2011
Tony J. Christianson, Director

/s/ ROBERT J. DONDELINGER	June 10, 2011
Robert J. Dondelinger, Director

/s/ MASAYOSHI ITO	June 10, 2011
Masayoshi Ito, Director

/s/ D. CHRISTIAN KOCH	June 10, 2011
D. Christian Koch, Director

/s/ SUSAN LESTER	June 10, 2011
Susan Lester, Director

/s/ GREGG A. OSTRANDER	June 10, 2011
Gregg A. Ostrander, Director

/s/ KENNETH J. ROERING	June 10, 2011
Kenneth Roering, Lead Director

ARCTIC CAT INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$14,700,000	$31,811,000
Short term investments	110,413,000	39,251,000
Accounts receivable, less allowances	23,732,000	29,227,000
Inventories	61,478,000	81,361,000
Prepaid expenses	4,048,000	4,384,000
Deferred income taxes	17,669,000	14,981,000

Total current assets	232,040,000	201,015,000

Property and Equipment
Machinery, equipment and tooling	195,189,000	185,023,000
Land, building and improvements	28,924,000	28,937,000

	224,113,000	213,960,000
Less accumulated depreciation	184,883,000	170,644,000

	39,230,000	43,316,000
Other Assets	1,636,000	1,753,000

	$272,906,000	$246,084,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$41,666,000	$37,303,000
Accrued expenses	44,398,000	35,042,000
Income taxes payable	1,380,000	2,975,000

Total current liabilities	87,444,000	75,320,000

Deferred Income Taxes	2,426,000	3,425,000

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock—Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued		—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding: 12,199,271 in 2011 and 12,125,985 in 2010	122,000	121,000
Class B common stock, par value $.01; 7,560,000 shares authorized; shares issued and outstanding: 6,102,000 in 2011 and 2010	61,000	61,000
Additional paid-in-capital	7,280,000	5,053,000
Accumulated other comprehensive loss	(1,920,000)	(2,382,000)
Retained earnings	177,493,000	164,486,000

Total shareholders’ equity	183,036,000	167,339,000

	$272,906,000	$246,084,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2011	2010	2009
Net sales
Snowmobile & ATV units	$363,015,000	$350,871,000	$454,589,000
Parts, garments, & accessories	101,636,000	99,857,000	109,024,000

Total net sales	464,651,000	450,728,000	563,613,000

Cost of goods sold
Snowmobile & ATV units	302,783,000	309,217,000	411,776,000
Parts, garments, & accessories	60,359,000	58,275,000	68,665,000

Total cost of goods sold	363,142,000	367,492,000	480,441,000

Gross profit	101,509,000	83,236,000	83,172,000
Operating expenses
Selling & marketing	33,540,000	33,929,000	43,971,000
Research & development	15,029,000	12,926,000	18,404,000
General & administrative	34,805,000	35,045,000	33,904,000
Goodwill impairment charge	—	—	1,750,000

Total operating expenses	83,374,000	81,900,000	98,029,000

Operating profit (loss)	18,135,000	1,336,000	(14,857,000)
Other income (expense)
Interest income	107,000	12,000	117,000
Interest expense	(11,000)	(250,000)	(1,015,000)

Total other income (expense)	96,000	(238,000)	(898,000)

Earnings (loss) before incomes taxes	18,231,000	1,098,000	(15,755,000)
Income tax expense (benefit)	5,224,000	(777,000)	(6,247,000)

Net earnings (loss)	$13,007,000	$1,875,000	$(9,508,000)

Net earnings (loss) per share
Basic	$0.71	$0.10	$(0.53)

Diluted	$0.70	$0.10	$(0.53)

Weighted average share outstanding
Basic	18,232,000	18,220,000	18,070,000

Diluted	18,539,000	18,291,000	18,070,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended March 31,	Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balances at March 31, 2008	11,833,485	$118,000	6,102,000	$61,000	$—	$4,768,000	$175,915,000	$180,862,000
Restricted stock awards	163,500	2,000	—	—	(2,000)	—	—	—
Restricted stock forfeited	(9,500)	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	2,570,000	—	—	2,570,000
Comprehensive loss:
Net loss	—	—	—	—	—	—	(9,508,000)	(9,508,000)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(133,000)	—	(133,000)
Foreign currency adjustment	—	—	—	—	—	(5,147,000)	—	(5,147,000)

Total comprehensive loss								(14,788,000)
Dividends ($.21 per share)	—	—	—	—	—	—	(3,796,000)	(3,796,000)

Balances at March 31, 2009	11,987,485	120,000	6,102,000	61,000	2,568,000	(512,000)	162,611,000	164,848,000
Restricted stock awards	140,500	1,000	—	—	(1,000)	—	—	—
Restricted stock forfeited	(2,000)	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	2,486,000	—	—	2,486,000
Comprehensive income:
Net earnings	—	—	—	—	—	—	1,875,000	1,875,000
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	244,000	—	244,000
Foreign currency adjustment	—	—	—	—	—	(2,114,000)	—	(2,114,000)

Total comprehensive income								5,000

Balances at March 31, 2010	12,125,985	121,000	6,102,000	61,000	5,053,000	(2,382,000)	164,486,000	167,339,000
Exercise of stock options	184,869	2,000	—	—	726,000	—	—	728,000
Tax benefits from stock options exercised	—	—	—	—	745,000	—	—	745,000
Repurchase of common stock	(183,953)	(2,000)	—	—	(2,417,000)	—	—	(2,419,000)
Restricted stock awards	78,500	1,000	—	—	(1,000)	—	—	—
Restricted stock forfeited	(6,130)	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	3,174,000	—	—	3,174,000
Comprehensive income:
Net earnings	—	—	—	—	—	—	13,007,000	13,007,000
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(1,147,000)	—	(1,147,000)
Foreign currency adjustment	—	—	—	—	—	1,609,000	—	1,609,000

Total comprehensive income								13,469,000

Balances at March 31, 2011	12,199,271	$122,000	6,102,000	$61,000	$7,280,000	$(1,920,000)	$177,493,000	$183,036,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2011	2010	2009
Cash flows from operating activities
Net earnings (loss)	$13,007,000	$1,875,000	$(9,508,000)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	15,816,000	22,779,000	28,981,000
Loss on the disposal of assets	105,000	144,000	252,000
Impairment of goodwill	—	—	1,750,000
Deferred income taxes benefit	(3,194,000)	(3,577,000)	(6,379,000)
Stock based compensation expense	3,174,000	2,486,000	2,570,000
Changes in operating assets and liabilities
Trading securities	(71,162,000)	(39,082,000)	24,837,000
Accounts receivable, less allowances	5,543,000	9,400,000	(437,000)
Inventories	20,587,000	40,003,000	2,798,000
Prepaid expenses	345,000	205,000	(1,246,000)
Accounts payable	2,879,000	(7,668,000)	(29,615,000)
Accrued expenses	9,238,000	(585,000)	(3,392,000)
Income taxes	(1,461,000)	3,335,000	8,980,000

Net cash provided by (used in) operating activities	(5,123,000)	29,315,000	19,591,000

Cash flows from investing activities
Purchases of property and equipment	(11,761,000)	(6,540,000)	(14,226,000)
Proceeds from the sale of assets	87,000	—	—

Net cash used in investing activities	(11,674,000)	(6,540,000)	(14,226,000)

Cash flows from financing activities
Checks written in excess of bank balance	—	221,000	—
Proceeds from short-term borrowings	1,012,000	73,429,000	227,230,000
Payments on short-term borrowings	(1,012,000)	(73,429,000)	(227,230,000)
Proceeds from issuance of common stock	728,000	—	—
Tax benefit from stock option exercises	745,000	—	—
Repurchase of common stock	(2,419,000)	—	—
Dividends paid	—	—	(3,796,000)

Net cash provided by (used in) financing activities	(946,000)	221,000	(3,796,000)
Effect of exchange rate changes on cash and cash equivalents	632,000	(2,429,000)	(382,000)

Net increase (decrease) in cash and cash equivalents	(17,111,000)	20,567,000	1,187,000
Cash and cash equivalents at beginning of year	31,811,000	11,244,000	10,057,000

Cash and cash equivalents at end of year	$14,700,000	$31,811,000	$11,244,000

Supplemental disclosure of cash payments for:
Income taxes	$9,179,000	$1,935,000	$409,000
Interest	$11,000	$250,000	$987,000

Supplemental disclosure of non-cash investing and financing activities:

As of March 31, 2011 and 2010, the unrealized gain (loss) on derivative instruments, net of tax was ($1,147,000) and $244,000.

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011, 2010 and 2009

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers highly liquid temporary investments with an original maturity of three months or less when purchased or variable rate demand notes with put options exercisable in three months or less to be cash equivalents. Cash and cash equivalents consist primarily of commercial paper and put bonds. At times, certain bank deposits may be in excess of federally insured limits. As of March 31, 2011 and 2010, the Company had approximately $11,928,000 and $5,427,000 of cash located in foreign banks primarily in Europe and Canada. The Company’s cash management policy provides for bank disbursement accounts to be reimbursed on a daily basis. Checks issued but not presented to the banks for payment are included in cash and cash equivalents as a reduction of other cash balances.

Fair Values of Financial Instruments

Except where noted, the carrying value of current financial assets and liabilities approximates their fair value, due to their short-term nature.

Short-Term Investments

Short-term investments are reported at fair value. The Company utilizes the specific identification method in accounting for its short-term investments.

Accounts Receivable

The Company’s accounts receivable balance consists of amounts due from its dealers and certain finance companies. The Company extends credit to its dealers based on an evaluation of the dealers’ financial condition. The Company’s collection exposure relating to accounts receivable amounts due from certain dealer finance

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011, 2010 and 2009

companies is limited due to the financial strength of the finance companies and provisions of its existing agreements. Accounts receivable is presented net of an allowance for estimated uncollectible amounts due from its dealers. The Company estimates the uncollectible amounts considering numerous factors, mainly historical trends as well as current available information. The Company’s allowance for uncollectible accounts was $3,647,000, $2,849,000 and $2,283,000 at March 31, 2011, 2010 and 2009. The activity within the allowance for uncollectible accounts for the three years ended March 31, 2011 was not significant. Accounts receivable amounts written off have been within management’s expectations.

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

As of March 31, 2011, the Company had open Canadian dollar forward exchange contracts, maturing through March 2012 with notional amounts totaling $129,673,000 and the total fair value of $1,456,000 is included in accounts payable. There were no open Canadian dollar forward exchange contracts at March 31, 2010. There were no open Euro forward exchange contracts at March 31, 2011. As of March 31, 2010, the Company had open Euro forward exchange contracts maturing through January 2011, with notional amounts totaling $4,745,000 and a total fair value of $326,000 was included in accounts receivable. The related amount reported within other comprehensive income (loss) as of March 31, 2011 net of tax was ($1,147,000).

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy has been established which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities; Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company utilizes the income approach to measure fair value of foreign currency contracts which is based on significant other observable inputs. The asset or liability is measured at fair value on a recurring basis each reporting period end. As of March 31, 2011, the Company’s foreign currency contract fair value was a liability totaling $1,456,000 and considered a Level 2 measurement. As of March 31, 2010, the Company’s foreign currency contract fair value was an asset totaling $326,000 and considered a Level 2 measurement.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011, 2010 and 2009

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

Goodwill and Intangibles

The Company tests goodwill and intangibles assets with indefinite lives for impairment on an annual basis or upon the occurrence of events that may indicate possible impairment. In conjunction with the Company’s fiscal 2009 annual goodwill impairment testing, lower common stock market price and financial results, the Company determined goodwill was impaired by $1,750,000. The non-cash goodwill impairment charge was recognized in the fourth quarter of fiscal 2009. Goodwill impairment testing is a two-step process. First it requires a comparison of the carrying value of net assets to the fair value of the related operations that have goodwill assigned to them. The Company estimates the fair values of the related operations using discounted cash flows. If the fair value is determined to be less than the carrying value, a potential impairment is indicated and the second step is performed to determine if any impairment is present.

The changes in the carrying amount of identified intangibles included in other assets for the fiscal years ended March 31, 2011 and 2010 are as follows:

	2011	2010
Balance at April 1,	$929,000	$1,144,000
Current year amortization	(148,000)	(215,000)

Balance at March 31,	$781,000	$929,000

Identified intangible assets are customer relationships, a homologation license, and a non-compete agreement. Intangible assets before accumulated amortization were $1,950,000 at March 31, 2011 and 2010. Accumulated amortization was $1,169,000 and $1,021,000 at March 31, 2011 and 2010, respectively. Amortization expense is expected to be approximately $94,000 in fiscal 2012, and $83,000 in fiscal 2013, 2014, 2015 and 2016.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011, 2010 and 2009

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

	2011	2010	2009
Balance at April 1,	$14,077,000	$15,702,000	$16,494,000
Warranty provision	10,887,000	11,437,000	11,500,000
Warranty claim payments	(10,915,000)	(13,062,000)	(12,292,000)

Balance at March 31,	$14,049,000	$14,077,000	$15,702,000

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

Dealer Holdback

The Company records a dealer holdback program liability at the time certain products are shipped to its dealers. If the products subject to the holdback program are sold within the program time period, the Company refunds a portion of the original sale price, referred to as dealer holdback, to the dealer. The Company’s dealer holdback program liability, included within accounts payable, was $13,722,000 and $14,578,000 as of March 31, 2011 and 2010.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011, 2010 and 2009

Research and Development

Research and development costs are expensed as incurred and are reported as a component of selling, general and administrative expenses. Research and development expense was $15,029,000, $12,926,000 and $18,404,000 during fiscal 2011, 2010 and 2009.

Advertising

The Company expenses advertising costs as incurred, except for cooperative advertising obligations arising related to the sale of the Company’s products to its dealers. The estimated cost of cooperative advertising, which the dealer is required to support, is recorded as marketing expense at the time the product is sold. Cooperative advertising was $2,355,000, $2,390,000 and $3,836,000 in fiscal 2011, 2010 and 2009. Total advertising expense, including cooperative advertising, was $15,507,000, $16,063,000 and $21,974,000 in fiscal 2011, 2010 and 2009.

Stock Based Compensation

The Company accounts for stock-based compensation plans and measures and recognizes compensation expense for all stock-based payment awards to employees and directors based on estimated fair values.

At March 31, 2011, the Company had stock based compensation plans, all previously approved by the shareholders. Stock options and restricted stock awards granted under these plans generally vest ratably over one to three years of service. Stock options have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined in the plans. At March 31, 2011, the Company had 3,174,172 shares available for future grant under its stock option plans.

At March 31, 2011, the Company had $1,486,000 of unrecognized compensation costs related to non-vested stock options and restricted stock awards that are expected to be recognized over a weighted average period of approximately two years.

For the fiscal years ended March 31, 2011, 2010 and 2009, the Company recorded stock based compensation expense of $3,174,000, $2,486,000 and $2,570,000 which has been included in selling, general and administrative expenses. The Company’s total stock based compensation related expense reduced both basic and diluted earnings per share by $0.12, $0.08 and $0.09 for the fiscal years ended March 31, 2011, 2010 and 2009.

The total income tax benefit from the exercise of stock options classified as financing cash flows was $745,000 for fiscal year ended March 31, 2011. There was no income tax benefit from the exercise of stock options classified as financing cash flows in fiscal years ended March 31, 2010 and 2009.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to estimate the fair value of options:

	2011	2010	2009
Assumptions:
Dividend yield	0.0%	0.0%	2.5%
Average term	5 years	5 years	5 years
Volatility	39%	32%	32%
Risk-free rate of return	2.9%	3.3%	3.3%

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011, 2010 and 2009

The weighted average fair value of options granted during each of the following years ended March 31:

	2011	2010	2009
Fair value of options granted	$5.00	$5.27	$3.04

See Note J for additional disclosures regarding stock option plans.

Net Earnings Per Share

The Company’s diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 1,997,354, 2,439,925 and 2,287,203 shares of common stock with weighted average exercise prices of $18.46, $16.61 and $17.42 were outstanding during fiscal 2011, 2010 and 2009 but were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following for the fiscal years ended March 31:

	2011	2010	2009
Weighted average number of common shares outstanding	18,232,000	18,220,000	18,070,000
Dilutive effect of option plan	307,000	71,000	—

Common and potential shares outstanding—diluted	18,539,000	18,291,000	18,070,000

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

Comprehensive Income (Loss)

Comprehensive income (loss) represents net earnings (loss) adjusted for the unrealized gain or loss on derivative instruments, and foreign currency translation adjustments and is shown in the consolidated financial statements of shareholders’ equity.

Accounting Policy and Disclosure Changes

In September 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” to enhance the disclosures required for financing receivables (for example, loans, trade accounts receivable, notes receivable, and receivables relating to a lessor’s leveraged, direct financing, and sales-type leases) and allowances for credit losses. The amended disclosures are designed to provide more information to financial statement users regarding the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance was effective for

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011, 2010 and 2009

period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The amended guidance was effective for activity during a reporting period beginning on or after December 15, 2010. The adoption of this amended guidance did not have a significant effect on the consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. We do not believe the effect of adoption of these provisions on our consolidated financial statements will have a material impact.

B. SHORT-TERM INVESTMENTS

Trading securities consists of $110,413,000, and $39,251,000, invested in various money market funds at March 31, 2011 and 2010, respectively.

C. INVENTORIES

Inventories consist of the following at March 31:

	2011	2010
Raw materials and sub-assemblies	$17,602,000	$21,429,000
Finished goods	22,722,000	34,741,000
Parts, garments and accessories	21,154,000	25,191,000

	$61,478,000	$81,361,000

D. ACCRUED EXPENSES

Accrued expenses consist of the following at March 31:

	2011	2010
Marketing	$9,395,000	$7,940,000
Compensation	7,581,000	2,645,000
Warranties	14,049,000	14,077,000
Insurance	9,662,000	7,089,000
Other	3,711,000	3,291,000

	$44,398,000	$35,042,000

E. FINANCING

The Company entered into a $60,000,000 senior secured revolving bank agreement in November 2009 for documentary and stand-by letters of credit, working capital needs and general corporate purposes. This replaced a $20,000,000 bank line of credit with another lender that was set to expire March 31, 2010. The Company may borrow up to $60,000,000 during June through November and up to $35,000,000 during all other months of the

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011, 2010 and 2009

fiscal year. Borrowings under the line of credit bear interest at the greater of the following rates; the prime rate, the federal funds rate plus 0.50% or the LIBOR for a 30 day interest period plus 1.00%. As of March 31, 2011, the effective rate was 5.25%. All borrowings are collateralized by substantially all of the Company’s assets including all real estate, accounts receivable and inventory. No borrowings from the line of credit were outstanding at March 31, 2011 and 2010. The outstanding letters of credit balances were $9,304,000 and $14,902,000 at March 31, 2011 and 2010, respectively, and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the credit agreement as of March 31, 2011. The issued letters of credit outstanding, as of March 31, 2011 and 2010, included $6,491,000 and $4,543,000, respectively, issued to Suzuki Motor Corporation (Suzuki) for engine and service parts purchases and $10,000,000 to GE Commercial Distribution Finance (see Note G). Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

F. RETIREMENT SAVINGS PLAN

The Company’s 401(k) retirement savings plan covers substantially all eligible employees. Employees may contribute up to 50% of their compensation with the Company matching 100% of the employee contributions, up to a maximum of 3% of the employee’s compensation. The Company match was suspended as of April 1, 2009. The Company can elect to make additional contributions at its discretion. A discretionary contribution of $629,011 was made in fiscal 2011. Total Company matching contributions were $1,269,000 in fiscal 2009. There were no matching contributions made in fiscal 2011 or 2010 and no discretionary contributions made during either fiscal 2010 or 2009.

G. RELATED PARTY TRANSACTIONS

The Company purchases engines and service parts from Suzuki, owner of the Company’s Class B common stock. Such purchases totaled $33,215,000, $30,690,000, and $46,047,000, in fiscal 2011, 2010 and 2009. The purchase price of the engines and service parts is determined annually. The Company has an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement.

On June 4, 2010, Arctic Cat signed an agreement under which Arctic Cat will discontinue the purchase of snowmobile engines from Suzuki after December 31, 2013 (2014 model year). Suzuki will continue to provide replacement parts for engines through December 2020. While Suzuki has been a good long term supplier of snowmobile engines, this new agreement will allow Arctic Cat to gain more control of its products and enhance its ability to meet regulatory and performance requirements. Arctic Cat will expand its snowmobile engine design capabilities, work with a variety of vendors for various engine services and better maximize its current engine manufacturing capacity. While the Company anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which it relies upon limited sources of supply, there can be no assurance that alternate supply arrangements will be made on satisfactory terms.

The Company is dependent on Suzuki for the near term supply of most of its engines and related service parts. An interruption of this supply could have a material adverse effect on the Company’s operations. Certain other raw materials and services are purchased from vendors in which certain of the Company’s directors are officers or significant shareholders. In fiscal 2011, 2010 and 2009, these transactions aggregated $566,000, $635,000 and $1,328,000.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011, 2010 and 2009

H. INCOME TAXES

Arctic Cat’s income (loss) before income taxes (benefit) was generated from its United States and foreign operations as follows:

	For the years ended March 31,
	2011	2010	2009
United States	$18,008,000	$(214,000)	$(16,856,000)
Foreign	223,000	1,312,000	1,101,000

Income (loss) before income taxes (benefit)	$18,231,000	$1,098,000	$(15,755,000)

Income tax expense (benefit) consists of the following for the fiscal years ended March 31:

	2011	2010	2009
Current
Federal	$7,852,000	$2,197,000	$11,000
State	450,000	162,000	40,000
Foreign	56,000	441,000	81,000
Deferred	(3,134,000)	(3,577,000)	(6,379,000)

	$5,224,000	$(777,000)	$(6,247,000)

The following is a reconciliation of the federal statutory income tax rate to the effective tax rate for the fiscal years ended March 31:

	2011	2010	2009
Statutory income tax rate	35.0%	34.0%	(35.0)%
State taxes	1.7	2.6	(2.8)
Research and other tax credit	(2.3)	(28.2)	(4.6)
Domestic manufacturers deduction	(2.1)	(10.1)	—
Uncertain tax positions	(6.5)	(47.8)	—
US subpart F adjustments	1.2	(9.8)	5.0
Foreign tax rate difference	(0.1)	(9.0)	(0.8)
Stock options	0.8	16.6	1.0
Meals and entertainment	0.1	4.8	0.1
Prior year adjustments	0.9	(23.9)	(5.2)
Goodwill impairment charge	—	—	4.0
Other permanent differences	—	—	(1.4)

	28.7%	(70.8)%	(39.7)%

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011, 2010 and 2009

The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes under the liability methods are as follows at March 31:

	2011	2010
Current deferred income tax assets
Accrued expenses	$9,129,000	$6,738,000
Accrued warranty	4,964,000	4,967,000
Inventory related items	2,835,000	3,040,000
Other	2,407,000	2,318,000

Total assets	19,335,000	17,063,000
Current deferred income tax liability
Prepaid expenses	1,128,000	1,588,000
Other	538,000	494,000

Total liabilities	1,666,000	2,082,000

Net current deferred tax asset	$17,669,000	$14,981,000

Non-current deferred income tax liability
Property and equipment	$2,426,000	$3,425,000

Non-current deferred tax liability	$2,426,000	$3,425,000

At March 31, 2011, approximately $571,000 of the gross deferred tax asset relates to the net operating loss carryforward of approximately $2,284,000 for our foreign subsidiaries. Also included in our gross deferred tax asset was $602,000 related to Minnesota research and development credits that will expire in varying amounts between the fiscal years ending March 31, 2023 to 2025. The net operating losses have an indefinite carry-forward period. We expect future taxable income in these jurisdictions to be sufficiently large enough that these carry forward items will be fully realized therefore no valuation allowance has been provided relating to these deferred tax assets.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011, 2010 and 2009

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. . The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of operations. The Company had liabilities recorded related to unrecognized tax benefits totaling $2,649,000 and $3,634,000 at March 31, 2011 and 2010 including reserves related to potential interest and penalties of $910,000 and $772,000, respectively The amount of the liability, net of federal benefits for uncertain state tax positions, at March 31, 2011, if recognized, would affect the Company’s effective tax rate. The Company currently anticipates approximately $200,000 of unrecognized tax benefits will be recognized during the next twelve months. With few exceptions, the Company is no longer subject to federal, state, or foreign income tax examinations for years prior to March 31, 2008. A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	2011	2010
Balance at April 1	$2,862,000	$3,303,000
Increases related to prior year tax positions	5,000	263,000
Decreases related to prior year tax positions	(1,332,000)	(857,000)
Increases related to current year tax positions	204,000	153,000
Settlements	—	—

Balance at March 31	$1,739,000	$2,862,000

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions, as well as various European jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the relevant tax laws and regulations and require significant judgment to apply. The Company is currently under IRS audit for the tax year ended March 31, 2009.

I. COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers with floor plan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At March 31, 2011, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $75,558,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011, 2010 and 2009

Leases

The Company leases buildings and equipment under non-cancelable operating leases. Total rent expense under all lease agreements was $1,095,000, $1,185,000 and $1,406,000 for fiscal 2011, 2010 and 2009. Future minimum payments, exclusive of other costs required under non-cancelable operating leases at March 31, 2011 are approximately $185,000 in each of the fiscal years 2012 through 2014.

J. SHAREHOLDERS’ EQUITY

Stock Option Plans

The Company has stock option plans that provide for incentive and non-qualified stock options and restricted stock awards to be granted to directors, officers and other key employees. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant. The restricted stock awards generally vest over a period of two to three years and do not require cash payments from restricted stock award recipients. At March 31, 2011, the Company had 3,174,172 shares of common stock available for grant under the plans.

Transactions under the plans during each of the three years in the period ended March 31, are summarized as follows:

	Number of Shares under option	Weighted average exercise price
Outstanding at March 31, 2008	1,862,135	19.25
Granted	603,094	9.30
Cancelled	—	—
Exercised	—	—

Outstanding at March 31, 2009	2,465,229	16.82
Granted	605,600	5.81
Cancelled	(18,000)	26.37
Exercised	—	—

Outstanding at March 31, 2010	3,052,829	14.58
Granted	528,644	10.94
Cancelled	(2,043)	18.80
Exercised	(278,977)	6.87

Outstanding at March 31, 2011	3,300,453	$14.65

Options exercisable at March 31 are as follows:
2009	1,580,302	$19.19

2010	2,086,250	$17.37

2011	2,409,750	$16.64

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011, 2010 and 2009

The following tables summarize information concerning currently outstanding and exercisable stock options at March 31, 2011:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$4.16 - 6.11	31,157	2.72 years	$4.53
6.26 - 9.38	474,255	8.04 years	6.38
9.57 - 13.37	1,090,963	7.27 years	10.39
15.33 - 21.96	1,483,078	4.04 years	18.69
27.69	221,000	3.28 years	27.69

	3,300,453	5.62 years	$14.65

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$4.16 - 6.11	31,157	$4.53
6.26 - 9.38	194,525	6.55
9.57 - 13.37	493,790	10.22
15.33 - 21.96	1,469,278	18.73
27.69	221,000	27.69

	2,409,750	$16.64

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

In addition, the Company has a Stock Purchase Agreement with Suzuki that prohibits the purchase of additional shares of the Company’s common stock unless, following such purchase, Suzuki’s ownership is less than or equal to 32% of the aggregate outstanding shares of common and Class B common stock. The Company has the first right of refusal to purchase any shares Suzuki intends to sell. Suzuki has agreed not to compete in the

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011, 2010 and 2009

manufacture of snowmobiles or related parts so long as it supplies engines to the Company or owns at least 10% of the aggregate common and Class B common shares outstanding. On June 4, 2010 Arctic Cat signed an agreement under which Arctic Cat will discontinue the purchase of snowmobile engines from Suzuki following the 2014 model year. While Suzuki has been a good long term supplier of snowmobile engines, this new agreement will allow Arctic Cat to gain more control of its products and enhance its ability to meet regulatory and performance requirements. Arctic Cat will expand its snowmobile engine design capabilities, work with a variety of vendors for various engine services, as well as better maximize its current engine manufacturing capacity.

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

Share Repurchase Authorization

The Company invested $2,419,000 during fiscal 2011 to repurchase and cancel 183,953 shares of common stock, pursuant to the Board of Directors’ authorizations. The Company made no share repurchases during fiscal 2010 and 2009. At March 31, 2011 authorization to repurchase $7,581,000 or approximately 487,500 shares remains outstanding.

K. SEGMENT REPORTING

Sales to foreign customers, located primarily in Canada and Europe, totaled $246,091,000, $235,268,000 and $271,318,000 in fiscal 2011, 2010 and 2009. The Company has identifiable long-lived assets with total carrying values of approximately $1,743,000 and $2,064,000 at March 31, 2011 and 2010 outside the United States in Canada and Europe.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Arctic Cat Inc.

We have audited the accompanying consolidated balance sheet of Arctic Cat Inc. (a Minnesota Corporation) and subsidiaries (the Company) as of March 31, 2011 and 2010, and the related consolidated statement of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arctic Cat Inc. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 10, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

June 10, 2011

ARCTIC CAT INC.

EXHIBIT INDEX

Exhibit No.		Method of Filing
3(a)	Amended and Restated Articles of Incorporation of the Company	(3)
3(b)	Restated By-Laws of the Company	(1)(9)
4(a)	Form of specimen common stock certificate	(1)
4(b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(4)
10(a)	Purchase/Supply Agreement dated March 1, 1985 between Suzuki Motor Co., Ltd. and the Company, and related Agreement on Implementation of Warranty Provision, which agreement terminates on December 31, 2013	(1)(12)
10(b)*	Form of Employment Agreement between the Company and each of its executive officers	(1)
10(c)*	2002 Stock Plan	(5)
10(d)*	Form of Incentive Stock Option Agreement for 2002 Stock Plan	(6)
10(e)*	Form of Non-Qualified Stock Option Agreement for 2002 Stock Plan	(6)
10(f)*	Form of Director Non-Qualified Stock Option Agreement for 2002 Stock Plan	(6)
10(g)*	2007 Omnibus Stock and Incentive Plan	(7)
10(h)*	Second Amendment to 2007 Omnibus Stock and Incentive Plan	(15)
10(i)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors for 2007 Omnibus Stock and Incentive Plan	(15)
10(j)*	Form of Restricted Stock Unit Agreement for Executive Officers for 2007 Omnibus Stock and Incentive Plan	(15)
10(k)*	Form of Incentive Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(7)
10(l)*	Form of Non-Qualified Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(7)
10(m)*	Form of Amended Director Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(15)
10(n)*	Form of Restricted Stock Agreement for 2007 Omnibus Stock and Incentive Plan	(8)
10(o)*	Form of Stock-Settled Appreciation Rights Agreement for 2007 Omnibus Stock and Incentive Plan	(8)
10(p)	Vendor Agreement dated October 14, 2009, between the Company, Arctic Cat Sales Inc. and GE Commercial Distribution Finance Corporation	(10)
10(q)	Amendment No. 1 dated October 20, 2009 to Vendor Agreement between the Company, Arctic Cat Sales, Inc., and GE Commercial Distribution Finance Corporation dated October 14, 2009.	(10)
10(r)	Loan and Security Agreement dated November 10, 2009, between the Company and certain of its subsidiaries, and certain financial institutions as lenders and Bank of America, N.A. as lender and administrative agent for the lenders	(11)
10(s)*	Amended and Restated Employment Agreement dated October 27, 2010 between the Company and Claude J. Jordan.	(13)
10(t)	Amendment No. 3 dated September 30, 2010 to Vendor Agreement between the Company, Arctic Cat Sales, Inc., and GE Commercial Distribution Finance Corporation dated October 14, 2009.	(14)
21	Subsidiaries of the Registrant	(2)
23	Consent of Independent Registered Public Accounting Firm	(2)
31.1	Section 302 Certification of Chief Executive Officer	(2)
31.2	Section 302 Certification of Chief Financial Officer	(2)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)

*	Management compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984).
(2)	Filed with this Annual Report on Form 10-K.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(4)	Incorporated by reference to Exhibit 1 to the Company’s Registration on Form 8-A filed with the SEC on September 20, 2001.
(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration on Form S-8 filed with the SEC on September 6, 2002.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 7, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 19, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 20, 2009.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 13, 2009.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 10, 2010.
(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 28, 2010.
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2010.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 5, 2011.