Form 10-Q
period 2011-06-30
ARCTIC CAT INC
filed 2011-08-09
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-18607

ARCTIC CAT INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 North Highway 169 Suite 1000 Plymouth, Minnesota	55441
(Address of principal executive offices)	(Zip Code)

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

At August 3, 2011, 12,078,434 shares of Common Stock and 6,102,000 shares of Class B Common Stock of the registrant were outstanding.

Part I - FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2011	March 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$35,004,000	$14,700,000
Short-term investments	64,290,000	110,413.000
Accounts receivable, less allowances	32,593,000	23,732,000
Inventories	86,521,000	61,478,000
Prepaid expenses	4,019,000	4,048,000
Income taxes receivable	193,000	—
Deferred income taxes	18,073,000	17,669,000

Total current assets	240,693,000	232,040,000

Property and Equipment
Machinery, equipment and tooling	198,720,000	195,189,000
Land, buildings and improvements	29,030,000	28,924,000

	227,750,000	224,113,000
Less accumulated depreciation	187,269,000	184,883,000

	40,481,000	39,230,000

Other Assets	1,676,000	1,636,000

	$282,850,000	$272,906,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$61,697,000	$41,666,000
Accrued expenses	38,613,000	44,398,000
Income taxes payable	—	1,380,000

Total current liabilities	100,310,000	87,444,000

Deferred Income Taxes	2,046,000	2,426,000

Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock - Series A Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding: 12,079,434 at June 30, 2011 and 12,199,271 at March 31, 2011	121,000	122,000
Class B common stock, par value $.01; 7,560,000 shares authorized; shares issued and outstanding: 6,102,000 at June 30, 2011 and at March 31, 2011	61,000	61,000
Additional paid-in-capital	6,911,000	7,280,000
Accumulated other comprehensive loss	(1,770,000)	(1,920,000)
Retained earnings	175,171,000	177,493,000

Total shareholders’ equity	180,494,000	183,036,000

	$282,850,000	$272,906,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,
	2011	2010
Net Sales
Snowmobile & ATV units	$55,260,000	$44,938,000
Parts, garments & accessories	19,670,000	18,468,000

Total net sales	74,930,000	63,406,000
Cost of goods sold
Snowmobile & ATV units	49,129,000	42,249,000
Parts, garments & accessories	11,526,000	10,398,000

Total cost of goods sold	60,655,000	52,647,000

Gross profit	14,275,000	10,759,000

Operating expenses
Selling & marketing	6,085,000	6,287,000
Research & development	4,002,000	3,225,000
General & administrative	7,784,000	8,152,000

Total operating expenses	17,871,000	17,664,000

Operating loss	(3,596,000)	(6,905,000)

Other income (expense)
Interest income	25,000	18,000
Interest expense	(2,000)	(3,000)

Total other income	23,000	15,000

Loss before income taxes	(3,573,000)	(6,890,000)
Income tax benefit	(1,251,000)	(2,412,000)

Net loss	$(2,322,000)	$(4,478,000)

Net loss per share
Basic	$(0.13)	$(0.25)

Diluted	$(0.13)	$(0.25)

Weighted average shares outstanding
Basic	18,220,000	18,191,000

Diluted	18,220,000	18,191,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,322,000)	$(4,478,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,388,000	2,619,000
Deferred income taxes	(467,000)	(1,130,000)
Stock based compensation expense	943,000	1,837,000
Changes in operating assets and liabilities:
Trading securities	46,123,000	4,287,000
Accounts receivable, less allowances	(8,671,000)	(1,762,000)
Inventories	(24,625,000)	(8,168,000)
Prepaid expenses	30,000	(69,000)
Accounts payable	19,119,000	6,053,000
Accrued expenses	(5,838,000)	(2,281,000)
Income taxes	(1,693,000)	(2,204,000)

Net cash provided by (used in) operating activities	24,987,000	(5,296,000)

Cash flows from investing activities:
Purchases of property and equipment	(3,656,000)	(676,000)

Net cash used in investing activities	(3,656,000)	(676,000)
Cash flows from financing activities:
Proceeds from short-term borrowings	7,544,000	—
Payments on short-term borrowings	(7,544,000)	—
Proceeds from issuance of common stock	—	207,000
Tax benefit from stock based awards	597,000	526,000
Repurchase of common stock	(1,909,000)	(2,419,000)

Net cash used in financing activities	(1,312,000)	(1,686,000)
Effect of exchange rate changes on cash and cash equivalents	285,000	(506,000)

Net increase (decrease) in cash and cash equivalents	20,304,000	(8,164,000)
Cash and cash equivalents at beginning of period	14,700,000	31,811,000

Cash and cash equivalents at end of period	$35,004,000	$23,647,000

Supplemental disclosure of cash payments for:
Income taxes	$208,000	$408,000

Interest	$2,000	$3,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE A–BASIS OF PRESENTATION

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2011, and the results of operations and the cash flows for the three month periods ended June 30, 2011 and 2010. Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2011 is derived from the audited balance sheet as of that date.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

NOTE B–STOCK BASED COMPENSATION

At June 30, 2011, the Company had stock based compensation plans, all previously approved by the shareholders. Stock options, restricted stock units and restricted stock awards granted under these plans generally vest ratably over one to three years of service. Stock options have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined in the plans. At June 30, 2011, the Company had 2,891,898 shares available for future grant under its stock option plans.

At June 30, 2011, the Company had $2,450,000 of unrecognized compensation costs related to non-vested stock options, restricted stock units and restricted stock awards that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended June 30, 2011 and 2010, the Company recorded stock based compensation expense of $943,000 and $1,837,000 which has been included in selling, general and administrative expenses. The Company’s total stock based compensation related expense reduced both basic and diluted earnings per share by $0.03 and $0.07 for the three months ended June 30, 2011, and 2010, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2011.

Dividend Yield: 1%

Average Term: 5 years

Volatility: 42%

Risk free rate of return: 2.1%

Option transactions under the plans during the three months ended June 30, 2011 are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2011	3,300,453	$14.65
Granted	247,295	15.77
Exercised	—	—

Outstanding at June 30, 2011	3,547,748	$14.73	5.67	$6,934,000

Exercisable at June 30, 2011	2,622,329	$16.18	4.68	$3,739,000

The aggregate intrinsic value is based on the difference between the exercise price and the Company’s June 30, 2011 common share market value for in-the-money options.

The following tables summarize information concerning currently outstanding and exercisable stock options at June 30, 2011.

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life in years	Weighted- Average Exercise Price
$4.16-6.11	31,157	2.47	$4.53
6.26-9.38	474,255	7.79	6.38
9.57-13.37	1,090,963	7.02	10.39
14.68-21.96	1,730,373	4.64	18.28
27.69	221,000	3.03	27.69

	3,547,748	5.67	$14.73

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price
$4.16-6.11	31,157	$4.53
6.26-9.38	194,525	6.55
9.57-13.37	706,369	10.42
14.68-21.96	1,469,278	18.73
27.69	221,000	27.69

	2,622,329	$16.18

The Company’s stock option plan provides for grants of restricted common stock and restricted stock units to executives and key employees of the Company. The restricted common stock and restricted stock units are valued based on the Company’s market value of common stock on the date of grant and the amount of any award is expensed over the requisite service period which approximates two to three years. If grantees are retirement eligible and awards would either fully vest upon retirement or continue to vest after retirement, the full amount of the related expense is recognized upon grant. At June 30, 2011, the Company had 88,286 shares of restricted common stock issued and outstanding under the plan and 35,729 unvested restricted stock units outstanding. The restricted shares have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

Restricted stock awards and restricted stock units under the plans during the three months ended June 30, 2011 are summarized as follows:

	Restricted Stock	Restricted Stock Units
Outstanding at March 31, 2011	222,036	—
Awarded	—	35,729
Vested	(133,000)	—
Forfeited	(750)	—

Outstanding at June 30, 2011	88,286	35,729

NOTE C–NET LOSS PER SHARE

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. Had the company been in a net earnings position, the Company’s diluted net earnings per share would have been computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Given the Company’s net loss position for the periods presented all outstanding options and restricted stock units were excluded from the computation of common share equivalents because they were anti-dilutive.

NOTE D–SHORT-TERM INVESTMENTS

Trading securities consists of $64,290,000 and $110,413,000, invested in various money market funds at June 30, 2011, and March 31, 2011, respectively.

NOTE E–INVENTORIES

Inventories consist of the following:

	June 30, 2011	March 31,2011
Raw materials and sub-assemblies	$33,536,000	$17,602,000
Finished goods	29,479,000	22,722,000
Parts, garments and accessories	23,506,000	21,154,000

	$86,521,000	$61,478,000

NOTE F–LINE OF CREDIT

The Company entered into a $60,000,000 senior secured revolving bank agreement in November 2009, for documentary and stand-by letters of credit, working capital needs and general corporate purposes. The Company may borrow up to $60,000,000 during June through November and up to $35,000,000 during December through May. Borrowings under the line of credit bear interest at the greater of the following rates: the prime rate, the federal funds rate plus 0.50% or the LIBOR for a 30 day interest period plus 1.00%. As of June 30, 2011 the effective rate was 5.00%. All borrowings are collateralized by substantially all of the Company’s assets including all real estate, accounts receivable and inventory. No borrowings from the line of credit were outstanding at June 30, 2011 and March 31, 2011. The outstanding letters of credit balances were $14,621,000 and $22,835,000 at June 30, 2011 and 2010, respectively. The issued letters of credit outstanding, as of June 30, 2011 and 2010, included $11,578,000 and $9,594,000 respectively, issued to Suzuki Motor Corporation (Suzuki) for engine and service parts purchases. Borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the terms of the credit agreement as of June 30, 2011.

NOTE G–ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2011	March 31, 2011
Marketing	$7,504,000	$9,395,000
Compensation	4,237,000	7,581,000
Warranties	13,175,000	14,049,000
Insurance	10,300,000	9,662,000
Other	3,397,000	3,711,000

	$38,613,000	$44,398,000

NOTE H–PRODUCT WARRANTIES

The Company generally provides a limited warranty to the owner of snowmobiles for twelve months from the date of consumer registration and for six months on ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims become known or the amounts are determinable. The following represents changes in the Company’s accrued warranty liability for the three month periods ended June 30:

	2011	2010
Balance at April 1	$14,049,000	$14,077,000
Warranty provision	1,208,000	869,000
Warranty claim payments	(2,082,000)	(1,599,000)

Balance at June 30	$13,175,000	$13,347,000

NOTE I–SHAREHOLDERS’ EQUITY

Share Repurchase Authorizations

During the three months ended June 30, 2011, the Company repurchased $1,909,000 or 119,087 shares of common stock under the program approved by the Board of Directors. At June 30, 2011, the Company has remaining authorization to repurchase up to $5,672,000 of its common stock or approximately 422,000 shares based on the per share price of $13.43 as of June 30, 2011.

Additional Paid-in-Capital

During the three months ended June 30, 2011 and 2010, the Company recorded increases to additional paid-in-capital of $943,000 and $1,837,000 related to stock based compensation.

Accumulated Other Comprehensive Loss

The components of the changes in accumulated other comprehensive loss, net of taxes, during the following periods were as follows:

	Three Months Ended June 30,
	2011	2010
Balance at beginning of period	$(1,920,000)	$(2,382,000)
Unrealized gain (loss) on derivative instruments, net of tax	(516,000)	2,827,000
Foreign currency translation adjustment	666,000	(2,623,000)

Balance at end of period	$(1,770,000)	$(2,178,000)

Other Comprehensive income (loss) was as follows:	Three Months Ended June 30,
	2011	2010
Net loss	$(2,322,000)	$(4,478,000)
Unrealized gain (loss) on derivative instruments, net of tax	(516,000)	2,827,000
Foreign currency translation adjustment	666,000	(2,623,000)

Total Other Comprehensive Loss	$(2,172,000)	$(4,274,000)

Note J–COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At June 30, 2011, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $75,349,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

NOTE K–FAIR VALUE MEASUREMENTS

As of June 30, 2011, the Company’s foreign currency contract fair value was a liability totaling $2,289,000 and considered a Level 2 measurement. As of March 31, 2011, the Company’s foreign currency contract fair value was a liability totaling $1,456,000 and considered a Level 2 measurement.

NOTE L–RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income. The update enhances the presentation of comprehensive income by requiring presentation either in a single statement of comprehensive income or in two consecutive statements. The update requires presentation of each component of net income and other comprehensive income, along with total net income, total other comprehensive income, and total comprehensive income. ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of the update is not expected to have a significant effect on the consolidated financial statements.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arctic Cat Inc., a Minnesota corporation, (the “Company” or “Arctic Cat,” or “we” “our” or “us”), is based in Thief River Falls, Minnesota with principal executive offices in Plymouth, Minnesota. We operate in a single industry segment and design, engineer, manufacture and market snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat® brand name, as well as related parts, garments and accessories. We market our products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, South America, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for 50 years and is among the most widely recognized and respected names in the motorsports industry. Our common stock trades on the NASDAQ Global Select Market under the symbol ACAT.

Executive Overview

The following discussion pertains to our results of operations and financial position for the quarter ended June 30, 2011. Due to the seasonality of the snowmobile, ATV and PG&A businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the full year.

For the first quarter ended June 30, 2011, we reported net sales of $74.9 million and net loss of $2.3 million or $0.13 per diluted share compared to first quarter ended June 30, 2010 net sales of $63.4 million and net loss of $4.5 million or $0.25 per diluted share. An increase in net sales for all product lines, a 210 basis point improvement in gross margins and a 400 basis point improvement in operating expenses as a percent of sales contributed to improved quarterly results compared to the same period in the prior year.

Sales of our ATVs outperformed the industry in the first quarter and we gained market share. We are excited to launch our first entry into the growing sport side-by-side market with our new Wildcat model, and we remain on track to ship this off-road vehicle to dealers in fiscal 2012. Looking ahead, despite our expectation that North American ATV retail sales will decline 10 to 15 percent, we expect continued growth in fiscal 2012 in our ATV business, due to the competitive strength of our core ATV and Prowler side-by-side vehicle offerings, and the growth potential for the Wildcat sport side-by-side model.

Our new 2012 snowmobile line-up was unveiled in March, with 23 all-new models representing 75 percent of our current offerings. We anticipate that the breadth of our new models and innovative technologies will have a positive impact on fiscal 2012 snowmobile sales. Regarding fiscal 2012 industry retail snowmobile sales, we expect North American retail sales to increase approximately 5 to 10 percent.

For the fiscal year ending March 31, 2012, we now anticipate sales in the range of $520 million to $530 million, an increase of 12 percent to 14 percent versus fiscal 2011. We estimate that fiscal 2012 earnings will increase 34 percent to 43 percent and be in the range of $0.94 to $1.00 per diluted share. Previously, we expected sales in the range of $488 million to $502 million for fiscal 2012 and earnings per diluted share in the range of $0.75 to $0.82 per diluted share.

Results of Operations

Product Line Sales

	Three Months Ended June 30,
($ in thousands)	2011	Percent of Total Sales	2010	Percent of Total Sales	Change 2011 vs. 2010
Snowmobile	$17,361	23%	$17,105	27%	2%
ATV	37,899	51%	27,833	44%	36%
Parts, garments & accessories	19,670	26%	18,468	29%	7%

Net Sales	$74,930	100%	$63,406	100%	18%

During the first quarter of fiscal 2012, net sales increased 18% to $74.9 million from $63.4 million in the first quarter of fiscal 2011 primarily due to increased international sales as well as Prowler side-by-side utility vehicle sales. Snowmobile unit volume increased 14%, ATV unit volume increased 16%, and parts, garments and accessories (PG&A) sales increased $1.2 million. Increases in snowmobile unit volume for the quarter were driven primarily by increased shipments of youth models. Increased ATV unit volume for the quarter resulted from sales of the new Prowler HDX utility model. PG&A sales increases during the quarter were primarily due to increased ATV parts, oil and snowmobile garment sales.

Cost of Goods Sold

	Three Months Ended June 30,
($ in thousands)	2011	Percent of Total Sales	2010	Percent of Total Sales	Change 2011 vs. 2010
Snowmobile & ATV units	$49,129	65.5%	$42,249	66.6%	16.3%
Parts, garments & accessories	11,526	15.4%	10,398	16.4%	10.8%

Total Cost of Goods Sold	$60,655	80.9%	$52,647	83.0%	15.2%

During the first quarter of fiscal 2012, cost of sales increased 15.2% to $60.7 million from $52.6 million for the first quarter of fiscal 2011. Fiscal 2012 snowmobile and ATV unit cost of sales increased 16.3% to $49.1 million from $42.2 million directionally in line with increases in unit sales during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The first quarter of fiscal 2012 cost of sales for PG&A increased 10.8% to $11.5 million from $10.4 million in line with increased sales and increased freight, packaging and product costs.

Gross Profit

	Three Months Ended June 30,
($ in thousands)	2011	2010	Change 2011 vs. 2010
Gross Profit Dollars	$14,275	$10,759	32.7%
Percentage of Sales	19.1%	17.0%	2.1%

Gross profit increased 32.7% to $14.3 million in the first quarter of fiscal 2012 from $10.8 million in the first quarter of fiscal 2011. The gross profit percentage for the first quarter of fiscal 2012 increased to 19.1% versus 17.0% in 2011. The increases in the quarterly 2012 gross profit percentages were primarily due to higher margins as a result of product cost reductions, price increases, favorable Canadian currency exchange rates and lower sales incentives.

Operating Expenses

	Three Months Ended June 30,
($ in thousands)	2011	2010	Change 2011 vs. 2010
Selling & Marketing	$6,085	$6,287	(3.2)%
Research & Development	4,002	3,225	24.1%
General & Administrative	7,784	8,152	(4.5)%

Total Operating Expenses	$17,871	$17,664	1.2%

Percentage of Sales	23.9%	27.9%

Selling and Marketing expenses decreased 3.2% to $6.1 million in the first quarter of fiscal 2012 from $6.3 million in the first quarter of fiscal 2011, primarily due to timing of expenses. Research and Development expenses increased 24.1% to $4.0 million in the first quarter of fiscal 2012 compared to $3.2 million in the first quarter of fiscal 2011 due primarily to higher product development expenses. General and Administrative expenses decreased 4.5% to $7.8 million in the first quarter of fiscal 2012 from $8.2 million in the first quarter of fiscal 2011 due primarily to lower stock based compensation expenses.

Other Income / Expense

We had $25,000 in interest income in the first quarter of fiscal 2012 compared to $18,000 in the first quarter of fiscal 2011. Interest expense decreased to $2,000 in the first quarter of fiscal 2012 from $3,000 in the first quarter of fiscal 2011. Interest income was primarily affected by higher cash levels throughout the first quarter compared to last year.

Liquidity and Capital Resources

The seasonality of our snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production and commencement of shipments late in the first quarter have resulted in significant fluctuations in our working capital requirements. Historically, we have financed our working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Our cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when our snowmobile and ATV production cycles begin in the spring. Accounts receivable decreased to $32.6 million at June 30, 2011 from $34.7 million at June 30, 2010. The accounts receivable balance at March 31, 2011 was $23.7 million. The increase in our accounts receivable balance as of June 30, 2011 compared to March 31, 2011 is due to the seasonality of our snowmobile, ATV and PG&A businesses. Inventory was $86.5 million at June 30, 2011 compared to $88.1 million at June 30, 2010 and $61.5 million at March 31, 2011. During the three months ended June 30, 2011, we repurchased $1.9 million of our common shares. Cash and short-term investments were $99.3 million and $58.6 million at June 30, 2011 and 2010, respectively and $125.1 million at March 31, 2011. Our investment objectives are first, safety of principal and second, rate of return.

We believe current available cash and cash generated from operations together with working capital financing through our available line of credit will provide sufficient funds to finance operations on a short and long-term basis.

Line of Credit

We operate under a multi-year senior secured credit agreement that allows borrowings of up to $60 million for working capital during June through November and up to $35 million during December through May. We were in compliance with the terms of the credit agreement as of June 30, 2011.

Dealer Floorplan Financing

We entered into a multi-year agreement in October 2009 for GE Commercial Distribution Finance to become the exclusive provider of floorplan financing for our U.S. dealers.

In August 2010, we entered into an agreement with a Canadian subsidiary of TCF Bank to become the exclusive provider of floorplan financing for our Canadian dealers. The new multi-year financing program replaced our previous financing agreement with Textron Financial Corporation.

Certain Information Concerning Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Significant Accounting Policies

See our most recent Annual Report on Form 10-K for the year ended March 31, 2011 for a discussion of our critical accounting policies.

In June 2011, the FASB released Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income. The update enhances the presentation of comprehensive income by requiring presentation either in a single statement of comprehensive income or in two consecutive statements. The update requires presentation of each component of net income and other comprehensive income, along with total net income, total other comprehensive income, and total comprehensive income. ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of the update is not expected to have a significant effect on the consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” and other expressions that indicate future events and trends identify forward-looking statements, including statements related to future product shipments, sales growth expectations, industry conditions, our sales outlook for fiscal year 2012 and the sufficiency of available funds to finance future operations. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix and volume; competitive pressure on sales, pricing and sales incentives; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines; interruption of dealer floorplan financing; warranty expenses and product recalls; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of reserves or insured amounts; environmental and product safety regulatory activity; effects of the weather; general economic conditions and political changes, interest rate changes and consumer demand and confidence. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2011. As of June 30, 2011, we have notional Canadian dollar denominated cash flow hedges of approximately $118.7 million (USD) with a weighted average contract exchange rate of 98.6 USD to CAD. The fair values of the Canadian dollar contracts at June 30, 2011, represent an unrealized loss of $2,289,000. A ten percent fluctuation in the currency rates as of June 30, 2011 would have resulted in a change in the fair value of the Canadian dollar hedge contracts of approximately $13,187,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged. As of June 30, 2011, we had no Japanese Yen denominated cash flow hedges.

Information regarding inflation, foreign currency exchange rates and interest rates is discussed within “Quantitative and Qualitative Disclosures About Market Risk, Foreign Exchange Rates and Interest Rates” and Footnote A to the Financial Statements in the Company’s 2011 Annual Report on Form 10-K. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and is not deemed to be significant.

Item 4.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in internal controls over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30	119,087	$16.03	119,087	338,000	(2)

May 1 – May 31	—	—	—	395,000	(2)

June 1 – June 30	—	—	—	422,000	(2)

Total	119,087	$16.03	119,087	422,000	(2)

(1)	In January 2008, the Company’s Board of Directors approved a $10,000,000 share repurchase program. The share repurchase program does not have an expiration date.
(2)	Number of shares purchasable at closing price of the Company’s common stock on the last trading day of the month.

Item 6.	Exhibits

Exhibit Number	Description

3 (a)	Amended and Restated Articles of Incorporation of the Company	(1)

3 (b)	Restated By-Laws of the Company	(2)

4 (a)	Form of specimen common stock certificate	(2)

4 (b)	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A., dated September 17, 2001	(3)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(4)

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(4)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(4)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(4)

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.	(5)

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(2)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984), and with respect to exhibit 3(b), as amended by the Company’s Current Report on Form 8-K filed on December 19, 2007.
(3)	Incorporated herein by reference to Exhibit 1 to the Company’s Registration on Form 8-A filed on September 20, 2001.
(4)	Filed with this Quarterly Report on Form 10-Q.
(5)	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date:	August 9, 2011	By	/s/ Claude J. Jordan
Claude J. Jordan
Chief Executive Officer

Date:	August 9, 2011	By	/s/ Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer