Form 10-Q
period 2011-09-30
ARCTIC CAT INC
filed 2011-11-09
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011

or

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

At November 3, 2011, 12,191,149 shares of Common Stock and 6,102,000 shares of Class B Common Stock of the registrant were outstanding.

Part I–FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	March 31,
	2011	2011
ASSETS
Current Assets
Cash and cash equivalents	$41,060,000	$14,700,000
Short-term investments	55,504,000	110,413,000
Accounts receivable, less allowances	96,030,000	23,732,000
Inventories	103,649,000	61,478,000
Prepaid expenses	1,844,000	4,048,000
Deferred income taxes	16,868,000	17,669,000

Total current assets	314,955,000	232,040,000
Property and Equipment
Machinery, equipment and tooling	202,174,000	195,189,000
Land, buildings and improvements	29,099,000	28,924,000

	231,273,000	224,113,000
Less accumulated depreciation	190,723,000	184,883,000

	40,550,000	39,230,000
Other Assets	1,657,000	1,636,000

	$357,162,000	$272,906,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$87,758,000	$41,666,000
Accrued expenses	49,884,000	44,398,000
Income taxes payable	12,751,000	1,380,000

Total current liabilities	150,393,000	87,444,000
Deferred Income Taxes	1,856,000	2,426,000
Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding: 12,191,149 at September 30, 2011 and 12,199,271 at March 31, 2011	122,000	122,000
Class B common stock, par value $.01; 7,560,000 shares authorized; shares issued and outstanding: 6,102,000 at September 30, 2011 and at March 31, 2011	61,000	61,000
Additional paid-in-capital	8,305,000	7,280,000
Accumulated other comprehensive loss	(155,000)	(1,920,000)
Retained earnings	196,580,000	177,493,000

Total shareholders’ equity	204,913,000	183,036,000

	$357,162,000	$272,906,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net Sales
Snowmobile & ATV units	$173,459,000	$148,166,000	$228,719,000	$193,104,000
Parts, garments & accessories	31,370,000	27,646,000	51,040,000	46,114,000

Total net sales	204,829,000	175,812,000	279,759,000	239,218,000
Cost of goods sold
Snowmobile & ATV units	128,843,000	107,280,000	177,972,000	149,529,000
Parts, garments & accessories	18,837,000	17,274,000	30,363,000	27,672,000

Total cost of goods sold	147,680,000	124,554,000	208,335,000	177,201,000

Gross profit	57,149,000	51,258,000	71,424,000	62,017,000

Operating expenses

Selling & marketing	12,160,000	10,823,000	18,245,000	16,889,000
Research & development	3,821,000	3,647,000	7,823,000	6,872,000
General & administrative	8,245,000	9,407,000	16,029,000	17,780,000

Total operating expenses	24,226,000	23,877,000	42,097,000	41,541,000

Operating profit	32,923,000	27,381,000	29,327,000	20,476,000

Other income (expense)
Interest income	20,000	26,000	45,000	44,000
Interest expense	(4,000)	(7,000)	(6,000)	(10,000)

Total other income	16,000	19,000	39,000	34,000

Earnings before income taxes	32,939,000	27,400,000	29,366,000	20,510,000
Income tax expense	11,529,000	9,591,000	10,278,000	7,179,000

Net earnings	$21,410,000	$17,809,000	$19,088,000	$13,331,000

Net earnings per share
Basic	$1.18	$0.98	$1.05	$0.73

Diluted	$1.15	$0.97	$1.02	$0.72

Weighted average shares outstanding
Basic	18,220,000	18,214,000	18,220,000	18,202,000

Diluted	18,668,000	18,320,000	18,654,000	18,404,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$19,088,000	$13,331,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,416,000	8,244,000
Deferred income taxes	(1,950,000)	(2,550,000)
Stock based compensation expense	1,374,000	2,535,000
Changes in operating assets and liabilities:
Trading securities	54,909,000	(1,354,000)
Accounts receivable, less allowances	(68,490,000)	(41,127,000)
Inventories	(42,980,000)	(14,505,000)
Prepaid expenses	2,200,000	1,765,000
Accounts payable	41,607,000	28,932,000
Accrued expenses	5,620,000	9,180,000
Income taxes	11,294,000	8,753,000

Net cash provided by operating activities	29,088,000	13,204,000
Cash flows from investing activities:
Purchases of property and equipment	(7,805,000)	(3,234,000)

Net cash used in investing activities	(7,805,000)	(3,234,000)
Cash flows from financing activities:
Checks written in excess of bank balance	5,999,000	—
Proceeds from short-term borrowings	22,266,000	—
Payments on short-term borrowings	(22,266,000)	—
Proceeds from issuance of common stock	845,000	207,000
Tax benefit from stock based awards	715,000	526,000
Repurchase of common stock	(1,909,000)	(2,419,000)

Net cash provided by (used in) financing activities	5,650,000	(1,686,000)
Effect of exchange rate changes on cash and cash equivalents	(573,000)	167,000

Net increase in cash and cash equivalents	26,360,000	8,451,000
Cash and cash equivalents at beginning of period	14,700,000	31,811,000

Cash and cash equivalents at end of period	$41,060,000	$40,262,000

Supplemental disclosure of cash payments for:
Income taxes	$257,000	$469,000

Interest	$6,000	$10,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2011, and the results of operations and the cash flows for the three month and six month periods ended September 30, 2011 and 2010. Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2011 is derived from the audited balance sheet as of that date.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

Certain fiscal 2011 amounts have been reclassified to conform to the fiscal 2012 financial statement presentation. The reclassification had no effect on previously reported operating results.

NOTE B – STOCK BASED COMPENSATION

At September 30, 2011, the Company had stock based compensation plans, all previously approved by the shareholders. Stock options, restricted stock units and restricted stock awards granted under these plans generally vest ratably over one to three years of service. Stock options have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined in the plans. At September 30, 2011, the Company had 2,863,622 shares available for future grant under its stock option plans.

At September 30, 2011, the Company had $2,529,000 of unrecognized compensation costs related to non-vested stock options, restricted stock units and restricted stock awards that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended September 30, 2011 and 2010, the Company recorded stock based compensation expense of $431,000 and $698,000 and for the six months ended September 30, 2011 and 2010, the Company recorded stock based compensation expense of $1,374,000 and $2,535,000, which has been included in selling, general and administrative expenses. The Company’s total stock based compensation related expense reduced both basic and diluted earnings per share by $0.02 for each of the three months ended September 30, 2011, and 2010, respectively and by $0.05 and $0.09 for the six months ended September 30, 2011 and 2010, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to estimate the fair value of options granted during the six months ended September 30, 2011.

Dividend Yield: 1%

Average Term: 5 years

Volatility: 42%

Risk free rate of return: 2.1%

Option transactions under the plans during the six months ended September 30, 2011 are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2011	3,300,453	$14.65
Granted	247,295	15.77
Exercised	(83,439)	10.12
Cancelled	(85,000)	15.33

Outstanding at September 30, 2011	3,379,309	$14.83	5.53	$8,262,000

Exercisable at September 30, 2011	2,742,086	$15.53	4.79	$6,236,000

The aggregate intrinsic value is based on the difference between the exercise price and the Company’s September 30, 2011 common share market value for in-the-money options.

The following tables summarize information concerning currently outstanding and exercisable stock options at September 30, 2011.

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life in years	Weighted- Average Exercise Price
$4.16–6.11	31,157	2.21	$4.53
6.26–9.38	451,467	7.53	6.38
9.57–13.33	1,030,312	6.81	10.32
14.68–21.96	1,645,373	4.62	18.43
27.69	221,000	2.77	27.69

	3,379,309	5.53	$14.83

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price
$4.16–6.11	31,157	$4.53
6.26–9.38	311,604	6.44
9.57–13.33	794,047	10.19
14.68–21.96	1,384,278	18.94
27.69	221,000	27.69

	2,742,086	$15.53

The Company’s stock option plan provides for grants of restricted common stock and restricted stock units to executives and key employees of the Company. The restricted common stock and restricted stock units are valued based on the Company’s market value of common stock on the date of grant and the amount of any award is expensed over the requisite service period which approximates two to three years. If grantees are retirement eligible and awards would either fully vest upon retirement or continue to vest after retirement, the full amount of the related expense is recognized upon grant. At September 30, 2011, the Company had 100,899 shares of restricted common stock issued and outstanding under the plan and 35,729 unvested restricted stock units outstanding. The restricted shares have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

Restricted stock awards and restricted stock units under the plans during the six months ended September 30, 2011 are summarized as follows:

	Restricted Stock	Restricted Stock Units
Outstanding at March 31, 2011	222,036	—
Awarded	29,276	35,729
Vested	(148,663)	—
Forfeited	(1,750)	—

Outstanding at September 30, 2011	100,899	35,729

NOTE C – NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 1,852,573 and 2,846,833 shares of common stock with weighted average exercise prices of $19.56 and $16.03 outstanding during the three months ended September 30, 2011 and 2010, respectively, and options to purchase 1,901,973 and 2,297,531 shares of common stock with weighted average exercise prices of $19.45 and $17.42 outstanding during the six months ended September 30, 2011 and 2010, respectively, were excluded from the computation of common share equivalents because they were anti-dilutive as the per share exercise prices exceeded the per share market value.

NOTE D – SHORT-TERM INVESTMENTS

Trading securities consists of $55,504,000 and $110,413,000, invested in various money market funds at September 30, 2011, and March 31, 2011, respectively.

NOTE E – INVENTORIES

Inventories consist of the following:

	September 30, 2011	March 31, 2011
Raw materials and sub-assemblies	$41,934,000	$17,602,000
Finished goods	34,490,000	22,722,000
Parts, garments and accessories	27,225,000	21,154,000

	$103,649,000	$61,478,000

NOTE F – LINE OF CREDIT

The Company entered into a $60,000,000 senior secured revolving bank agreement in November 2009 for documentary and stand-by letters of credit, working capital needs and general corporate purposes. The Company may borrow up to $60,000,000 during June through November and up to $35,000,000 during December through May. Borrowings under the line of credit bear interest at the greater of the following rates: the prime rate, the federal funds rate plus 0.50% or LIBOR for a 30 day interest period plus 1.00%. As of September 30, 2011 the effective rate was 5.00%. All borrowings are collateralized by substantially all of the Company’s assets including all real estate, accounts receivable and inventory. No borrowings from the line of credit were outstanding at September 30, 2011 and March 31, 2011. The outstanding letters of credit balances were $21,040,000 and $23,323,000 at

September 30, 2011 and 2010, respectively. The issued letters of credit outstanding, as of September 30, 2011 and 2010, included $18,013,000 and $10,040,000, respectively, issued to Suzuki Motor Corporation (Suzuki) for engine and service parts purchases. Borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the terms of the credit agreement as of September 30, 2011.

NOTE G – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2011	March 31, 2011
Marketing	$13,291,000	$9,395,000
Compensation	6,700,000	7,581,000
Warranties	16,141,000	14,049,000
Insurance	10,484,000	9,662,000
Other	3,268,000	3,711,000

	$49,884,000	$44,398,000

NOTE H – PRODUCT WARRANTIES

The Company generally provides a limited warranty from the date of consumer registration for twelve months to the owner of snowmobiles and for six months on ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims become known or the amounts are determinable. The following represents changes in the Company’s accrued warranty liability for the six month periods ended September 30:

	2011	2010
Balance at April 1	$14,049,000	$14,077,000
Warranty provision	5,107,000	4,423,000
Warranty claim payments	(3,015,000)	(2,974,000)

Balance at September 30	$16,141,000	$15,526,000

NOTE I – SHAREHOLDERS’ EQUITY

Share Repurchase Authorizations

During the six months ended September 30, 2011, the Company repurchased $1,909,000 or 119,087 shares of common stock under the program approved by the Board of Directors, all of which occurred during the three months ended June 30, 2011. At September 30, 2011, the Company has remaining authorization to repurchase up to $5,672,000 of its common stock or approximately 391,000 shares based on the per share closing price of $14.49 as of September 30, 2011.

Additional Paid-in-Capital

During the six months ended September 30, 2011 and 2010, the Company recorded increases to additional paid-in-capital of $1,374,000 and $2,535,000, respectively, related to stock based compensation.

Accumulated Other Comprehensive Income (Loss)

The components of the changes in accumulated other comprehensive income (loss), net of taxes, during the following periods were as follows:

	Six Months Ended September 30,
	2011	2010
Balance at beginning of period	$(1,920,000)	$(2,382,000)
Unrealized gain on derivative instruments, net of tax	3,559,000	145,000
Foreign currency translation adjustment	(1,794,000)	396,000

Balance at end of period	$(155,000)	$(1,841,000)

Other comprehensive income (loss) was as follows:

	Six Months Ended September 30,
	2011	2010
Net income	$19,088,000	$13,331,000
Unrealized gain on derivative instruments, net of tax	3,559,000	145,000
Foreign currency translation adjustment	(1,794,000)	396,000

Total Other Comprehensive Income	$20,853,000	$13,872,000

Note J – COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At September 30, 2011, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $74,009,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

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

NOTE K – FAIR VALUE MEASUREMENTS

As of September 30, 2011, the Company’s foreign currency contract fair value was an asset totaling $4,284,000 and considered a Level 2 measurement. As of March 31, 2011, the Company’s foreign currency contract fair value was a liability totaling $1,456,000 and considered a Level 2 measurement.

NOTE L – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income. The new guidance enhances the presentation of comprehensive income by requiring presentation either in a single statement of comprehensive income or in two consecutive statements. The new guidance requires presentation of each component of net income and other comprehensive income, along with total net income, total other comprehensive income, and total comprehensive income. ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have a significant effect on the consolidated financial statements.

NOTE M – CASH AND CASH EQUIVALENTS

The Company includes checks issued but not presented for payment in cash and cash equivalents as a reduction of other cash balances unless checks written are in excess of the bank balance. As of September 30, 2010 and March 31, 2011, the Company had no checks written in excess of bank balances. As of September 30, 2011, the Company had $5,999,000 of checks written in excess of bank balances which were classified as accounts payable on the balance sheet and included in the statement of cash flows for the six months ended September 30, 2011 as a financing activity.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arctic Cat Inc., a Minnesota corporation, (the “Company” or “Arctic Cat,” or “we” “our” or “us”), is based in Thief River Falls, Minnesota with principal executive offices in Plymouth, Minnesota. We operate in a single industry segment and design, engineer, manufacture and market snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat® brand name, as well as related parts, garments and accessories (PG&A). We market our products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, South America, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for 50 years and is among the most widely recognized and respected names in the motorsports industry. Our common stock trades on the NASDAQ Global Select Market under the symbol ACAT.

Executive Overview

The following discussion pertains to our results of operations and financial position for the quarter and six month period ended September 30, 2011. Due to the seasonality of the snowmobile, ATV and PG&A businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the full year.

For the second quarter ended September 30, 2011, we reported net sales of $204.8 million and net earnings of $ 21.4 million, or $1.15 per diluted share, compared to second quarter ended September 30, 2010 net sales of $175.8 million and net earnings of $17.8 million, or $0.97 per diluted share. An increase in net sales for all product lines and a 180 basis point improvement in operating expenses as a percent of sales contributed to improved quarterly results compared to the same period in the prior year. For the six months ended September 30, 2011, we reported net sales of $279.8 million and net earnings of $19.1 million, or $1.02 per diluted share, compared to net sales of $239.2 million and net earnings of $13.3 million, or $0.72 per diluted share, for the same period last year.

Sales of our ATVs outperformed the industry during the first half of the fiscal year and we gained market share in North America. During the second quarter we began to roll out our first entry into the growing sport side-by-side market with our new Wildcat model, and we remain on track to ship this off-road vehicle to dealers in fiscal 2012. Looking ahead, despite our expectation that North American ATV retail sales will decline 10 to 15 percent, we expect continued growth in fiscal 2012 in our ATV business, due to the competitive strength of our core ATV and Prowler side-by-side vehicle offerings, and the growth potential for the Wildcat sport side-by-side model.

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

For the fiscal year ending March 31, 2012, we now anticipate sales in the range of $530 million to $545 million, an increase of 14 percent to 17 percent versus fiscal 2011. We estimate that fiscal 2012 earnings will increase 57 percent to 64 percent and be in the range of $1.10 to $1.15 per diluted share. Previously, we expected sales in the range of $520 million to $530 million for fiscal 2012 and earnings per diluted share in the range of $0.94 to $1.00 per diluted share.

Results of Operations

Product Line Sales

	Three Months Ended September 30,					Six Months Ended September 30,
($ in millions)	2011	Percent of Total Sales	2010	Percent of Total Sales	Change 2011 vs 2010	2011	Percent of Total Sales	2010	Percent of Total Sales	Change 2011 vs 2010
Snowmobile	$114.7	56%	$91.5	52%	25%	$132.0	47%	$108.6	46%	22%
ATV	58.7	29%	56.6	32%	4%	96.7	35%	84.5	35%	14%
Parts, garments & accessories	31.4	15%	27.7	16%	13%	51.1	18%	46.1	19%	11%

Net Sales	$204.8	100%	$175.8	100%	17%	$279.8	100%	$239.2	100%	17%

During the second quarter of fiscal 2012, net sales increased 17% to $204.8 million from $175.8 million in the second quarter of fiscal 2011 primarily due to sales increases for all product lines. Snowmobile unit volume increased 36%, ATV unit volume increased 13%, and parts, garments and accessories sales increased $3.7 million. Net sales for the six months ended September 30, 2011 increased 17% to $279.8 million from $239.2 million for the same period in fiscal 2011. Snowmobile unit volume increased 32%, ATV unit volume increased 14%, and parts, garments and accessories sales increased $5.0 million. Increases in snowmobile unit volume for the quarter and year-to-date were driven primarily by increased shipments of our extensive new 2012 snowmobile line-up. Increased ATV unit volume for the quarter and year-to-date resulted from increased international sales. PG&A sales increases during the quarter and year-to-date were primarily due to increased preseason snowmobile parts, garments and accessories sales.

Cost of Goods Sold

	Three Months Ended September 30,					Six Months Ended September 30,
($ in millions)	2011	Percent of Total Sales	2010	Percent of Total Sales	Change 2011 vs 2010	2011	Percent of Total Sales	2010	Percent of Total Sales	Change 2011 vs 2010
Snowmobile & ATV units	$128.9	62.9%	$107.3	61.0%	20.1%	$178.0	63.6%	$149.5	62.5%	19.1%
Parts, garments & accessories	18.8	9.2%	17.3	9.8%	8.7%	30.3	10.8%	27.7	11.6%	9.4%

Total Cost of Goods Sold	$147.7	72.1%	$124.6	70.8%	18.5%	$208.3	74.4%	$177.2	74.1%	17.6%

During the second quarter of fiscal 2012, cost of sales increased 18.5% to $147.7 million from $124.6 million for the second quarter of fiscal 2011. Fiscal 2012 snowmobile and ATV unit cost of sales increased 20.1% to $128.9 million from $107.3 million directionally in line with increases in unit sales during the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. The second quarter of fiscal 2012 cost of sales for PG&A increased 8.7% to $18.8 million from $17.3 million for the second quarter of fiscal 2011, in line with increased sales and increased freight, packaging and product costs. During the first six months of fiscal 2012 cost of sales increased 17.6% to $208.3 million from $177.2 million for the first six months of fiscal 2011. Fiscal 2012 snowmobiles and ATV unit cost of sales for the first six months increased 19.1% to $178.0 million from $149.5 million due to the higher product and freight costs during the period compared to the same period of fiscal 2011. The first six months of fiscal 2012 cost of sales for PG&A increased 9.4% to $30.3 million compared to $27.7 million for fiscal 2011, in line with increased sales.

Gross Profit

	Three Months Ended September 30,			Six Months Ended September 30,
($ in millions)	2011	2010	Change 2011 vs 2010	2011	2010	Change 2011 vs 2010
Gross Profit Dollars	$57.1	$51.3	11.3%	$71.4	$62.0	15.2%
Percentage of Sales	27.9%	29.2%		25.5%	25.9%

Gross profit increased 11.3% to $57.1 million in the second quarter of fiscal 2012 from $51.3 million in the second quarter of fiscal 2011. The gross profit percentage for the second quarter of fiscal 2012 decreased to 27.9% versus 29.2% in 2011. Gross profit increased 15.2% to $71.4 million in the first six months of fiscal 2012 from $62.0 million in the first six months of fiscal 2011. The gross profit percentage for the first six months of fiscal 2012 decreased to 25.5% versus 25.9% in 2011. The decreases in the quarterly and year-to-date 2012 gross profit percentages were primarily due to sales incentives on early season snowmobile sales, increased international shipments and product mix.

Operating Expenses

	Three Months Ended September 30,			Six Months Ended September 30,
($ in millions)	2011	2010	Change 2011 vs 2010	2011	2010	Change 2011 vs 2010
Selling & Marketing	$12.2	$10.8	13.0%	$18.3	$16.9	8.3%
Research & Development	3.8	3.7	2.7%	7.8	6.9	13.0%
General & Administrative	8.2	9.4	(12.8)%	16.0	17.8	(10.1)%

Total Operating Expenses	$24.2	$23.9	1.3%	$42.1	$41.6	1.2%

Percentage of Sales	11.8%	13.6%		15.0%	17.4%

Selling and Marketing expenses increased 13.0% to $12.2 million in the second quarter of fiscal 2012 from $10.8 million in the second quarter of fiscal 2011, primarily due to increased advertising expenses. Research and Development expenses increased 2.7% to $3.8 million in the second quarter of fiscal 2012 compared to $3.7 million in the second quarter of fiscal 2011 due primarily to higher product development expenses. General and Administrative expenses decreased 12.8% to $8.2 million in the second quarter of fiscal 2012 from $9.4 million in the second quarter of fiscal 2011 due primarily to lower compensation and legal costs offset by higher Canadian hedge costs. Selling and Marketing expenses increased 8.3% to $18.3 million in the first six months of fiscal 2012 from $16.9 million in the same period of fiscal 2011, primarily due to higher advertising expenses. Research and Development expenses increased 13.0% to $7.8 million in the first six months of fiscal 2012 compared to $6.9 million in the same period of fiscal 2011, due primarily to higher development expenses. General and Administrative expenses decreased 10.1% to $16.0 million in the first six months of fiscal 2012 from $17.8 million in the same period of fiscal 2011, primarily due to lower compensation and legal costs offset by higher international administrative expenses and higher Canadian hedge costs.

Other Income / Expense

We had $20,000 in interest income in the second quarter of fiscal 2012 compared to $26,000 in the second quarter of fiscal 2011. Interest expense decreased to $4,000 in the second quarter of fiscal 2012 from $7,000 in the second quarter of fiscal 2011. Interest income increased to $45,000 in the first six months of fiscal 2012 from $44,000 in the same period of fiscal 2011. Interest expense decreased to $6,000 in the first six months of fiscal 2012 from $10,000 in fiscal 2011. Interest income was primarily affected by higher cash levels at the beginning of the fiscal year compared to last year. Interest expense is lower at the beginning of the fiscal year primarily driven by reduced inventory levels.

Liquidity and Capital Resources

The seasonality of our snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production and commencement of shipments late in the first quarter have resulted in significant fluctuations in our working capital requirements. Historically, we have financed our working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Our cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when our snowmobile and ATV production cycles begin in the spring. Accounts receivable increased to $96.0 million at September 30, 2011 from $70.5 million at September 30, 2010. The accounts receivable balance at March 31, 2011 was $23.7 million. The increase in our accounts receivable balance as of September 30, 2011 compared to March 31, 2011 is due to the seasonality of our snowmobile, ATV and PG&A businesses. Inventory was $103.6 million at September 30, 2011 compared to $95.9 million at September 30, 2010 and $61.5 million at March 31, 2011. During the six months ended September 30, 2011, we repurchased $1.9 million of our common shares. Cash and short-term investments were $96.6 million and $80.9 million at September 30, 2011 and 2010, respectively and $125.1 million at March 31, 2011. Our investment objectives are first, safety of principal, and second, rate of return.

We believe current available cash and cash generated from operations together with working capital financing through our available line of credit will provide sufficient funds to finance operations on a short and long-term basis.

Line of Credit

We operate under a multi-year senior secured credit agreement that allows borrowings of up to $60 million for working capital during June through November and up to $35 million during December through May. We were in compliance with the terms of the credit agreement as of September 30, 2011.

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

Certain Information Concerning Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Significant Accounting Policies

See our most recent Annual Report on Form 10-K for the year ended March 31, 2011 for a discussion of our critical accounting policies.

In June 2011, the FASB released Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income. The new guidance enhances the presentation of comprehensive income by requiring presentation either in a single statement of comprehensive income or in two consecutive statements. The new guidance requires presentation of each component of net income and other comprehensive income, along with total net income, total other comprehensive income, and total comprehensive income. ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of the update is not expected to have a significant effect on the consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” and other expressions that indicate future events and trends identify forward-looking statements, including statements related to future product shipments, sales growth expectations, industry conditions, our sales outlook for fiscal year 2012, our estimated earnings for fiscal year 2012, and the sufficiency of available funds to finance future operations. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix and volume; competitive pressure on sales, pricing and sales incentives; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines; interruption of dealer floorplan financing; warranty expenses and product recalls; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of reserves or insured amounts; environmental and product safety regulatory activity; effects of the weather; general economic conditions and political changes, interest rate changes and consumer demand and confidence. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2011. As of September 30, 2011, we have notional Canadian dollar denominated cash flow hedges of approximately $74.4 million (USD) with a weighted average contract exchange rate of 98.7 USD to CAD. The fair values of the Canadian dollar contracts at September 30, 2011 represent an unrealized gain of $4,284,000. A ten percent fluctuation in the currency rates as of September 30, 2011 would have resulted in a change in the fair value of the Canadian dollar hedge contracts of approximately $8,270,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged. As of September 30, 2011, we had no Japanese Yen denominated cash flow hedges.

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

Item 4.     Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – FINANCIAL INFORMATION

Item 6. Exhibits

Exhibit Number	Description

3 (a)	Amended and Restated Articles of Incorporation of the Company	(1)

3 (b)	Restated By-Laws of the Company	(2)

4 (a)	Form of specimen common stock certificate	(2)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(3)

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(3)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(3)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(3)

101	Financial statements from the quarterly report (4) on Form 10-Q of the Company for the quarter ended September 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.	(4)

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(2)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984), and with respect to exhibit 3(b), as amended by the Company’s Current Report on Form 8-K filed on December 19, 2007.
(3)	Filed with this Quarterly Report on Form 10-Q.
(4)	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date: November 9, 2011	By	/s/ Claude J. Jordan
Claude J. Jordan
Chief Executive Officer

Date: November 9, 2011	By	/s/ Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer