Form 10-Q
period 2011-12-31
ARCTIC CAT INC
filed 2012-02-09
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2011 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-18607

ARCTIC CAT INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 North Highway 169 Suite 1000 Plymouth, Minnesota	55441
(Address of principal executive offices)	(Zip Code)

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

At February 6, 2012, 12,646,290 shares of Common Stock of the registrant were outstanding.

Part I—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2011	March 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$31,848,000	$14,700,000
Short-term investments	44,448,000	110,413,000
Accounts receivable, less allowances	52,187,000	23,732,000
Inventories	87,867,000	61,478,000
Prepaid expenses	1,808,000	4,048,000
Deferred income taxes	19,662,000	17,669,000

Total current assets	237,820,000	232,040,000

Property and Equipment
Machinery, equipment and tooling	204,369,000	195,189,000
Land, buildings and improvements	29,099,000	28,924,000

	233,468,000	224,113,000
Less accumulated depreciation	193,754,000	184,883,000

	39,714,000	39,230,000

Other Assets	1,673,000	1,636,000

	$279,207,000	$272,906,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$59,597,000	$41,666,000
Accrued expenses	57,904,000	44,398,000
Income taxes payable	17,393,000	1,380,000

Total current liabilities	134,894,000	87,444,000

Deferred Income Taxes	2,086,000	2,426,000

Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock—Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding: 12,374,412 at December 31, 2011 and 12,199,271 at March 31, 2011	124,000	122,000
Class B common stock, par value $.01; Shares authorized: none at December 31, 2011 and 7,560,000 at March 31, 2011; shares issued and outstanding: none at December 31, 2011 and 6,102,000 at March 31, 2011	—	61,000
Additional paid-in-capital	11,556,000	7,280,000
Accumulated other comprehensive loss	(3,443,000)	(1,920,000)
Retained earnings	133,990,000	177,493,000

Total shareholders’ equity	142,227,000	183,036,000

	$279,207,000	$272,906,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2011	2010	2011	2010
Net Sales
Snowmobile & ATV units	$179,659,000	$126,381,000	$408,378,000	$319,485,000
Parts, garments & accessories	27,363,000	25,595,000	78,403,000	71,709,000

Total net sales	207,022,000	151,976,000	486,781,000	391,194,000
Cost of goods sold
Snowmobile & ATV units	142,541,000	104,723,000	320,513,000	254,252,000
Parts, garments & accessories	16,704,000	14,521,000	47,067,000	42,193,000

Total cost of goods sold	159,245,000	119,244,000	367,580,000	296,445,000

Gross profit	47,777,000	32,732,000	119,201,000	94,749,000

Operating expenses
Selling & marketing	10,186,000	8,891,000	28,431,000	25,780,000
Research & development	4,773,000	3,850,000	12,596,000	10,722,000
General & administrative	6,635,000	7,774,000	22,664,000	25,554,000

Total operating expenses	21,594,000	20,515,000	63,691,000	62,056,000

Operating profit	26,183,000	12,217,000	55,510,000	32,693,000

Other income (expense)
Interest income	23,000	28,000	68,000	72,000
Interest expense	(1,000)	(1,000)	(7,000)	(11,000)

Total other income	22,000	27,000	61,000	61,000

Earnings before income taxes	26,205,000	12,244,000	55,571,000	32,754,000
Income tax expense	9,177,000	2,982,000	19,455,000	10,161,000

Net earnings	$17,028,000	$9,262,000	$36,116,000	$22,593,000

Net earnings per share
Basic	$0.96	$0.51	$2.00	$1.24

Diluted	$0.92	$0.50	$1.94	$1.22

Weighted average shares outstanding
Basic	17,721,000	18,236,000	18,054,000	18,214,000

Diluted	18,489,000	18,644,000	18,633,000	18,484,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$36,116,000	$22,593,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,217,000	13,037,000
Deferred income taxes	(3,132,000)	(5,212,000)

Stock based compensation expense	1,689,000	2,869,000
Changes in operating assets and liabilities:
Trading securities	65,965,000	(40,278,000)
Accounts receivable, less allowances	(28,469,000)	(21,477,000)
Inventories	(27,905,000)	4,957,000
Prepaid expenses	2,231,000	1,808,000
Accounts payable	19,541,000	(695,000)
Accrued expenses	13,715,000	16,924,000
Income taxes	16,026,000	9,946,000

Net cash provided by operating activities	105,994,000	4,472,000

Cash flows from investing activities:
Purchases of property and equipment	(10,899,000)	(8,116,000)
Proceeds from the sale of assets	84,000	185,000

Net cash used in investing activities	(10,815,000)	(7,931,000)
Cash flows from financing activities:
Checks written in excess of bank balance	—	574,000
Proceeds from short-term borrowings	25,426,000	1,012,000
Payments on short-term borrowings	(25,426,000)	(1,012,000)
Proceeds from issuance of common stock	3,474,000	623,000
Tax benefit from stock based awards	1,025,000	608,000
Repurchase of common stock	(81,588,000)	(2,419,000)

Net cash used in financing activities	(77,089,000)	(614,000)
Effect of exchange rate changes on cash and cash equivalents	(942,000)	(197,000)

Net increase (decrease) in cash and cash equivalents	17,148,000	(4,270,000)
Cash and cash equivalents at beginning of period	14,700,000	31,811,000

Cash and cash equivalents at end of period	$31,848,000	$27,541,000

Supplemental disclosure of cash payments for:
Income taxes	$5,373,000	$4,838,000

Interest	$7,000	$11,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2011, and the results of operations and the cash flows for the three month and nine month periods ended December 31, 2011 and 2010. Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2011 is derived from the audited balance sheet as of that date.

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

NOTE B—STOCK BASED COMPENSATION

At December 31, 2011, the Company had stock based compensation plans, all previously approved by the shareholders. Stock options, restricted stock units and restricted stock awards granted under these plans generally vest ratably over one to three years of service. Stock options have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined in the plans. At December 31, 2011, the Company had 2,856,622 shares available for future grant under its stock option plans.

At December 31, 2011, the Company had $2,185,000 of unrecognized compensation costs related to non-vested stock options, restricted stock units and restricted stock awards that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended December 31, 2011 and 2010, the Company recorded stock based compensation expense of $315,000 and $334,000, respectively, and for the nine months ended December 31, 2011 and 2010, the Company recorded stock based compensation expense of $1,689,000 and $2,869,000, respectively, which has been included in selling, general and administrative expenses. The Company’s total stock based compensation related expense reduced both basic and diluted earnings per share by $0.01 for each of the three months ended December 31, 2011, and 2010, respectively and by $0.06 and $0.11 for the nine months ended December 31, 2011 and 2010, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to estimate the fair value of options granted during the nine months ended December 31, 2011.

Dividend Yield: 1%

Average Term: 5 years

Volatility: 42%

Risk free rate of return: 2.1%

Option transactions under the plans during the nine months ended December 31, 2011 are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2011	3,300,453	$14.65
Granted	254,295	15.71
Exercised	(266,702)	13.02
Cancelled	(135,000)	17.17

Outstanding at December 31, 2011	3,153,046	$14.76	5.37	$25,683,000

Exercisable at December 31, 2011	2,508,823	$15.52	4.57	$18,779,000

The aggregate intrinsic value is based on the difference between the exercise price and the Company’s December 31, 2011 common share market value for in-the-money options.

The following tables summarize information concerning currently outstanding and exercisable stock options at December 31, 2011.

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life in years	Weighted- Average Exercise Price
$4.16-6.11	31,157	1.96	$4.53
6.26-9.38	442,490	7.27	6.39
9.57-13.33	974,266	6.58	10.40
14.68-21.96	1,484,133	4.51	18.42
27.69	221,000	2.52	27.69

	3,153,046	5.37	$14.76

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price
$4.16-6.11	31,157	$4.53
6.26-9.38	302,627	6.45
9.57-13.33	731,001	10.24
14.68-21.96	1,223,038	19.00
27.69	221,000	27.69

	2,508,823	$15.52

The Company’s stock option plan provides for grants of restricted common stock and restricted stock units to executives and key employees of the Company. The restricted common stock and restricted stock units are valued based on the Company’s market value of common stock on the date of grant and the amount of any award is expensed over the requisite service period which approximates two to three years. If grantees are retirement eligible and awards would either fully vest upon retirement or continue to vest after retirement, the full amount of the related expense is recognized upon grant. At December 31, 2011, the Company had 100,899 shares of restricted common stock issued and outstanding under the plan and 35,729 unvested restricted stock units outstanding. The restricted shares have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

Restricted stock awards and restricted stock units under the plans during the nine months ended December 31, 2011 are summarized as follows:

	Restricted Stock	Restricted Stock Units
Outstanding at March 31, 2011	222,036	—
Awarded	29,276	35,729
Vested	(148,663)	—
Forfeited	(1,750)	—

Outstanding at December 31,2011	100,899	35,729

NOTE C-NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 722,980 and 1,690,278 shares of common stock with weighted average exercise prices of $22.84 and $19.90 outstanding during the three months ended December 31, 2011 and 2010, respectively, and options to purchase 1,508,975 and 2,095,113 shares of common stock with weighted average exercise prices of $19.99 and $18.09 outstanding during the nine months ended December 31, 2011 and 2010, respectively, were excluded from the computation of common share equivalents because they were anti-dilutive as the per share exercise prices exceeded the per share market value.

NOTE D-SHORT-TERM INVESTMENTS

Trading securities consists of $44,448,000 and $110,413,000, invested in various money market funds at December 31, 2011, and March 31, 2011, respectively.

NOTE E-INVENTORIES

Inventories consist of the following:

	December 31, 2011	March 31,2011
Raw materials and sub-assemblies	$25,611,000	$17,602,000
Finished goods	33,914,000	22,722,000
Parts, garments and accessories	28,342,000	21,154,000

	$87,867,000	$61,478,000

NOTE F-LINE OF CREDIT

The Company entered into a $60,000,000 senior secured revolving bank agreement in November 2009 for documentary and stand-by letters of credit, working capital needs and general corporate purposes. The Company may borrow up to $60,000,000 during June through November and up to $35,000,000 during December through May. Borrowings under the line of credit bear interest at the greater of the following rates: the prime rate, the federal funds rate plus 0.50% or LIBOR for a 30 day interest period plus 1.00%. As of December 31, 2011 the effective rate was 4.50%. All borrowings are collateralized by substantially all of the Company’s assets including all real estate, accounts receivable and inventory. No borrowings from the line of credit were outstanding at December 31, 2011 and March 31, 2011. The outstanding letters of credit balances were $7,682,000 and

$3,232,000 at December 31, 2011 and 2010, respectively. The issued letters of credit outstanding, as of December 31, 2011 and 2010, included $4,726,000 and $515,000, respectively, issued to Suzuki Motor Corporation (Suzuki) for engine and service parts purchases. Borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the terms of the credit agreement as of December 31, 2011.

NOTE G-ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2011	March 31, 2011
Marketing	$13,636,000	$9,395,000
Compensation	10,406,000	7,581,000
Warranties	21,438,000	14,049,000
Insurance	9,395,000	9,662,000
Other	3,029,000	3,711,000

	$57,904,000	$44,398,000

NOTE H-PRODUCT WARRANTIES

The Company generally provides a limited warranty from the date of consumer registration for twelve months to the owner of snowmobiles and for six months on ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims become known or the amounts are determinable. The following represents changes in the Company’s accrued warranty liability for the nine month periods ended December 31:

	2011	2010
Balance at April 1	$14,049,000	$14,077,000
Warranty provision	12,499,000	7,784,000
Warranty claim payments	(5,110,000)	(5,522,000)

Balance at December 31	$21,438,000	$16,339,000

NOTE I—SHAREHOLDERS’ EQUITY

Share Repurchase Authorizations

During the nine months ended December 31, 2011, the Company repurchased $1,909,000 or 119,087 shares of common stock under the program approved by the Board of Directors, all of which occurred during the nine months ended December 31, 2011. At December 31, 2011, the Company has remaining authorization to repurchase up to $5,672,000 of its common stock or approximately 252,000 shares based on the per share closing price of $22.55 as of December 31, 2011.

Class B Common Stock

On December 22, 2011, the Company purchased all of the 6,102,000 shares of the Company’s Class B common stock outstanding for a purchase price of $79,326,000 from Suzuki Motor Corporation. The Company also incurred fees and related expenses of $353,000 related to this stock purchase.

Additional Paid-in-Capital

During the nine months ended December 31, 2011 and 2010, the Company recorded increases to additional paid-in-capital of $1,689,000 and $2,869,000, respectively, related to stock based compensation. Income tax benefits related to stock based compensation were recorded as increases to additional paid-in-capital of $1,025,000 and $608,000 during the nine months ended December 31, 2011 and 2010, respectively.

Accumulated Other Comprehensive Income (Loss)

The components of the changes in accumulated other comprehensive income (loss), net of taxes, during the following periods were as follows:

	Nine Months Ended December 31,
	2011	2010
Balance at beginning of period	$(1,920,000)	$(2,382,000)
Unrealized gain on derivative instruments, net of tax	1,304,000	(446,000)
Foreign currency translation adjustment	(2,827,000)	(214,000)

Balance at end of period	$(3,443,000)	$(3,042,000)

Other comprehensive income (loss) was as follows:

	Nine Months Ended December 31,
	2011	2010
Net income	$36,116,000	$22,593,000
Unrealized gain on derivative instruments, net of tax	1,304,000	(446,000)
Foreign currency translation adjustment	(2,827,000)	(214,000)

Total Other Comprehensive Income	$34,593,000	$21,933,000

Note J—COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At December 31, 2011, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $74,060,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Accidents involving personal injury and property damage occur in the use of snowmobiles and ATVs. Claims have been made against the Company from time to time relating to these accidents, and, from time to time, parties assert claims relating to their intellectual property. It is the Company’s policy to vigorously defend against these actions. The Company is not involved in any legal proceedings which it believes will have a materially adverse impact on the Company’s business or financial condition, results of operations or cash flows. The Company has recorded a reserve based on its estimated range of potential exposures from legal proceedings and claims that it is currently aware of. However, future events may cause the Company to adjust its overall reserve and, depending on the amount, such adjustment could be material.

NOTE K – FAIR VALUE MEASUREMENTS

As of December 31, 2011, the Company’s foreign currency contract fair value was an asset totaling $647,000 and considered a Level 2 measurement. As of March 31, 2011, the Company’s foreign currency contract fair value was a liability totaling $1,456,000 and considered a Level 2 measurement.

NOTE L – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. As these standards impact presentation requirements only, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE M – CASH AND CASH EQUIVALENTS

The Company includes checks issued but not presented for payment in cash and cash equivalents as a reduction of other cash balances unless checks written are in excess of the bank balance. As of December 31, 2011 and March 31, 2011, the Company had no checks written in excess of bank balances. As of December 31, 2010, the Company had $574,000 of checks written in excess of bank balances which were classified as accounts payable on the balance sheet and included in the statement of cash flows for the nine months ended December 31, 2011 as a financing activity.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arctic Cat Inc., a Minnesota corporation, (the “Company” or “Arctic Cat,” or “we,” “our” or “us”), is based in Thief River Falls, Minnesota with principal executive offices in Plymouth, Minnesota. We operate in a single industry segment and design, engineer, manufacture and market snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat® brand name, as well as related parts, garments and accessories (PG&A). We market our products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, Russia, South America, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for 50 years and is among the most widely recognized and respected names in the motorsports industry. Our common stock trades on the NASDAQ Global Select Market under the symbol ACAT.

Executive Overview

The following discussion pertains to our results of operations and financial position for the quarter and nine month period ended December 31, 2011. Due to the seasonality of the snowmobile, ATV and PG&A businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the full year.

For the third quarter ended December 31, 2011, we reported net sales of $207.0 million and net earnings of $17.0 million, or $0.92 per diluted share, compared to third quarter ended December 31, 2010 net sales of $152.0 million and net earnings of $9.3 million, or $0.50 per diluted share. An increase in net sales for all product lines, a 154 basis point improvement in gross margin and a 307 basis point improvement in operating expenses as a percent of sales contributed to improved quarterly results compared to the same period in the prior year. For the nine months ended December 31, 2011, we reported net sales of $486.8 million and net earnings of $36.1 million, or $1.94 per diluted share, compared to net sales of $391.2 million and net earnings of $22.6 million, or $1.22 per diluted share, for the same period last year.

Our ATV sales for the first three quarters are up 14% year-over-year resulting from increased side-by-side and international sales. Also during the third quarter we began shipping limited quantities of our new Wildcat sport side-by-side model, our first entry into the growing sport side-by-side market. During the fourth quarter we will be ramping up production to meet dealer and consumer demand. Looking ahead, despite our expectation that North American ATV retail sales will decline 10 to 15 percent, we continue to expect growth in fiscal 2012 in our ATV business, due to the competitive strength of our core ATV and Prowler side-by-side vehicle offerings, and sales of our new Wildcat sport side-by-side model.

Our 2012 snowmobile line-up was unveiled in March 2011, with 23 models representing 75 percent of our current offerings. The breadth of our new models and innovative technologies is having a positive impact on fiscal 2012 worldwide snowmobile sales. Our snowmobile sales for three quarters of this fiscal year are up 38% year over year. Regarding fiscal 2012 industry retail snowmobile sales, we expect North American retail sales to increase approximately 3 to 5 percent.

For the fiscal year ending March 31, 2012, based on results year-to-date and expected fourth quarter performance, we now anticipate sales in the range of $568 million to $575 million, an increase of 22 percent to 24 percent versus fiscal 2011. We estimate that fiscal 2012 earnings per diluted share will be in the range of $1.60 to $1.70, an increase of 129 percent to 143 percent over fiscal 2011.

Near the end of third quarter, we repurchased all of Suzuki Motor Corporation’s 6.1 million share ownership of our Class B common stock. The $79.3 million stock buyback was funded entirely with existing cash from our balance sheet and reduced our outstanding shares 33% from 18.4 million to 12.3 million while leaving our public share float unchanged. Following the share repurchase from Suzuki, we still expect to end our fiscal year with over $60 million in cash and short-term investments. As previously announced, Suzuki will continue to supply snowmobile engines to us through the 2014 model year, as well as engine parts to service engines for seven years after that. Following the 2014 model year, we plan to manufacture snowmobile engines at our St. Cloud, Minnesota facility, where we have manufactured ATV engines since 2007.

Results of Operations

Product Line Sales

	Three Months Ended December 31,					Nine Months Ended December 31,
($ in millions)	2011	Percent of Total Sales	2010	Percent of Total Sales	Change 2011 vs 2010	2011	Percent of Total Sales	2010	Percent of Total Sales	Change 2011 vs 2010
Snowmobile	$125.2	61%	$77.8	51%	61%	$257.3	53%	$186.5	48%	38%
ATV	54.4	26%	48.6	32%	12%	151.1	31%	133.0	34%	14%
Parts, garments & accessories	27.4	13%	25.6	17%	7%	78.4	16%	71.7	18%	9%

Net Sales	$207.0	100%	$152.0	100%	36%	$486.8	100%	$391.2	100%	24%

During the third quarter of fiscal 2012, net sales increased 36% to $207.0 million from $152.0 million in the third quarter of fiscal 2011 primarily due to sales increases for all product lines. Snowmobile unit volume increased 24%, ATV unit volume increased 7%, and parts, garments and accessories sales increased $1.8 million. Net sales for the nine months ended December 31, 2011 increased 24% to $486.8 million from $391.2 million for the same period in fiscal 2011. Snowmobile unit volume increased 28%, ATV unit volume increased 11%, and parts, garments and accessories sales increased $6.7 million. Increases in snowmobile unit volume for the quarter and year-to-date were driven primarily by increased shipments of our extensive new 2012 snowmobile line-up. Increased ATV unit volume for the quarter and year-to-date resulted from increased international sales. PG&A sales increases during the quarter and year-to-date were primarily due to increased preseason snowmobile parts, garments and accessories sales.

Cost of Goods Sold

	Three Months Ended December 31,					Nine Months Ended December 31,
($ in millions)	2011	Percent of Total Sales	2010	Percent of Total Sales	Change 2011 vs 2010	2011	Percent of Total Sales	2010	Percent of Total Sales	Change 2011 vs 2010
Snowmobile & ATV units	$142.5	68.8%	$104.7	68.9%	36.1%	$320.5	65.8%	$254.3	65.0%	26.0%
Parts, garments & accessories	16.7	8.1%	14.5	9.5%	15.2%	47.1	9.7%	42.2	10.8%	11.6%

Total Cost of Goods Sold	$159.2	76.9%	$119.2	78.4%	33.6%	$367.6	75.5%	$296.5	75.8%	24.0%

During the third quarter of fiscal 2012, cost of sales increased 33.6% to $159.2 million from $119.2 million for the third quarter of fiscal 2011. Fiscal 2012 snowmobile and ATV unit cost of sales increased 36.1% to $142.5 million from $104.7 million directionally in line with increases in unit sales during the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. The third quarter of fiscal 2012 cost of sales for PG&A increased 15.2% to $16.7 million from $14.5 million for the third quarter of fiscal 2011, in line with increased sales and increased freight, packaging and product costs. During the first nine months of fiscal 2012, cost of sales increased 24.0% to $367.6 million from $296.5 million for the first nine months of fiscal 2011. Fiscal 2012 snowmobiles and ATV unit cost of sales for the first nine months increased 26.0% to $320.5 million from $254.3 million due to the higher product and freight costs during the period compared to the same period of fiscal 2011. The first nine months of fiscal 2012 cost of sales for PG&A increased 11.6% to $47.1 million compared to $42.2 million for fiscal 2011, in line with increased sales.

Gross Profit

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in millions)	2011	2010	Change 2011 vs 2010	2011	2010	Change 2011 vs 2010
Gross Profit Dollars	$47.8	$32.7	46.2%	$119.2	$94.8	25.7%
Percentage of Sales	23.1%	21.5%		24.5%	24.2%

Gross profit increased 46.2% to $47.8 million in the third quarter of fiscal 2012 from $32.7 million in the third quarter of fiscal 2011. The gross profit percentage for the third quarter of fiscal 2012 increased to 23.1% versus 21.5% in 2011. Gross profit increased 25.7% to $119.2 million in the first nine months of fiscal 2012 from $94.8 million in the first nine months of fiscal 2011. The gross profit percentage for the first nine months of fiscal 2012 increased to 24.5% versus 24.2% in 2011. The increases in the quarterly and year-to-date 2012 gross profit percentages were primarily due to higher volumes, improved product mix and lower sales incentives.

Operating Expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in millions)	2011	2010	Change 2011 vs 2010	2011	2010	Change 2011 vs 2010
Selling & Marketing	$10.2	$8.9	14.6%	$28.4	$25.8	10.1%
Research & Development	4.8	3.8	26.3%	12.6	10.7	17.8%
General & Administrative	6.6	7.8	(15.4)%	22.7	25.6	(11.3)%

Total Operating Expenses	$21.6	$20.5	5.4%	$63.7	$62.1	2.6%

Percentage of Sales	10.4%	13.5%		13.1%	15.9%

Selling and Marketing expenses increased 14.6% to $10.2 million in the third quarter of fiscal 2012 from $8.9 million in the third quarter of fiscal 2011, primarily due to increased advertising expenses. Research and Development expenses increased 26.3% to $4.8 million in the third quarter of fiscal 2012 compared to $3.8 million in the third quarter of fiscal 2011 due primarily to higher product development expenses. General and Administrative expenses decreased 15.4% to $6.6 million in the third quarter of fiscal 2012 from $7.8 million in the third quarter of fiscal 2011 due primarily to higher compensation costs offset by lower Canadian hedge costs. Selling and Marketing expenses increased 10.1% to $28.4 million in the first nine months of fiscal 2012 from $25.8 million in the same period of fiscal 2011, primarily due to higher advertising expenses. Research and Development expenses increased 17.8% to $12.6 million in the first nine months of fiscal 2012 compared to $10.7 million in the same period of fiscal 2011, due primarily to higher development expenses. General and Administrative expenses decreased 11.3% to $22.7 million in the first nine months of fiscal 2012 from $25.6 million in the same period of fiscal 2011 primarily due to higher compensation costs offset by lower Canadian hedge costs.

Other Income / Expense

We had $23,000 in interest income in the third quarter of fiscal 2012 compared to $28,000 in the third quarter of fiscal 2011. Interest income decreased to $68,000 in the first nine months of fiscal 2012 from $72,000 in the same period of fiscal 2011. Interest expense decreased to $7,000 in the first nine months of fiscal 2012 from $11,000 in fiscal 2011.

Liquidity and Capital Resources

The seasonality of our snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production and commencement of shipments late in the first quarter have resulted in significant fluctuations in our working capital requirements. Historically, we have financed our working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Our cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when our snowmobile and ATV production cycles begin in the spring. Accounts receivable increased to $52.2 million at December 31, 2011 from $50.2 million at December 31, 2010. The accounts receivable balance at March 31, 2011 was $23.7 million. The increase in our accounts receivable balance as of December 31, 2011 compared to March 31, 2011 is due to the seasonality of our snowmobile, ATV and PG&A businesses. Inventory was $87.9 million at December 31, 2011 compared to $77.2 million at December 31, 2010 and $61.5 million at March 31, 2011. During the nine months ended December 31, 2011, we repurchased 119,087 shares of our common stock at a total cost of $1.9 million. Near the end of third quarter, we repurchased all of Suzuki Motor Corporation’s 6.1 million share ownership of our Class B common stock. The $79.3 million stock buyback was funded entirely with existing cash from our balance sheet and reduced our outstanding shares 33% from 18.4 million to 12.3 million while leaving our public share float unchanged. Following the share repurchase from Suzuki, we still expect to end our fiscal year with over $60 million in cash and short-term investments. Cash and short-term investments were $76.3 million and $107.1 million at December 31, 2011 and 2010, respectively, and $125.1 million at March 31, 2011. Our investment objectives are first, safety of principal, and second, rate of return.

We believe current available cash and cash generated from operations together with working capital financing through our available line of credit will provide sufficient funds to finance operations on a short and long-term basis.

Line of Credit

We operate under a multi-year senior secured credit agreement that allows borrowings of up to $60 million for working capital during June through November and up to $35 million during December through May. We were in compliance with the terms of the credit agreement as of December 31, 2011.

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

Certain Information Concerning Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Significant Accounting Policies

See our most recent Annual Report on Form 10-K for the year ended March 31, 2011 for a discussion of our critical accounting policies.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. As these standards impact presentation requirements only, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” and other expressions that indicate future events and trends identify forward-looking statements, including statements related to future product shipments, sales growth expectations, industry conditions, engine supply and manufacturing expectations, our sales outlook for fiscal year 2012, our estimated earnings for fiscal year 2012, our cash and short-term investments expectations for fiscal year 2012, and the sufficiency of available funds to finance future operations. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix and volume; competitive pressure on sales, pricing and sales incentives; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines; interruption of dealer floorplan financing; warranty expenses and product recalls; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of reserves or insured amounts; environmental and product safety regulatory activity; effects of the weather; general economic conditions and political changes, interest rate changes and consumer demand and confidence. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2011. As of December 31, 2011, we have notional Canadian dollar denominated cash flow hedges of approximately $19.0 million (USD) with a weighted average contract exchange rate of 98.8 USD to CAD. The fair values of the Canadian dollar contracts at December 31, 2011 represent an unrealized gain of $647,000. A ten percent fluctuation in the currency rates as of December 31, 2011 would have resulted in a change in the fair value of the Canadian dollar hedge contracts of approximately $2,042,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged. As of December 31, 2011, we had no Japanese Yen denominated cash flow hedges.

Information regarding inflation, foreign currency exchange rates and interest rates is discussed within “Quantitative and Qualitative Disclosures About Market Risk, Foreign Exchange Rates and Interest Rates” and Footnote A to the Financial Statements in the Company’s 2011 Annual Report on Form 10-K. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and are not deemed to be significant.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in internal controls over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Company Equity Securities

The following table presents the total number of shares repurchased during the third quarter of fiscal 2012 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the maximum number of shares that may yet be purchased pursuant to our stock repurchase program as of the end of the third quarter of fiscal 2012:

	Total Number of		Total Number of	Total Number of	Total Number of
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2011 – October 31, 2011	0		$—	0	279,000	(2)
November 1, 2011 – November 30, 2011	0		$—	0	285,000	(2)
December 1, 2011 – December 31, 2011	6,102,000	(1)	$13.00	0	252,000	(2)

Total	6,102,000		$13.00	0	252,000	(2)

(1)	Represents the repurchase of shares of Arctic Cat Class B Common Stock from Suzuki Motor Corporation pursuant to a Stock Redemption Agreement dated as of December 22, 2011.
(2)	In January 2008, the Company’s Board of Directors approved a $10,000,000 share repurchase program. The share repurchase program does not have an expiration date. The Maximum Number of Shares Yet to Be Purchased represents the number of shares purchasable at the closing price of the Company’s common stock on the last trading day of the month.

Item 6. Exhibits

Exhibit Number	Description

3 (a)	Amended and Restated Articles of Incorporation of the Company	(1)

3 (b)	Restated By-Laws of the Company	(2)

4 (a)	Form of specimen common stock certificate	(2)

10.1	Stock Redemption Agreement, dated as of December 22, 2011, by and between the Company and Suzuki Motor Corporation	(3)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(4)

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(4)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(4)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(4)

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended December 31, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.	(5)

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(2)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984), and with respect to exhibit 3(b), as amended by the Company’s Current Report on Form 8-K filed on December 19, 2007.
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 28, 2011.
(4)	Filed with this Quarterly Report on Form 10-Q.
(5)	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date: February 9, 2012	By	/s/ Claude J. Jordan
Claude J. Jordan
Chief Executive Officer

Date: February 9, 2012	By	/s/ Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer