Form 10-K
period 2012-03-31
ARCTIC CAT INC
filed 2012-06-08
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended March 31, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from             to

Commission File Number: 0-18607

ARCTIC CAT INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 North Hwy169 Suite 1000 Plymouth, Minnesota	55441
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(763) 354-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately: $170,602,275.

At May 24, 2012, the registrant had 13,072,214 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held on August 8, 2012 are incorporated by reference into Part III of this Form 10-K, to the extent described in such Part.

ARCTIC CAT INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

Arctic Cat Inc. is a Minnesota corporation, (the “Company” or “Arctic Cat,” or “we,” “our” or “us”), with principal executive offices in Plymouth, Minnesota. We operate in a single industry segment and design, engineer, manufacture and market snowmobiles and all-terrain vehicles (“ATVs”) under the Arctic Cat® brand name, as well as related parts, garments and accessories (“PG&A”). We market our products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, Russia, South America, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for more than 50 years and is among the most widely recognized and respected names in the snowmobile industry. We were incorporated in 1982. Our common stock trades on the NASDAQ Global Select Market under the symbol ACAT.

Industry Background

Snowmobiles—The snowmobile, developed in the 1950s, was originally intended to be used as a utility vehicle, but today the overwhelming majority of the industry’s sales are for recreational use. Between the late 1950s and early 1970s, the industry expanded dramatically, reaching a peak of over 100 manufacturers and a high of nearly 495,000 units sold to retail customers in North America in 1971. Today the number of major industry participants has decreased to four: Arctic Cat, Bombardier Recreational Products Inc. (“BRP”), Polaris Industries Inc. (“Polaris”) and Yamaha Motor Co., Ltd. (“Yamaha”). We believe there are currently more significant barriers to entry into the snowmobile market than existed in the 1970s. These barriers include increased brand loyalty, long-standing dealer and distributor networks and relationships, emission regulations, four-stroke engine development costs, manufacturing and engineering expertise and higher initial start-up costs. Industry-wide snowmobile sales to retail customers in North America were approximately 89,000 units for the 2012 model year.

ATVs—The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. The most popular ATV use is general recreation, followed by farming/ranching, hunting/fishing, hauling/towing, transportation, and commercial use. From 1970 to 1986, the number of ATVs sold in the United States continued to grow until reaching an initial peak of 535,000 units in 1986. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 147,000 units. From 1991 to 2004, sales of ATVs grew to 814,000 units; however, ATV sales have declined each year since, primarily driven by overall weak economic conditions and the shift to side-by-side vehicles. Industry-wide sales were 222,000 units in the United States and 50,000 units in Canada in calendar 2011. In addition to the U.S. and Canada, ATVs are also sold in numerous international markets including Europe, Russia, Australia, Middle East and Latin America. Major competitors in the industry include Yamaha, BRP, Polaris, Honda Motor Co., Ltd. (“Honda”), Kawasaki Motors Corp. (“Kawasaki”) and Suzuki Motor Corporation (“Suzuki”). In addition to these companies, multiple other companies, including numerous Chinese and Taiwanese manufacturers, sell ATVs.

Side-by-Side Recreational Off-highway Vehicles (“ROVs”)—ROVs are multiple passenger off road all terrain vehicles and, like ATVs, are used for general recreation, farming/ranching, hunting/fishing, hauling/towing, transportation, commercial and military use. We estimate that Fiscal 2012 North American industry side-by-side vehicle retail sales were 268,000 units. The main competitors for our side-by-side vehicles are Yamaha, BRP, Polaris, Kawasaki, Deere & Company (“Deere”) and Kubota Tractor Corporation (“Kubota”).

Products

Snowmobiles—We produce a full line of snowmobiles, consisting of 42 models, marketed under the Arctic Cat brand name, and designed to satisfy all market segments. The 2012 Arctic Cat models carry suggested U.S.

retail prices ranging from $7,199 to $14,999, excluding a youth model which is sold at a suggested U.S. retail price of $2,649. Arctic Cat snowmobiles are sold in the United States, Canada, Scandinavia, Russia and other international markets.

Our 2012 model year snowmobiles are categorized as Performance, Crossover, Mountain, Touring and Utility. We market: Performance models under the names F and Sno Pro; Crossover models under the name XF; Mountain models under the name M and HCR; Touring models under the name T; and Utility models under the name Bearcat. In addition, to encourage family involvement in snowmobiling, we offer a youth snowmobile marketed under the Sno Pro 120 name.

In the more than 50 years of Arctic Cat snowmobiles, the basic framework of the snowmobile has stayed the same: two skis, an engine and drive system and a suspended chassis that supports the rider. Yet there has been a progression in performance, comfort, durability and capability achieved through a half century of innovative engineering and development.

Snowmobiles have advanced from 12-mph rear-engine farm implements to turbo-charged 4-stroke performance machines with advanced bump-soaking suspensions, electric heated seats, 150-mile fuel ranges and the ability to climb tall mountains.

In the sport of snowmobiling, where the customer demands continuous improvement in the vehicle’s ride, quality and performance, companies must progress through innovation. We believe we have a team of talented, driven-to-win people whose passion for snowmobiles is matched by their desire to improve, a major reason why Arctic Cat has delivered a stunning array of innovative, pioneering technology and products during the last half-century.

Awards—In the 2012 model year, more than 80% of our snowmobile sales were from models or model variations not available three years earlier. Some recent examples of the success of our new products include the following: SnowGoer voted the 2012 F 1100 Turbo Snowmobile of the Year and the 2012 XF 1100 Turbo won Sledhead 24-7 Television’s coveted Sled of the Year award. Arctic Cat snowmobile racers won numerous events and championship points titles in the 2012 model year in all major disciplines of racing including snocross, cross-country, oval, and hillclimb.

For the last three fiscal years ended 2012, 2011 and 2010 snowmobiles accounted for 43%, 39% and 36%, respectively, of our net sales.

ATVs—In December 1995, we introduced our first ATV. Since that time, our line has grown to 31 models. Features like fully independent front and rear suspensions, hydraulic disc brakes, hi-low range transmission, long travel suspension with high ground clearance, Speed Point accessory system, automatic transmissions, selectable 2WD/4WD shaft drive, locking differentials, EFI, a large fuel tank, and electronic power steering, all make our ATVs consumer friendly. We also have special two rider models that provide a proper alternative for customers that want to ride double on an ATV. In 2007, we introduced the industry’s first diesel ATV, capable of using biodiesel fuels and in 2008 we introduced the Thundercat 1000, the ATV with the largest displacement engine in the industry. We launched our new value line-up of ATVs in 2011 which included the 350 4X4 automatic with a MSRP of $5,499 and the 425 EFI 4X4 automatic with a MSRP of $5,999. In addition, we also launched the XC450i, a crossover model for consumers seeking 4-wheel drive capabilities in a sport ATV. The 2012 Arctic Cat ATV models carry suggested U.S. retail prices ranging from $4,099 to $14,299, excluding youth models which are sold at suggested U.S. retail prices ranging from $2,699 to $3,499.

Side-by-Side Recreational Off-highway Vehicles (“ROVs”)—We introduced our new Prowler Utility side-by-side vehicle into the utility segment in 2006. The Prowler is configured with a variety of different engines that range in size from 550cc to 1000cc that are manufactured by us, and also includes a rear cargo box, dual bucket seats as well as our renowned long travel suspension and ride characteristics. In 2011, we launched our first heavy duty utility side-by-side vehicle, the Prowler HDX, with an extended chassis, extra-large cargo box, bench seating and electronic power steering standard. In fiscal 2012 we introduced the all-new Wildcat 1000i sport model ROV. This model is aimed at a rapidly growing segment of the ROV market where consumers are seeking a side-by-side designed vehicle that offers comfort & handling in rough off-highway terrain. We refer to these vehicles as both side-by-sides and ROV’s, which consists of five models with retail prices between $10,999 and $16,599. Side-by-side/ROV sales are presented as ATV sales for financial reporting purposes.

International ATV Markets—We have continued to expand into international markets by focusing on new product development, adding new distributors, entering new territories, and developing new markets. In July 2005, we acquired a 100% interest in a European company to strengthen our European presence and further expand our ATV model offerings for on-road use, the most prevalent use in Europe.

Awards—We believe our ATVs and ROVs are recognized for their power, durability, utility, suspension and style. In 2010 and 2011 DirtTrax Magazine named the Arctic Cat 450 4x4 Best-In-Class. DirtTrax Television named the XC450 4x4 Best Crossover for 2011. ATV Action in May 2011 recognized the Arctic Cat 350 4x4 for “Big 4x4 Performance in a Mid-Size Package at a Small Price.”

For the last three fiscal years ended 2012, 2011, and 2010, ATVs accounted for 39%, 39%, and 42%, respectively, of our net sales.

Parts, Garments and Accessories—We are the exclusive provider of genuine Arctic Cat Snowmobile, ATV and ROV parts, garments and accessories. Replacement parts for all of our current and noncurrent models of Snowmobiles, ATVs and ROVs are an important part of our product mix along with maintenance supplies such as oil and fuel additives. We also sell a broad array of accessories such as bumpers, cabs, luggage racks, lights, snow plows, backrests, windshields, wheels, track systems and winch kits that consumers buy to increase their comfort factor, shorten their task or personalize their ride. We recently launched a new line of accessories specifically created for the new Wildcat ROV. During fiscal 2013, we plan to add more new accessory options for this exciting new vehicle. In addition to genuine Arctic Cat parts and accessories, we sell market leading brands in various categories such as Fox Float shocks, Speedpoint attachments and BCA Float Avalanche Airbags.

We offer a full range of snowmobile garments for adults and children under the “Arcticwear” brand. Jackets, coats, pants and casual sportswear items are produced and sold in a wide variety of styles and sizes combining fashion with function. The Arcticwear line of clothing encompasses wearables designed to keep the rider warm and dry during the most demanding snowmobile conditions (insulated outerwear, hats, mittens, helmets, boots) and comfortable relaxing after the ride (sweatshirts, T-shirts, casual wear). The snowmobile garment line includes multiple options with varying levels of performance (insulation warmth, waterproofing, breathability) – to answer consumers’ needs across a broad range of weather conditions.

Three years ago we introduced a second line of insulated outerwear under the “Drift Racing” brand to compete against the Aftermarket outerwear manufacturers selling into the snowmobile market. The “Drift Racing” line of outerwear provides riders of multiple brands of snowmobiles a high performing, fashionable outerwear option. Over the last two years we have expanded our Drift Racing line (insulated jackets similar to those worn by the snowmobile racers), have added more general outerwear options to the Arcticwear line (down filled parkas) and expanded our sportswear wearables sold under the “Arcticwear” brand.

For ATV and ROV riders, we manufacture and sell garments under the “Arcticwear ATV Gear” label. This line of clothing is geared toward function and comfort and includes suits, jackets, gloves, helmets, gear bags, sweatshirts, T-shirts, and hats. The trend to “wear what you ride” continues to be much stronger with snowmobile consumers than with ATV and ROV consumers. We continue to successfully expand our ATV and ROV clothing lines with more performance geared clothing to provide more rider comfort.

For the last three fiscal years ended 2012, 2011 and 2010 parts, garments and accessories accounted for 18%, 22% and 22%, respectively, of our revenues.

Manufacturing, Engineering and Research and Development

Arctic Cat snowmobiles, ROVs and most ATVs are manufactured at our facilities in Thief River Falls, Minnesota. A Taiwanese company manufactures our 90cc to 425cc ATVs, as well as our XC450i ATV, according to our specifications, and we have strategically identified specific core manufacturing competencies for vertical integration and have chosen outside suppliers to provide other parts. We have developed relationships with selected high quality suppliers in order to obtain access to particular capabilities and technologies outside the scope of our expertise. We often design component parts in cooperation with our suppliers, contract with them for the development of tooling, and then enter into agreements with these suppliers to purchase component parts manufactured utilizing the tooling. In our vertically integrated operations, we manufacture foam seats and machine, weld, and paint other components and then complete the total assembly of most of our products at our facilities in Thief River Falls. Manufacturing operations include robotics as well as digital and computer automated equipment to speed production, reduce costs and improve the quality, fit and finish of every product.

During late fiscal 2005, we began manufacturing certain of our own designed ATV engines as part of a strategic first step in a new engine program. We believe that having the capability to design and manufacture our own ATV engines enables us to offer customers more choices, provide excellent value, lower Japanese yen currency exposure and enhance our long-term competitive position. In 2007, we transitioned our engine manufacturing from the Thief River Falls facility to our facility in St. Cloud, Minnesota.

Suzuki has manufactured snowmobile engines for us pursuant to supply agreements which have been automatically renewed annually unless terminated. On June 4, 2010 we signed an agreement under which we will discontinue the purchase of snowmobile engines from Suzuki after December 31, 2013 (our 2014 model year). Suzuki will continue to provide replacement parts for engines through December 2020. Suzuki has been a good long-term supplier of snowmobile engines. However, this new agreement will allow us to gain more control of our products and enhance our ability to meet regulatory and performance requirements. We will expand our snowmobile engine design capabilities and work with a variety of suppliers for various engine component parts, as well as better utilize the current engine manufacturing capacity at our St. Cloud facility.

Since we began snowmobile production, we have followed a build-to-order policy to control inventory levels. Under this policy, we only manufacture a number of snowmobiles equivalent to the orders received from our dealers and distributors, plus a number of uncommitted units used for dealer and market development, in-house testing and miscellaneous promotional purposes.

Most sales of snowmobiles to retail customers begin in the early fall and continue during the winter. Orders by dealers and distributors for each year’s production are placed in the spring following dealer and distributor meetings. Snowmobiles are built commencing in late spring and continuing through late autumn.

Retail sales of ATVs and ROVs occur throughout the year with seasonal highs occurring in the spring and fall. We build and purchase ATVs and build ROVs throughout the year to coincide with dealer and consumer demand.

We are committed to an ongoing engineering and research and development program dedicated to innovation and to continued improvements in the quality and performance of our products as well as new product introduction. We currently employ 139 individuals in the design and development of new and existing products, with an additional 24 individuals directly involved in the testing of snowmobiles, ATVs and ROVs in normal and extraordinary conditions. In addition, these units are tested in conditions and locations similar to those in which they are used. We use computer aided design and manufacturing systems to shorten the time between initial concept and final production. For the fiscal years ended 2012, 2011 and 2010, we spent approximately

$17,862,000, $15,029,000 and $12,926,000, respectively, on engineering, research and development. In addition, utilizing their particular expertise, our suppliers regularly test and apply new technologies to the design and production of component parts.

Sales and Marketing

Our products are currently sold through an extensive network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, South America, the Middle East, Asia and other international markets. To promote new dealerships and to service our existing North American dealer network, we also employ district sales managers throughout the United States and Canada.

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

Our sales and marketing efforts are comprised of dealer and consumer promotions, direct advertising and cooperative advertising programs with our dealers. We and many of our distributors usually conduct dealer shows annually in order to introduce the upcoming year’s models and to promote dealer orders. Marketing activities are designed to promote directly to consumers. Products are advertised and promoted by us in consumer magazines, online and through other media. In addition, we engage in extensive dealer cooperative advertising, on a local and national level, whereby we and our dealers share advertising costs. Each season we produce product brochures, point of purchase displays, leaflets, posters and banners, and other promotional items for use by our dealers. We also participate in key regional consumer shows and rallies with dealers and sponsor independent racers who participate in snowmobile races throughout the world. In order for our dealers and distributors to remain price competitive and to reduce retail inventories, we will from time to time make available to them rebate programs, discounts, or other incentives. In order to build brand loyalty we publish online magazines called Pride (snowmobile) and Ride (ATV and ROV).

We place strong emphasis on identifying and addressing the specific needs of our customers by periodically conducting dealer and consumer surveys and focus group meetings.

We warrant our snowmobiles and ATVs and ROVs under a limited warranty against defects in materials and workmanship for a period generally ranging from six months to one year from the date of retail sale or for a period of 90 days from the date of commercial or rental use. Repairs or replacements under warranty are administered through our dealers and distributors.

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

The Consumer Product Safety Commission (“CPSC”) has federal oversight over product safety issues related to snowmobiles, ATVs and ROVs and from time to time promulgates rules related to safety. For example, in August 2006, the CPSC issued a Notice of Proposed Rulemaking to establish mandatory safety standards for ATVs. In October 2009, the CPSC issued an Advance Notice of Proposed Rulemaking to establish mandatory safety standards for ROVs. The CPSC has not issued final rules in either of these matters. Under the Consumer Product Safety Improvement Act passed by Congress in August 2008, the prior ATV voluntary standard and certain other safety requirements became a mandatory CPSC standard, all of which we have been and are in compliance with. Various states have also promulgated safety regulations regarding snowmobiles, ATVs and ROVs, none of which have had a materially more burdensome impact on us than CPSC regulations.

The EPA adopted regulations affecting snowmobiles and ATVs for model years 2006 and beyond. We believe that we are and will continue to be in compliance with these regulations. We support balanced and appropriate programs that educate the customer on the safe use of our products and protect the environment.

When we sell our products outside the United States our products are also subject to international laws and regulations related to emissions and safety matters. Europe currently regulates ATV emissions and our products meet such requirements. The European Commission proposed new regulations in 2010 that could apply to certain of the Company’s ATVs and ROVs as early as 2013. These future EU regulations have not been finalized.

We are a member of the International Snowmobile Manufacturers Association (“ISMA”), a trade association formed to promote safety in the manufacture and use of snowmobiles, among other things. The ISMA is currently made up of Arctic Cat, BRP, Yamaha, and Polaris. The ISMA members are also members of the Snowmobile Safety and Certification Committee (“SSCC”), which promulgates voluntary safety standards for snowmobiles. The SSCC standards, which require testing and evaluation by an independent testing laboratory of each model category produced by participating snowmobile manufacturers, have been adopted by the Canadian Ministry of Transport. Following the development of the SSCC standards, the CPSC denied a petition to develop a mandatory federal safety standard for snowmobiles in light of the high degree of adherence to the SSCC standards in the United States. Since our inception, all of our models have complied with the SSCC standards.

We are a member of the Specialty Vehicle Institute of America (“SVIA”), a trade association organized to foster and promote the safe and responsible use of ATVs manufactured and/or distributed throughout the United States and which promulgates voluntary safety standards for ATVs. We are also a member of the Canadian Off-Highway Vehicle Distributors Council (“COHV”), as well as the All-Terrain Vehicle Association Europe (“ATVEA”).

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

Employees

At March 31, 2012, we had 1,369 employees, including 321 salaried and 1,048 hourly and production personnel. Our employees are not represented by a union or subject to a collective bargaining agreement. We have never experienced a strike or work stoppage and consider our relations with our employees to be excellent.

Intellectual Property

We make an effort to patent significant innovations that we consider patentable and we own numerous patents for our snowmobiles, ATVs, ROVs and other products. Trademarks are also important to our snowmobile, ATV and related parts, garments and accessories business activities. We believe that our “Arctic Cat” registered trademark is our most significant trademark. Additionally, we have numerous registered trademarks, trade names and logos, both in the United States and internationally.

Financial Information about Geographic Areas

Financial information regarding domestic and geographic areas is included in Note K, Segment Reporting, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934 and its rules and regulations (the “1934 Act”). The 1934 Act requires us to file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Copies of these reports, proxy statements and other information can be read and copied at the SEC Public Reference Room, 100 F Street, N.E., Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s Web site at http://www.sec.gov.

We maintain a Web site at www.arcticcat.com, the contents of which are not part of or incorporated by reference into this Annual Report on Form 10-K. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports) available on our Web site, free of charge, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. Our Code of Conduct, as well as any waivers from and amendments to the Code of Conduct, are also posted on our Web site.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Christopher A. Twomey	64	Chairman of the Board of Directors
Claude J. Jordan	56	President and Chief Executive Officer, Director
Timothy C. Delmore	58	Chief Financial Officer and Corporate Secretary
Tracy J. Crocker	52	Vice President—General Manager, All-terrain Vehicles
Bradley D. Darling	46	Vice President—General Manager, Snowmobile
Paul A. Fisher	55	Vice President—Operations
William J. Nee	51	Vice President—Human Resources
Roger H. Skime	69	Vice President—Snowmobile Research & Development
Mary Ellen Walker	57	Vice President—General Manager, Parts, Garments and Accessories

Mr. Twomey has been our Chairman since 2003 and a director since 1987. Mr. Twomey was our President and Chief Executive Officer from 1986 to December 31, 2010. Mr. Twomey served as an executive officer Chairman until March 31, 2012, and currently serves as a non-executive officer, non-employee Chairman. Mr. Twomey also serves as a director of The Toro Company.

Mr. Jordan has been our Chief Executive Officer and President since January 1, 2011 and was our President and Chief Operating Officer from August 2008 to December 31, 2010. Mr. Jordan has been a director of the Company since August 2010. Prior to joining us, Mr. Jordan worked for The Home Depot, Inc. in Atlanta, Georgia from 2003 to 2008, most recently serving as a Vice President, with responsibility for running the THD At-Home Services, Inc. business. Previously, Mr. Jordan held various management positions at General Electric Company.

Mr. Delmore has been our Chief Financial Officer since 1986 and has been our Corporate Secretary since 1989. Mr. Delmore, a CPA with seven years of prior public accounting experience, joined us in 1985 as Controller.

Mr. Crocker has been our Vice President—General Manager, All-terrain Vehicles since March 2012. Prior to joining us, Mr. Crocker worked for Ecolab from 2002 to 2011, serving as Senior Vice President of Ecolab’s Hospitality, Healthcare and Commercial markets businesses. Prior to that he served as Ecolab’s Senior Vice President and General Manager for Latin America and as a division Vice President of Marketing. Before joining Ecolab, he worked in sales and operating roles for Next Generation Network, Nabisco and Pepsi.

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

Mr. Nee has been our Vice President—Human Resources since August 2010. Prior to joining us, Mr. Nee worked for Express Scripts from September 2008 to April 2010, where he served as Vice President—Human Resources, Operations. Before joining Express Scripts, Mr. Nee was employed as Senior Vice President at Fiskars Brands, Inc. from October 2004 to September 2008. Prior to that, Mr. Nee spent 12 years with Newell Rubbermaid in senior human resources assignments.

Mr. Skime has been our Vice President—Snowmobile Research and Development since our inception in 1983 and has been employed in the snowmobile industry for nearly 50 years.

Ms. Walker has been our Vice President—General Manager, Parts, Garments and Accessories since November 2007. Prior to joining us, Ms. Walker worked for 3M for 26 years, most recently serving as General Manager of Building Safety Solutions, a position that had global responsibility for business units containing window film and fire protection products.

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

General economic conditions and other external factors may adversely affect our industry and results of operations.

Companies within the snowmobile, ATV and ROV industries are subject to volatility in operating results due to external factors such as general economic conditions, including high unemployment and economic recession. Specific factors affecting the industry include:

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

Our products are subject to extensive federal and state safety, environmental and other government regulations that may require us to incur expenses or modify product offerings in order to maintain compliance with the actions of regulators.

Our products are subject to extensive laws and regulations relating to safety, environmental and other regulations promulgated by the U.S. and Canadian federal governments and individual states and provinces as well as international regulatory authorities. Although we believe that our snowmobiles, ATVs and ROVs have always complied with applicable vehicle safety and emissions standards and related regulations, future regulations may require additional safety standards or emission reductions that would require additional expenses and/or modification of product offerings in order to maintain such compliance. We are unable to predict the ultimate impact of adopted or proposed regulations on our business and operating results.

A significant adverse determination in any material product liability or intellectual property claim against us could adversely affect our operating results or financial condition.

We are subject to legal proceedings and claims which arise in the ordinary course of business. Accidents involving personal injury and property damage may occur in the use of snowmobiles, ATVs and ROVs and claims have been made against us from time to time relating to these accidents. In addition, our products, and the products of our competitors, incorporate significant amounts of intellectual property developed by us and others and, from time to time, parties assert claims against us relating to their intellectual property. It is our policy to vigorously defend against these product liability and intellectual property claims. We have recorded a reserve based on our estimated range of potential exposures to the legal proceedings and claims of which we are aware. Should any judgment or settlement occur that exceeds our estimate, or a new claim arises, we may need to adjust our overall reserve and, depending on the amount, such adjustment could be material and adversely affect our operating results or financial condition.

Significant repair and/or replacement with respect to product warranty claims or product recalls could have a material adverse impact on our results of operations.

We provide a limited warranty for a period of six months for our ATVs and ROVs and one year for our snowmobiles. We may provide longer warranties in certain geographical markets as determined by local regulations and market conditions. Although we employ quality control procedures, sometimes a product is distributed which requires repair or replacement. Our standard warranties require us through our dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Historically, product recalls have been administered through our dealers and distributors and have not had a material effect on our business. See Note A of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Changing weather conditions may reduce demand for certain of our products and negatively impact net sales.

Lack of snowfall in any year in particular regions of North America and Northern Europe may adversely affect snowmobile retail sales and related parts, garments and accessories sales in that region. Weather conditions may materially affect our future sales of snowmobiles, ATVs, ROVs and parts, garments and accessories.

We face intense competition in all product lines, from competitors that have greater financial and marketing resources. Failure to compete effectively against competitors would negatively impact our business and operating results.

The snowmobile, ATV and ROV markets in the United States and Canada are highly competitive. Competition is based upon a number of factors, including performance, ride, suspension, innovation, technology, styling, fit and finish, brand loyalty, reliability, durability, price and distribution. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as sales incentives and cooperative advertising). Many of our competitors are more diversified and have financial and marketing resources which are substantially greater than ours. In addition, our products compete with other recreational products for the discretionary spending of consumers. If we are not able to effectively compete in this environment, our business and operating results will be negatively impacted.

Termination or interruption of engine and other supply arrangements could have a material adverse effect on our business or results of operations.

Suzuki has manufactured snowmobile engines (and through fiscal 2008, certain ATV engines) for us pursuant to supply agreements which have been automatically renewed annually. During late fiscal 2005, we began manufacturing certain of our own designed ATV engines as part of a strategic first step in a new engine program. We believe that having the capability to design and manufacture our own ATV engines enables us to offer customers more choices, provide excellent value, reduce Japanese yen currency exposure and enhance our long-term competitive position. In 2007, we transitioned our engine manufacturing from the Thief River Falls, Minnesota facility to our new facility in St. Cloud, Minnesota. Beginning in fiscal 2009, substantially all of our ATVs use engines that are produced from our engine facility or purchased separately or as part of the 90cc to 450cc units we receive from a Taiwanese supplier.

On June 4, 2010, we signed an agreement under which we will discontinue the purchase of snowmobile engines from Suzuki after December 31, 2013 (2014 model year). Suzuki will continue to provide replacement parts for engines through December 2020. While Suzuki has been a good long-term supplier of snowmobile engines, this new agreement will allow us to gain more control of our products, offer customers more choices, provide excellent value, reduce Japanese yen currency exposure and enhance our ability to meet regulatory and performance requirements. We are expanding our snowmobile engine design capabilities, working with a variety of vendors for various engine components, and implementing equipment/processes to better utilize our current engine manufacturing capacity.

While we anticipate no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which we rely upon limited sources of supply however, alternate supply arrangements may not be available with satisfactory terms.

Interruption of dealer floorplan financing could have a material impact on our business operations.

We have agreements with GE Commercial Distribution Finance in the United States and TCF Commercial Finance Canada in Canada to provide snowmobile, ATV and ROV floorplan financing for our North American dealers. These agreements improve our liquidity by financing dealer purchases of products without requiring substantial use of our working capital. We are paid by the floorplan companies shortly after shipment and as part of our marketing programs we pay the floorplan financing of our dealers for certain set time periods depending on the size of a dealer’s order. While we expect to continue with our current multi-year dealer floorplan arrangements, these arrangements may not remain available or the costs and other terms of new financing arrangements may be significantly less favorable to us than have historically been available.

Termination, interruption or nonrenewal of bank credit agreements could have a material adverse effect on our business or results of operations.

The seasonality of our snowmobile, ATV and ROV production cycles generates significant fluctuations in our working capital requirements during each year. Historically, we have financed our working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of this cycle. While we expect to continue with our current multi-year working capital financing agreement from our lender, working capital financing arrangements may not remain available or the costs and other terms of new financing arrangements may be significantly less favorable to us than have historically been available. In addition, our current bank credit agreement contains covenants which we might be unable to meet in some future period requiring the need for waivers or replacement financing.

Our transition to a new dealer ordering process could affect our sales and profitability during the transition period.

Over the last year we began to transition our North American Dealers to a new ATV and ROV ordering process called the Retail Product Management (RPM) process. This process allows dealers to order more frequently resulting in the need to carry less inventory throughout the dealer base. This transition could negatively impact sales during the transition to align inventory levels with the new process. Therefore our results may fluctuate more during this time of transition compared to similar periods in prior years.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following sets forth our material property holdings as of March 31, 2012.

Location	Facility Type / Use	Owned or Leased	Sq Ft.
Thief River Falls, Minnesota	Manufacturing / Corporate Office	Owned	585,000
Thief River Falls, Minnesota	Warehouse	Owned	25,000
Thief River Falls, Minnesota	Warehouse	Leased	27,000
Bucyrus, Ohio	Distribution Center	Owned	202,000
Winnipeg, Manitoba	Service Center	Leased	9,929
Island Park, Idaho	Test & Development Facility	Owned	3,000
St. Johann, Austria	Manufacturing/Distribution	Leased	44,409
St. Cloud, Minnesota	Manufacturing	Owned	60,800
Plymouth, Minnesota	Corporate Office	Leased	11,420

The Company believes that the Company’s material property holdings are suitable for the Company’s current operations and purposes.

ITEM 3. LEGAL PROCEEDINGS

Accidents involving personal injury and property damage occur in the use of recreational products. Claims have been made against us from time to time relating to these accidents, and from time to time, parties assert claims relating to their intellectual property. It is our policy to vigorously defend against these actions. We are not involved in any legal proceedings which we believe will have the potential for a materially adverse impact on our business or financial condition, results of operations or cash flows. We have recorded a reserve based on our estimated range of potential exposures based on the legal proceedings and claims that we are aware of. Should any settlement occur that exceeds our estimate or a new claim arise, we may need to adjust the overall reserve and, depending on the amount, such adjustment could be material.

We presently maintain product liability insurance on a “per occurrence” basis (with coverage being provided in respect of accidents which occurred during the policy year, regardless of when the related claim is made) in the amount of $10,000,000 in the aggregate, with a $10,000,000 self-insured retention. We believe such insurance is adequate.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Select Market under the NASDAQ symbol “ACAT.” Quotations below represent the high and low sale prices as reported by NASDAQ. Our stock began trading on NASDAQ on June 26, 1990.

Years ended March 31, Quarterly Prices	2012		2011
	High	Low	High	Low
First Quarter	$17.00	$11.55	$16.10	$8.44
Second Quarter	17.25	12.20	10.99	6.92
Third Quarter	24.00	13.76	16.75	10.04
Fourth Quarter	43.93	21.15	17.97	12.10

As of May 24, 2012, we had approximately 309 stockholders of record, including the nominee of Depository Trust Company which held 12,595,857 shares of common stock.

Cash Dividends Paid

Cash dividends were declared and paid quarterly from 1995 through the third quarter of fiscal year 2009. In response to the economic recession and to conserve cash, we suspended quarterly cash dividends in the fourth quarter of fiscal 2009. We continually consider our cash position and projected cash needs in regards to our current dividend policy.

Company Purchases of Company Equity Securities

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2012 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program as of the end of fiscal 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2012 - January 31, 2012	210,176	(3)	$29.84	0	190,081	(2)
February 1, 2012 - February 29, 2012	501,073	(3)	34.70	0	154,214	(2)
March 1, 2012 - March 31, 2012	258,054	(3)	40.03	0	132,400	(2)

Total	969,303	(3)	$35.06	0	132,400	(2)

(1)	We have in the past maintained publicly announced stock repurchase programs which have been approved by the Board of Directors. On January 4, 2008, we announced that the Board of Directors approved a $10 million stock repurchase program. Pricing under this program has been delegated to management. There is no expiration date for this program.
(2)	Number of shares purchasable at closing price of our common stock on the last trading day of the month.
(3)	All shares purchased were to pay the purchase price and related income tax for net settled stock option exercises.

We have historically purchased our common stock primarily to offset the dilution created by employee stock option plans and because the Board of Directors believed investment in our common stock was a good use of our excess cash.

Performance Graph

In accordance with the rules of the SEC, the following performance graph compares the performance of our common stock on The NASDAQ Stock Market to the Standard & Poor’s 500 Index, and to the Recreational Vehicles Index prepared by Hemscott, Inc., of which we are a component. The graph compares on an annual basis the cumulative total shareholder return on $100 invested on March 31, 2007, assumes reinvestment of all dividends and has been adjusted to reflect stock splits. The performance graph is not necessarily indicative of future investment performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Arctic Cat Inc., the S&P 500 Index

and Hemscott—Recreational Vehicles Index

Assumes $100 invested on 3/31/07 in stock or index

Assumes Dividend Reinvested

Fiscal year ended March 31,

	2007	2008	2009	2010	2011	2012
Arctic Cat Inc.	$100.00	$38.17	$20.60	$58.35	$83.63	$230.40
S&P 500 Index	100.00	94.92	58.77	88.02	101.79	110.48
Hemscott—Recreational Vehicles Index	100.00	68.35	28.42	62.40	91.09	114.16

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts) Years ended March 31,	2012	2011	2010	2009	2008
OPERATING STATEMENT DATA:
Net sales
Snowmobile & ATV units	$477,329	$363,015	$350,871	$454,589	$512,170
Parts, garments & accessories	107,939	101,636	99,857	109,024	109,398

Total net sales	585,268	464,651	450,728	563,613	621,568

Cost of goods sold
Snowmobile & ATV units	388,523	302,783	309,217	411,776	447,633
Parts, garments & accessories	66,126	60,359	58,275	68,665	68,395

Total cost of goods sold	454,649	363,142	367,492	480,441	516,028

Gross profit	130,619	101,509	83,236	83,172	105,540
Operating expenses
Selling & marketing	36,549	33,540	33,929	43,971	47,634
Research & development	17,862	15,029	12,926	18,404	18,343
General & administrative	30,318	34,805	35,045	33,904	48,276
Goodwill impairment charge	—	—	—	1,750	—

Total operating expenses	84,729	83,374	81,900	98,029	114,253

Operating profit (loss)	45,890	18,135	1,336	(14,857)	(8,713)
Interest income	86	107	12	117	632
Interest expense	(8)	(11)	(250)	(1,015)	(1,066)

Earnings (loss) before income taxes	45,968	18,231	1,098	(15,755)	(9,147)
Income tax expense (benefit)	16,027	5,224	(777)	(6,247)	(5,888)

Net earnings (loss)	$29,941	$13,007	$1,875	$(9,508)	$(3,259)

Net earnings (loss) per share
Basic	$1.79	$0.71	$0.10	$(0.53)	$(0.18)
Diluted	$1.72	$0.70	$0.10	$(0.53)	$(0.18)
Cash dividends per share	$—	$—	$—	$0.21	$0.28

Weighted average shares outstanding
Basic	16,721	18,232	18,220	18,070	18,137
Diluted	17,458	18,539	18,291	18,070	18,137

As of March 31,	2012	2011	2010	2009	2008
BALANCE SHEET DATA (In thousands):
Cash and short-term investments	$62,597	$125,113	$71,062	$11,413	$35,063
Working capital	98,825	144,596	125,695	109,524	113,274
Total assets	255,416	272,906	246,084	251,165	305,898
Long-term debt	—	—	—	—	—
Shareholders’ equity	138,471	183,036	167,339	164,848	180,862

QUARTERLY FINANCIAL DATA (unaudited)

(In thousands, except per share amounts)	Total Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales
2012	$585,268	$74,930	$204,829	$207,021	$98,488
2011	464,651	63,406	175,812	151,976	73,457
2010	450,728	69,370	166,300	131,040	84,018
Gross Profit
2012	$130,619	$14,275	$57,149	$47,776	$11,419
2011	101,509	10,759	51,258	32,732	6,760
2010	83,236	7,548	45,211	22,581	7,896
Net Earnings (Loss)
2012	$29,941	$(2,323)	$21,410	$17,028	$(6,174)
2011	13,007	(4,478)	17,809	9,262	(9,586)
2010	1,875	(5,947)	14,780	2,602	(9,560)
Net Earnings (Loss) Per Share
2012 Basic	$1.79	$(0.13)	$1.18	$0.96	$(0.49)
Diluted	1.72	(0.13)	1.15	0.92	(0.49)
2011 Basic	0.71	(0.25)	0.98	0.51	(0.52)
Diluted	0.70	(0.25)	0.97	0.50	(0.52)
2010 Basic	0.10	(0.33)	0.81	0.14	(0.52)
Diluted	0.10	(0.33)	0.81	0.14	(0.52)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Executive Level Overview

We continued our improvement in net sales and profitability in fiscal 2012. Fiscal 2012 net sales increased 26.0% to $585.3 million from $464.7 million in fiscal 2011. Fiscal 2012 net earnings increased 130% to $29.9 million or $1.72 per diluted share compared to net earnings of $13.0 million or $0.70 per diluted share in fiscal 2011. The increase in net sales was due to increased net sales for all product lines. During the fiscal year, gross margins improved 47 basis points, operating expenses as a percent of sales decreased to 14.5%, and operating profits increased 153% to $45.9 million from $18.1 million.

We experienced poor snow conditions in parts of North America during the fourth quarter, which impacted North American retail sales for the snowmobile industry and resulted in overall industry retail sales decreasing by 4% for the year. However, with the 23 new snowmobile models we launched during the year, we were able to increase our year-over-year North American retail sales slightly. We also experienced strong sales in our international markets. An area that was negatively impacted due to the snow conditions was our North American dealer inventory, where we did see a 4% increase in year-over-year inventory, as retail sales were not as strong as expected in the fourth quarter. The entire increase in inventory was in the U.S. market, as our Canadian dealers did see a year-over-year decrease in their inventory. As we look forward to next year, we believe snowmobile industry retail sales will grow between 0% and 2% and with the expected increase in industry retail sales and the launch of five new snowmobile models that were introduced at our dealer show in March 2012, combined with the 23 new models we launched in fiscal 2012, we would expect to gain additional market share during fiscal 2013.

Regarding our ATV business, reducing dealer inventory was again a key focus during the year and we were successful in reducing our North American dealer inventory of ATVs and ROVs by 22%. As we look ahead to fiscal year 2013, we will not be looking to further reduce our dealer inventory. ATV industry retail sales for North America decreased again in fiscal 2012 as retail sales decreased by 8%. However, the industry did see positive growth in the fourth quarter as industry sales increased 7% for the first time since prior to the recession. For the fourth quarter, our retail sales grew faster than the market and we gained market share. Our ROV business, excluding the Wildcat, continued to perform well and achieved double-digit year-over-year growth for both the quarter and for the year. The key driver in the side-by-side growth was the HDX heavy-duty utility vehicle, which was launched in fiscal year 2011. The highlight of the year for the ATV business was the December launch of the Wildcat. The Wildcat has an industry-leading 18 inches of rear travel suspension, electronic power steering, exoskeleton chassis, LED lights front and rear and a 1,000 cc engine. As we look forward to fiscal year 2013, we believe the ATV industry retail sales will start to rebound but will decrease slightly between 0% and 5%, while ROV sales will continue to show positive growth.

Reviewing fiscal 2012 net sales: Snowmobile sales increased 38% in fiscal 2012 to $250.4 million from $182.0 million in fiscal 2011, primarily due to increased U.S. and international snowmobile shipments. Snowmobiles comprised 43% of our net sales in fiscal 2012. ATV sales increased 25% in fiscal 2012 to $226.9 million from $181.1 million in fiscal 2011. ATV net sales comprised 39% of our net sales in fiscal 2012. Parts, garments and accessories sales increased 6% in fiscal 2012 to $107.9 million from $101.6 million in fiscal 2011, primarily due to increased snowmobile related parts, garments and accessories. Parts, garments and accessories sales were 18% of our net sales in fiscal 2012.

Near the end of third quarter, on December 22, 2011, we repurchased all of Suzuki Motor Corporation’s 6.1 million share ownership of Arctic Cat Class B common stock. The $79.3 million stock buyback was funded entirely with existing cash. As previously announced, Suzuki will continue to supply snowmobile engines to us through the 2014 model year, as well as engine parts to service engines for seven years after that. We will move snowmobile engine manufacturing to our St. Cloud, Minnesota facility, where we have manufactured ATV engines since 2007.

Results of Operations

Product Line Sales for the Fiscal Year Ended March 31,

($ in thousands)	2012	Percent of Net Sales	2011	Percent of Net Sales	Change 2012 vs. 2011	2010	Percent of Net Sales	Change 2011 vs. 2010
Snowmobile	$250,438	42.8%	$181,965	39.2%	37.6%	$162,918	36.1%	11.7%
ATV	226, 891	38.8%	181,050	39.0%	25.3%	187,953	41.7%	(3.7)%
Parts, garments & accessories	107,939	18.4%	101,636	21.8%	6.2%	99,857	22.2%	1.8%

Net Sales	$585,268	100.0%	$464,651	100.0%	26.0%	$450,728	100.0%	3.1%

Product Line Sales. During fiscal 2012, net sales increased 26.0% to $585.3 million from $464.7 million in fiscal 2011. Snowmobile unit volume increased 27.5%, ATV unit volume increased 16.2%, and parts, garments and accessories sales increased $6.3 million. The increase in net sales is mainly due to increased sales of snowmobiles, Wildcat ROVs, and international ATVs. In addition increased sales of ATV parts, Wildcat ROV and snowmobile accessories and garments contributed to the sales increase. During fiscal 2011, net sales increased 3.1% to $464.7 million from $450.7 million in fiscal 2010. Snowmobile unit volume increased 14.9%, ATV unit volume increased 0.3%, and parts, garments and accessories sales increased $1.8 million. The increase in net sales is mainly due to U.S. and international sales increases on snowmobiles and related parts, garments and accessories.

Cost of Goods Sold for the Fiscal Year Ended March 31,

($ in thousands)	2012	Percent of Net Sales	2011	Percent of Net Sales	Change 2012 vs. 2011	2010	Percent of Net Sales	Change 2011 vs. 2010
Snowmobiles & ATV units	$388,523	66.4%	$302,783	65.2%	28.3%	$309,217	68.6%	(2.1)%
Parts, garments & accessories	66,126	11.3%	60,359	13.0%	9.6%	58,275	12.9%	3.6%

Total Cost of Goods Sold	$454,649	77.7%	$363,142	78.2%	25.2%	$367,492	81.5%	(1.2)%

Cost of Goods Sold. During fiscal 2012 cost of sales increased 25.2% to $454.6 million from $363.1 million for fiscal 2011. Fiscal 2012 snowmobile and ATV unit cost of sales increased 28.3% to $388.5 million from $302.8 million due primarily to increased sales. The unit cost of sales as a percentage of sales improved to 81.4% from 83.4% primarily due to increased unit volume, pricing and product mix. The fiscal 2012 cost of sales for parts, garments and accessories increased to $66.1 million from $60.4 million for fiscal 2011 due primarily to increased sales. Fiscal 2011 cost of sales decreased 1.2% to $363.1 million from $367.5 million for fiscal 2010. Fiscal 2011 snowmobile and ATV unit cost of sales decreased 2.1% to $302.8 million from $309.2 million due primarily to ongoing efforts to reduce the cost of our products and distribution costs. The fiscal 2011 cost of sales for parts, garments and accessories increased to $60.4 million from $58.3 million for fiscal 2010 due primarily to increased sales.

Gross Profit for the Fiscal Year Ended March 31,

($ in thousands)	2012	2011	Change 2012 vs. 2011	2010	Change 2011 vs. 2010
Gross Profit Dollars	$130,619	$101,509	28.7%	$83,236	22.0%
Percentage of Net Sales	22.3%	21.8%	0.5%	18.5%	3.3%

Gross Profit. Gross profit increased 28.7% to $130.6 million in fiscal 2012 from $101.5 million in fiscal 2011. The gross profit percentage for fiscal 2012 increased to 22.3% versus 21.8% in fiscal 2011. The 47 basis point increase in the fiscal 2012 gross profit percentage was primarily due to increased unit volume, pricing and product mix. Gross profit increased 22.0% to $101.5 million in fiscal 2011 from $83.2 million in fiscal 2010. The gross profit percentage for fiscal 2011 increased to 21.8% versus 18.5% in fiscal 2010. The increase in the fiscal 2011 gross profit percentage was primarily due to product cost reductions, price increases and a favorable Canadian dollar exchange rate.

Operating Expenses for the Fiscal Year Ended March 31,

($ in thousands)	2012	2011	Change 2012 vs. 2011	2010	Change 2011 vs. 2010
Selling & Marketing	$36,549	$33,540	9.0%	$33,929	(1.1)%
Research & Development	17,862	15,029	18.9%	12,926	16.3%
General & Administrative	30,318	34,805	(12.9)%	35,045	(0.7)%

Total Operating Expenses	$84,729	$83,374	1.6%	$81,900	1.8%

Percentage of Net Sales	14.5%	17.9%		18.2%

Operating Expenses. Selling and Marketing expenses increased 9.0% to $36.5 million in fiscal 2012 from $33.5 million in fiscal 2011, primarily due to increased snowmobile and ATV selling and marketing expenses. Selling and Marketing expenses decreased 1.1% to $33.5 million in fiscal 2011 from $33.9 million in fiscal 2010, primarily due to lower ATV marketing expenses. Research and Development expenses increased 18.9% to $17.9 million in fiscal 2012 compared to $15.0 million in fiscal 2011, due primarily to higher compensation and development expenses. Research and Development expenses increased 16.3% to $15.0 million in fiscal 2011 compared to $12.9 million in fiscal 2010, due primarily to higher compensation and development expenses. General and Administrative expenses decreased 12.9% to $30.3 million in fiscal 2012 from $34.8 million in fiscal 2011, due primarily to increased Canadian hedge benefits offset by higher compensation costs. General and Administrative expenses decreased 0.7% to $34.8 million in fiscal 2011 from $35.0 million in fiscal 2010, due primarily to decreased Canadian hedge costs offset by higher compensation costs.

Other Income/Expense. Interest income decreased to $86,000 in fiscal 2012 from $107,000 in fiscal 2011. Interest expense decreased to $8,000 in fiscal 2012 from $11,000 in fiscal 2011. Interest income was primarily affected by the lower cash levels at the end of the 2012 fiscal year compared to last year due to the $79.3 million repurchase of our stock from Suzuki in December 2011. Interest expense is lower due to lower borrowing levels primarily driven by our improved cash levels. Interest income increased from $12,000 in fiscal 2010 to $107,000 in fiscal 2011. Interest expense decreased from $250,000 in fiscal 2010 to $11,000 in fiscal 2011. Interest income was primarily affected by the lower cash levels at the beginning of the 2011 fiscal year compared to the prior year as well as lower interest rates during fiscal 2011. Interest expense was lower due to lower borrowing levels primarily driven by reduced inventory levels and our improved cash levels.

Net Earnings. Fiscal 2012 net earnings were $29.9 million, or $1.72 per diluted share, versus net earnings of $13.0 million, or $0.70 per diluted share, for fiscal 2011. Net earnings as a percentage of net sales were 5.1% and 2.8% in fiscal 2012 and 2011, respectively. The increased earnings are attributable to improved gross margin and continued efforts to control operating expenses. Fiscal 2011 net earnings were $13.0 million, or $0.70 per diluted share, compared to net earnings of $1.9 million, or $0.10 per share, for fiscal 2010. Net earnings as a percentage of net sales were 2.8% and 0.4% in fiscal 2011 and 2010, respectively. The increased earnings are attributable to improved gross margin and continued efforts to control operating expenses.

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

Revenue Recognition

We recognize revenue and provide for estimated marketing and sales incentive costs when products are shipped to dealers and distributors pursuant to their order, the price is fixed and collection is reasonably assured. We have agreements with finance companies to repurchase products repossessed up to certain limits. Our financial exposure to repurchase products is limited to the difference between the amount paid to the finance company and the resale value of the repossessed products. Historically, we have not incurred material losses as a result of repurchases nor have we provided a financial reserve for repurchases. Adverse changes in retail sales could cause this situation to change.

Marketing and Sales Incentive Costs

We provide for various marketing and sales incentive costs which are offered to our dealers and consumers at the later of when the revenue is recognized or when the marketing and sales incentive program is approved and communicated. Examples of these costs include: dealer and consumer rebates, dealer floorplan financing assistance and other incentive and promotion programs. Adverse market conditions resulting in lower than expected retail sales or the matching of competitor programs could cause accrued marketing and incentive costs to materially increase if we authorize and communicate new programs to our dealers. We estimate marketing and sales incentive costs based on expected usage and historical experience. The accrual for marketing and sales incentive costs at March 31, 2012 and 2011 was $11.0 million and $9.4 million, respectively, and is included in accrued expenses in our balance sheet. The increase in this accrual was a result of current announced and communicated marketing and sales incentive programs and retail market conditions. Historically, marketing and sales incentive program expenses have been within our expectations. To the extent current experience differs with previous estimates the accrued liability for marketing and sales incentives is adjusted accordingly.

Product Warranties

We generally provide a limited warranty to the owner of snowmobiles for 12 months from the date of consumer registration and for six months on ATVs. We provide for estimated warranty costs at the time of sale based on historical rates and trends and make subsequent adjustments to this estimate as actual claims become known or the amounts are determinable. Adverse changes in actual warranty costs compared to our initial estimates could cause accrued warranty costs to materially change. The accrual for warranty costs was

$18.5 million and $14.1 million at March 31, 2012 and 2011, respectively. Historically, actual warranty costs have been within our expectations.

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

Product Liability and Litigation

We are subject to product liability claims and other litigation in the normal course of business. We maintain insurance for product liability claims although we retain a self-insured retention accrual within the balance sheet caption “Insurance” within accrued expenses. The estimated costs resulting from any losses not covered by insurance are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.

We utilize historical trends and other analysis to assist in determining the appropriate loss estimate. Adverse changes in the final determination of product liability or other claims made against us could have a material impact on our financial condition. Historically, actual product liability and litigation costs have been within our expectations.

Stock-Based Compensation

We recognize stock-based compensation based on certain assumption inputs within the Black-Scholes Model. These assumption inputs are used to determine an estimated fair value of stock-based payment awards on the date of grant and require subjective judgment. We assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation on a regular basis. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we employ different assumptions, the amount of compensation expense may differ significantly from what was recorded in the current period.

Liquidity and Capital Resources

The seasonality of our snowmobile and ATV production cycles generates significant fluctuations in our working capital requirements during the year. The following table represents net sales and ending inventories by each quarter in the fiscal years ended March 31, 2012 and 2011.

	First	Second	Third	Fourth	Total
2012 Net Sales
Snowmobile	$17,361	$114,670	$125,227	$(6,820)	$250,438
ATV	37,899	58,789	54,432	75,771	226,891
PG&A	19,670	31,370	27,363	29,536	107,939

Total Net Sales	$74,930	$204,829	$207,022	$98,487	$585,268

Inventories	$86,521	$103,649	$87,867	$98,702

	First	Second	Third	Fourth	Total
2011 Net Sales
Snowmobile	$17,105	$91,525	$77,822	$(4,487)	$181,965
ATV	27,833	56,641	48,559	48,017	181,050
PG&A	18,468	27,646	25,595	29,927	101,636

Total Net Sales	$63,406	$175,812	$151,976	$73,457	$464,651

Inventories	$88,069	$95,894	$77,150	$61,478

As a result of increased fourth quarter net sales and fiscal 2013 first quarter production, our finished goods inventory balance increased as of March 31, 2012 compared with March 31, 2011. Historically, we have financed our working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. We believe current available cash and cash generated from operations together with working capital financing through our available line of credit will provide sufficient funds to finance operations on a short and long-term basis. However, there can be no assurance that adequate working capital financing arrangements will remain available or that the costs and other terms of such new financing arrangements will not be significantly less favorable to us than has historically been available.

Cash and Short-Term Investments

Cash and short-term investments decreased to $62,597,000 at March 31, 2012 from $125,113,000 at March 31, 2011 mainly due to the $79.3 million repurchase of all of Suzuki’s 6.1 million ownership of Arctic Cat Class B common stock during the third quarter. Our cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when our snowmobile and spring ATV production cycles begin. Our investment objectives are first, safety of principal and second, rate of return.

Financing Arrangements and Cash Flows

We have operated since November 2009 under a $60,000,000 secured bank credit agreement for the documentary and stand-by letters of credit and for working capital purposes. We may borrow up to $60,000,000 during June through November and up to $45,000,000 during all other months of the fiscal year. The total letters of credit issued at March 31, 2012 were $14,228,000 of which $11,279,000 was issued to Suzuki for engine and service parts purchases.

We have agreements with GE Commercial Distribution Finance in the United States and TCF Commercial Finance Canada in Canada to provide snowmobile, ATV and ROV floorplan financing for our dealers. These agreements improve our liquidity by financing dealer purchases of products without requiring substantial use of our working capital. We are paid by the floorplan company’s shortly after shipment and as part of our marketing programs, we pay the floorplan financing of our dealers for certain set time periods depending on the size of a dealer’s order.

The financing agreements require repurchase of repossessed new and unused units and set limits upon our potential liability for annual repurchases. The aggregate potential liability was approximately $74,050,000 at March 31, 2012. We have incurred no material losses under these agreements. We believe current available cash and cash generated from operations provide sufficient funding in the event there is a requirement to perform under these guarantee and repurchase agreements. The financing agreements also have loss sharing provisions should any dealer default whereby the Company shares certain losses with the floorplan finance companies. The potential liability to the Company under these provisions is approximately $6.7 million at March 31, 2012.

In fiscal 2012, we invested $14,993,000 in capital expenditures. We expect that capital expenditures will increase to approximately $19,000,000 in fiscal 2013. Since 1996, we have repurchased over 17,000,000 shares of our common stock. There is approximately $5,672,000 remaining on the January 2008 share repurchase authorization. We believe that cash generated from operations and available cash will be sufficient to meet our working capital and capital expenditure requirements on a short and long-term basis.

Contractual Obligations

The following table summarizes our significant future contractual obligations at March 31, 2012 (in millions):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 years
Operating Lease Obligations	$0.6	$0.2	$0.4	—	—
Purchase Obligations(1)	54.9	54.9	—	—	—

Total Contractual Obligations	$55.5	$55.1	$0.4	—	—

(1)	We have outstanding purchase obligations with suppliers and vendors at March 31, 2012 for raw materials and other supplies as part of the normal course of business.

Certain Information Concerning Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Annual Report on Form 10-K, as well as our annual report to shareholders and future filings with the Securities and Exchange Commission, our press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements, including statements related to our fiscal 2013 outlook. In particular, these include, among others, statements relating to our anticipated capital expenditures, product introductions, the effect of weather conditions and dealer ordering processes on our net sales, legal proceedings, our expectations regarding financing arrangements, our wholesale and retail sales and market share expectations, inventory levels, industry wholesale and retail sales expectations, depreciation and amortization expense, dividends, sufficiency of funds to finance our operations and capital expenditures, raw material and component supply expectations, adequacy of insurance, and the effect of regulations on us and our industry and our compliance with such regulations. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to the risk factors described in Item 1A of this Annual Report on Form 10-K. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates and Interest Rates

During fiscal 2012, approximately 10% of our total cost of goods sold was purchased from Japanese yen denominated suppliers. The majority of these purchases were made from Suzuki, which supplies engines for our snowmobiles. We have an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. This agreement renews annually. During fiscal 2012, the exchange rate fluctuation between the U.S. dollar and the Japanese yen had a modest negative impact on our operating results.

Sales to Canadian dealers are made in Canadian dollars with the U.S. dollar serving as the functional currency. During fiscal 2012, sales to Canadian dealers comprised 33.4% of total net sales. During fiscal 2012, the exchange rate fluctuation between the U.S. dollar and the Canadian dollar had a modest impact on operating profits. During fiscal 2012, we utilized cash flow hedges to mitigate the variability in Canadian exchange rate changes relating to Canadian dollar fund transfers to the United States. At March 31, 2012 we have Canadian dollar forward exchange contracts outstanding with a notional amount of $142,661,000.

Sales to European on-road ATV dealers and distributors are made in Euros with the Euro serving as the functional currency. During fiscal 2012, sales to European on-road ATV dealers comprised 6.7% of total net sales. During fiscal 2012, the exchange rate fluctuation between the U.S. dollar and the Euro had no significant impact on operating profits. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of available-for-sale debt securities approximate related fair value and the associated market risk is not deemed to be significant.

We are a party to a secured bank line of credit arrangement under which we currently may borrow an aggregate of up to $60,000,000. The total letters of credit issued, under this arrangement, at March 31, 2012 were $14,228,000 of which $11,279,000 was issued to Suzuki for engine and service parts purchases. Interest is charged at variable rates based on either LIBOR or the prime rate. Because the interest rate risk related to the line of credit is not deemed to be significant, we do not actively manage this exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements, Notes, and Report of Independent Registered Public Accounting Firm appear on pages 32 through 50. Quarterly financial data appears in Item 6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in 1934 Act Rule 13a-15(e)) pursuant to Rule13a-15 under the 1934 Act as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in internal controls over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the assessment management believes that, as of March 31, 2012, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears on the following page.

ITEM 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Arctic Cat Inc.

We have audited Arctic Cat Inc. (a Minnesota Corporation) and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arctic Cat Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arctic Cat Inc. and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2012 and our report dated June 8, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

June 8, 2012

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the headings “Election of Directors,” “Corporate Governance,” “Audit Committee Report” and “Beneficial Ownership of Capital Stock—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 8, 2012, is incorporated herein by reference.

Pursuant to instruction 3 to Item 401(b) of Regulation S-K, information as to our executive officers is set forth in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information included under the headings “Compensation Discussion and Analysis,” “Corporate Governance—Compensation and Human Resources Committee Interlocks and Insider Participation” and “Executive Compensation and Other Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 8, 2012, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the heading “Beneficial Ownership of Capital Stock” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 8, 2012, is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information regarding our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing compensation plans as of March 31, 2012, consisting of our 1989 Stock Option Plan, 1995 Stock Plan, 2002 Stock Plan and 2007 Omnibus Stock and Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,504,677	$13.84	2,852,622
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,504,677	$13.84	2,852,622

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information included under the headings “Corporate Governance—Policies and Procedures Regarding Related Person Transactions” and “Corporate Governance—Director Independence” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 8, 2012, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information included under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non Audit Fees” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 8, 2012 is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of report

1.	Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Annual Report on Form 10-K:

		Form 10-K Reference Page
(i)	Consolidated Balance Sheets as of March 31, 2012 and 2011	32
(ii)	Consolidated Statements of Operations for the years ended March 31, 2012, 2011 and 2010	33
(iii)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended March 31, 2012, 2011 and 2010	34
(iv)	Consolidated Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010	35
(v)	Notes to Consolidated Financial Statements	36-49
(vi)	Report of Independent Registered Public Accounting Firm	50

2.	Schedules filed as part of this Annual Report on Form 10-K.

The information required to be disclosed within Schedule II—Valuation and Qualifying Accounts is provided within the Consolidated Financial Statements of the Company, filed as part of this Form 10-K.

3.	Exhibits

		Method of Filing
3(a)	Amended and Restated Articles of Incorporation of the Company	(3)
3(b)	Restated By-Laws of the Company	(1)(9)
4(a)	Form of specimen common stock certificate	(1)
10(a)	Purchase/Supply Agreement dated March 1, 1985 between Suzuki Motor Co., Ltd. and the Company, and related Agreement on Implementation of Warranty Provision, which agreement terminates on December 31, 2013	(1)(12)
10(b)*	Form of Employment Agreement between the Company and each of its executive officers	(1)
10(c)*	2002 Stock Plan	(5)
10(d)*	Form of Incentive Stock Option Agreement for 2002 Stock Plan	(6)
10(e)*	Form of Non-Qualified Stock Option Agreement for 2002 Stock Plan	(6)
10(f)*	Form of Director Non-Qualified Stock Option Agreement for 2002 Stock Plan	(6)
10(g)*	2007 Omnibus Stock and Incentive Plan	(7)
10(h)*	Second Amendment to 2007 Omnibus Stock and Incentive Plan	(15)
10(i)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors for 2007 Omnibus Stock and Incentive Plan	(15)
10(j)*	Form of Restricted Stock Unit Agreement for Executive Officers for 2007 Omnibus Stock and Incentive Plan	(15)
10(k)*	Form of Incentive Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(7)
10(l)*	Form of Non-Qualified Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(7)

		Method of Filing
10(m)*	Form of Amended Director Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(15)
10(n)*	Form of Restricted Stock Agreement for 2007 Omnibus Stock and Incentive Plan	(8)
10(o)*	Form of Stock-Settled Appreciation Rights Agreement for 2007 Omnibus Stock and Incentive Plan	(8)
10(p)	Vendor Agreement dated October 14, 2009, between the Company, Arctic Cat Sales Inc. and GE Commercial Distribution Finance Corporation	(10)
10(q)	Amendment No. 1 dated October 20, 2009 to Vendor Agreement between the Company, Arctic Cat Sales, Inc., and GE Commercial Distribution Finance Corporation dated October 14, 2009.	(10)
10(r)	Loan and Security Agreement dated November 10, 2009, between the Company and certain of its subsidiaries, and certain financial institutions as lenders and Bank of America, N.A. as lender and administrative agent for the lenders	(11)
10(s)*	Amended and Restated Employment Agreement dated October 27, 2010 between the Company and Claude J. Jordan.	(13)
10(t)	Amendment No. 3 dated September 30, 2010 to Vendor Agreement between the Company, Arctic Cat Sales, Inc., and GE Commercial Distribution Finance Corporation dated October 14, 2009.	(14)
10(u)	Stock Repurchase Agreement dated December 22, 2011 between Suzuki Motor Company and the Company.	(4)
21	Subsidiaries of the Registrant	(2)
23	Consent of Independent Registered Public Accounting Firm	(2)
31.1	Section 302 Certification of Chief Executive Officer	(2)
31.2	Section 302 Certification of Chief Financial Officer	(2)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)
101	Financial statements from the annual report on Form 10-K of the Company for the year ended March 31, 2012, formatted in XBLR: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements tagged as blocks of text.	+

(b)	Exhibits

Reference is made to Item 15(a) 3.

(c)	Schedules

Reference is made to Item 15(a) 2.

*	Management compensatory plan or arrangement.
+	Furnished with this Annual Report on Form 10-K.
(1)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984).
(2)	Filed with this Annual Report on Form 10-K.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K to be filed December 28, 2011.

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration on Form S-8 filed with the SEC on September 6, 2002.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 7, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 19, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 20, 2009.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 13, 2009.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 10, 2010.
(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 28, 2010.
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2010.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 5, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

ARCTIC CAT INC.

Date: June 8, 2012	/s/ CLAUDE J. JORDAN Claude J. Jordan President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Date
/s/ CLAUDE J. JORDAN	June 8, 2012
Claude J. Jordan President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ TIMOTHY C. DELMORE	June 8, 2012
Timothy C. Delmore Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ CHRISTOPHER A. TWOMEY	June 8, 2012
Christopher A. Twomey Chairman of the Board of Directors

/s/ TONY J. CHRISTIANSON	June 8, 2012
Tony J. Christianson, Director

/s/ D. CHRISTIAN KOCH	June 8, 2012
D. Christian Koch, Director

/s/ SUSAN LESTER	June 8, 2012
Susan Lester, Director

/s/ GREGG A. OSTRANDER	June 8, 2012
Gregg A. Ostrander, Director

/s/ KENNETH J. ROERING	June 8, 2012
Kenneth Roering, Lead Director

ARCTIC CAT INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$24,138,000	$14,700,000
Short-term investments	38,459,000	110,413,000
Accounts receivable, less allowances	28,073,000	23,732,000
Inventories	98,702,000	61,478,000
Prepaid expenses	3,173,000	4,048,000
Income taxes receivable	3,913,000	—
Deferred income taxes	16,402,000	17,669,000

Total current assets	212,860,000	232,040,000

Property and Equipment
Machinery, equipment and tooling	146,338,000	195,189,000
Land, building and improvements	29,196,000	28,924,000

	175,534,000	224,113,000
Less accumulated depreciation	134,366,000	184,883,000

	41,168,000	39,230,000
Other assets	1,388,000	1,636,000

	$255,416,000	$272,906,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$61,210,000	$41,666,000
Accrued expenses	52,825,000	44,398,000
Income taxes payable	—	1,380,000

Total current liabilities	114,035,000	87,444,000
Deferred income taxes	2,909,000	2,426,000
Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock—Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding: 13,055,887 at March 31, 2012 and 12,199,271 at March 31, 2011	131,000	122,000
Class B common stock, par value $.01; Shares authorized: none at March 31, 2012 and 7,560,000 at March 31, 2011; shares issued and outstanding; none at March 31, 2012 and 6,102,000 at March 31, 2011	—	61,000
Additional paid-in-capital	13,233,000	7,280,000
Accumulated other comprehensive loss	(2,708,000)	(1,920,000)
Retained earnings	127,816,000	177,493,000

Total shareholders’ equity	138,472,000	183,036,000

	$255,416,000	$272,906,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2012	2011	2010
Net sales
Snowmobile & ATV units	$477,329,000	$363,015,000	$350,871,000
Parts, garments, & accessories	107,939,000	101,636,000	99,857,000

Total net sales	585,268,000	464,651,000	450,728,000

Cost of goods sold
Snowmobile & ATV units	388,523,000	302,783,000	309,217,000
Parts, garments, & accessories	66,126,000	60,359,000	58,275,000

Total cost of goods sold	454,649,000	363,142,000	367,492,000

Gross profit	130,619,000	101,509,000	83,236,000
Operating expenses
Selling & marketing	36,549,000	33,540,000	33,929,000
Research & development	17,862,000	15,029,000	12,926,000
General & administrative	30,318,000	34,805,000	35,045,000

Total operating expenses	84,729,000	83,374,000	81,900,000

Operating profit	45,890,000	18,135,000	1,336,000
Other income (expense)
Interest income	86,000	107,000	12,000
Interest expense	(8,000)	(11,000)	(250,000)

Total other income (expense)	78,000	96,000	(238,000)

Earnings before incomes taxes	45,968,000	18,231,000	1,098,000
Income tax expense (benefit)	16,027,000	5,224,000	(777,000)

Net earnings	$29,941,000	$13,007,000	$1,875,000

Net earnings per share
Basic	$1.79	$0.71	$0.10

Diluted	$1.72	$0.70	$0.10

Weighted average shares outstanding
Basic	16,721,000	18,232,000	18,220,000

Diluted	17,458,000	18,539,000	18,291,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended March 31,	Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balances at March 31, 2009	11,987,485	$120,000	6,102,000	$61,000	$2,568,000	$(512,000)	$162,611,000	$164,848,000
Restricted stock awards	140,500	1,000	—	—	(1,000)	—	—	—
Restricted stock forfeited	(2,000)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,486,000	—	—	2,486,000
Comprehensive income:
Net earnings	—	—	—	—	—	—	1,875,000	1,875,000
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	244,000	—	244,000
Foreign currency adjustment	—	—	—	—	—	(2,114,000)	—	(2,114,000)

Total comprehensive income								5,000

Balances at March 31, 2010	12,125,985	121,000	6,102,000	61,000	5,053,000	(2,382,000)	164,486,000	167,339,000
Exercise of stock options	184,869	2,000	—	—	726,000	—	—	728,000
Tax benefits from stock options exercised	—	—	—	—	745,000	—	—	745,000
Repurchase of common stock	(183,953)	(2,000)	—	—	(2,417,000)	—	—	(2,419,000)
Restricted stock awards	78,500	1,000	—	—	(1,000)	—	—	—
Restricted stock forfeited	(6,130)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,174,000	—	—	3,174,000
Comprehensive income:
Net earnings	—	—	—	—	—	—	13,007,000	13,007,000
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(1,147,000)	—	(1,147,000)
Foreign currency adjustment	—	—	—	—	—	1,609,000	—	1,609,000

Total comprehensive income								13,469,000

Balances at March 31, 2011	12,199,271	122,000	6,102,000	61,000	7,280,000	(1,920,000)	177,493,000	183,036,000
Exercise of stock options	1,917,480	20,000	—	—	20,210,000	—	—	20,230,000
Tax benefits from stock options exercised	—	—	—	—	10,576,000	—	—	10,576,000
Repurchase of common stock	(1,088,390)	(11,000)	—	—	(26,834,000)	—	—	(26,845,000)
Repurchase of common stock Class B	—	—	(6,102,000)	(61,000)	—	—	(79,618,000)	(79,679,000)
Restricted stock awards	29,276	—	—	—	—	—	—	—
Restricted stock forfeited	(1,750)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,001,000	—	—	2,001,000
Comprehensive income:
Net earnings	—	—	—	—	—	—	29,941,000	29,941,000
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	1,182,000	—	1,182,000
Foreign currency adjustment	—	—	—	—	—	(1,970,000)	—	(1,970,000)

Total comprehensive income								29,153,000

Balances at March 31, 2012	13,055,887	$131,000	—	—	$13,233,000	$(2,708,000)	$127,816,000	$138,472,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2012	2011	2010
Cash flows from operating activities
Net earnings	$29,941,000	$13,007,000	$1,875,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	13,045,000	15,816,000	22,779,000
Loss on the disposal of assets	16,000	105,000	144,000
Deferred income tax expense (benefit)	1,026,000	(3,194,000)	(3,577,000)
Stock-based compensation expense	2,001,000	3,174,000	2,486,000
Changes in operating assets and liabilities
Trading securities	71,954,000	(71,162,000)	(39,082,000)
Accounts receivable, less allowances	(4,492,000)	5,543,000	9,400,000
Inventories	(38,547,000)	20,587,000	40,003,000
Prepaid expenses	864,000	345,000	205,000
Accounts payable	21,200,000	2,879,000	(7,668,000)
Accrued expenses	8,585,000	9,238,000	(585,000)
Income taxes	(4,864,000)	(1,461,000)	3,335,000

Net cash provided by (used in) operating activities	100,729,000	(5,123,000)	29,315,000
Cash flows from investing activities
Purchases of property and equipment	(14,993,000)	(11,761,000)	(6,540,000)
Proceeds from the sale of assets	201,000	87,000	—

Net cash used in investing activities	(14,792,000)	(11,674,000)	(6,540,000)
Cash flows from financing activities
Checks written in excess of bank balance	—	—	221,000
Proceeds (payments) from issuance of common stock	(6,615,000)	728,000	—
Tax benefit from stock option exercises	10,576,000	745,000	—
Repurchase of common stock	(79,679,000)	(2,419,000)	—

Net cash provided by (used in) financing activities	(75,718,000)	(946,000)	221,000
Effect of exchange rate changes on cash and cash equivalents	(781,000)	632,000	(2,429,000)

Net increase (decrease) in cash and cash equivalents	9,438,000	(17,111,000)	20,567,000
Cash and cash equivalents at beginning of year	14,700,000	31,811,000	11,244,000

Cash and cash equivalents at end of year	$24,138,000	$14,700,000	$31,811,000

Supplemental disclosure of cash payments for:
Income taxes	$9,541,000	$9,179,000	$1,935,000
Interest	$8,000	$11,000	$250,000

Supplemental disclosure of non-cash investing and financing activities:

As of March 31, 2012 and 2011, the unrealized gain (loss) on derivative instruments, net of tax was $1,182,000 and $(1,147,000).

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012, 2011 and 2010

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Arctic Cat Inc. (the “Company”) operates in a single industry segment and designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) under the Arctic Cat® brand name, and related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota. The Company’s products are sold through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors in Europe, Russia, South America, the Middle East, Asia and other international markets.

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

Cash and Cash Equivalents

The Company considers highly liquid temporary investments with an original maturity of three months or less when purchased or variable rate demand notes with put options exercisable in three months or less to be cash equivalents. Cash and cash equivalents consist primarily of commercial paper and put bonds. At times, certain bank deposits may be in excess of federally insured limits. As of March 31, 2012 and 2011, the Company had approximately $10,294,000 and $11,928,000, respectively, of cash located in foreign banks primarily in Europe and Canada. The Company’s cash management policy provides for bank disbursement accounts to be reimbursed on a daily basis.

Fair Values of Financial Instruments

Except where noted, the carrying value of current financial assets and liabilities approximates their fair value, due to their short-term nature.

Short-Term Investments

Short-term investments are reported at fair value. The Company utilizes the specific identification method in accounting for its short-term investments.

Accounts Receivable

The Company’s accounts receivable balance consists of amounts due from its dealers and certain finance companies. The Company extends credit to its dealers based on an evaluation of the dealers’ financial condition. The Company’s collection exposure relating to accounts receivable amounts due from certain dealer finance companies is limited due to the financial strength of the finance companies and provisions of its existing agreements. Accounts receivable is presented net of an allowance for estimated uncollectible amounts due from its dealers. The Company estimates the uncollectible amounts considering numerous factors, mainly historical trends as well as current available information. The Company’s allowance for uncollectible accounts was

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012, 2011 and 2010

$3,421,000 and $3,647,000 at March 31, 2012 and 2011, respectively. The activity within the allowance for uncollectible accounts for the three years ended March 31, 2012 was not significant. Accounts receivable amounts written off have been within management’s expectations.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Derivative Instruments and Hedging Activities

The Company enters into forward exchange contracts to hedge the variability in foreign exchange rates related to transfers of Canadian dollar funds to the United States of America. The contracts are designated as, and meet the criteria for, cash flow hedges. The Company does not enter into forward contracts for the purpose of trading. Gains and losses on forward contracts are recorded in accumulated other comprehensive income (loss), net of tax, and subsequently reclassified within 12 months into operating expense upon completing transfers of Canadian dollar funds.

As of March 31, 2012, the Company had open Canadian dollar forward exchange contracts, maturing through March 2013 with notional amounts totaling $142,661,000 and the total fair value of $451,000 is included in accounts receivable. As of March 31, 2011, the Company had open Canadian dollar forward exchange contracts, maturing through March 2012 with notional amounts totaling $129,673,000 and the total fair value of $1,456,000 is included in accounts payable. The Company did not enter into any forward contracts in currencies other than the Canadian dollar, in the years ended March 31, 2011 or March 31, 2012. The related amount reported within accumulated other comprehensive income (loss) as of March 31, 2012 and 2011 net of tax was $1,182,000 and $(1,147,000), respectively.

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

Level 1: Quoted prices in active markets for identical assets or liabilities; Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company utilizes the income approach to measure fair value of foreign currency contracts which is based on significant other observable inputs. The asset or liability is measured at fair value on a recurring basis each reporting period end. As of March 31, 2012, the Company’s foreign currency contract fair value was an asset totaling $451,000 and considered a Level 2 measurement. As of March 31, 2011, the Company’s foreign currency contract fair value was a liability totaling $1,456,000 and considered a Level 2 measurement.

Property and Equipment

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using the units of production method for tooling and the straight-line method for all other

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012, 2011 and 2010

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

Intangibles

Identified intangible assets are acquired customer relationships, homologation licenses, and a non-compete agreement. Intangible assets before accumulated amortization were $1,950,000 at March 31, 2012 and 2011. Accumulated amortization was $1,262,000 and $1,169,000 at March 31, 2012 and 2011, respectively. Amortization expense is expected to be approximately $83,000 in fiscal 2013, 2014, 2015, 2016 and 2017.

The changes in the carrying amount of identified intangibles included in other assets for the fiscal years ended March 31, 2012 and 2011 are as follows:

	2012	2011
Balance at April 1,	$781,000	$929,000
Current year amortization	(93,000)	(148,000)

Balance at March 31,	$688,000	$781,000

Product Warranties

The Company generally provides a limited warranty to the owner of snowmobiles for twelve months from the date of consumer registration and for six months on ATVs and ROVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims become known or the amounts are determinable. The following represents changes in the Company’s accrued warranty liability for the fiscal years ended March 31,

	2012	2011	2010
Balance at April 1,	$14,049,000	$14,077,000	$15,702,000
Warranty provision	14,675,000	10,887,000	11,437,000
Warranty claim payments	(10,203,000)	(10,915,000)	(13,062,000)

Balance at March 31,	$18,521,000	$14,049,000	$14,077,000

Insurance

The Company is self-insured for employee medical, workers’ compensation, and product liability claims. Specific stop loss coverages are provided for catastrophic claims. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012, 2011 and 2010

Revenue Recognition

The Company recognizes revenue and provides for estimated marketing and sales incentive costs when products are shipped to dealers and distributors pursuant to their order, the price is fixed and collection is reasonably assured. Shipping and handling costs are recorded as a component of costs of goods sold at the time products are shipped.

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

Dealer Holdback

The Company records a dealer holdback program liability at the time certain products are shipped to its dealers. If the products subject to the holdback program are sold within the program time period, the Company refunds a portion of the original sale price, referred to as dealer holdback, to the dealer. The Company’s dealer holdback program liability, included within accounts payable, was $14,500,000 and $13,722,000 as of March 31, 2012 and 2011, respectively.

Research and Development

Research and development costs are expensed as incurred and are reported as a component of selling, general and administrative expenses. Research and development expense was $17,862,000, $15,029,000 and $12,926,000 during fiscal 2012, 2011 and 2010, respectively.

Advertising

The Company expenses advertising costs as incurred, except for cooperative advertising obligations arising related to the sale of the Company’s products to its dealers. The estimated cost of cooperative advertising, which the dealer is required to support, is recorded as marketing expense at the time the product is sold. Cooperative advertising was $2,900,000, $2,355,000 and $2,390,000 in fiscal 2012, 2011 and 2010, respectively. Total advertising expense, including cooperative advertising, was $17,225,000, $15,507,000 and $16,063,000 in fiscal 2012, 2011 and 2010, respectively.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012, 2011 and 2010

Stock-based Compensation

The Company accounts for stock-based compensation plans and measures and recognizes compensation expense for all stock-based payment awards to employees and directors based on estimated fair values.

At March 31, 2012, the Company had stock-based compensation plans, all previously approved by the shareholders. Stock options and restricted stock awards granted under these plans generally vest ratably over one to three years of service. Stock options have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined in the plans. At March 31, 2012, the Company had 2,852,622 shares available for future grant under its stock option plans.

At March 31, 2012, the Company had $1,977,000 of unrecognized compensation costs related to non-vested stock options and restricted stock awards that are expected to be recognized over a weighted average period of approximately two years.

For the fiscal years ended March 31, 2012, 2011 and 2010, the Company recorded stock-based compensation expense of $2,001,000, $3,174,000 and $2,486,000, respectively, which has been included in selling, general and administrative expenses. The Company’s total stock-based compensation related expense reduced both basic and diluted earnings per share by $0.08, $0.12 and $0.08 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

The total income tax benefit from the exercise of stock options classified as financing cash flows was $10,576,000 for fiscal year ended March 31, 2012. The total income tax benefit from the exercise of stock options classified as financing cash flows was $745,000 for fiscal year ended March 31, 2011. There was no income tax benefit from the exercise of stock options classified as financing cash flows in fiscal year ended March 31, 2010.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to estimate the fair value of options:

	2012	2011	2010
Assumptions:
Dividend yield	1.0%	0.0%	0.0%
Average term	5 years	5 years	5 years
Volatility	42%	39%	32%
Risk-free rate of return	2.1%	2.9%	3.3%

The weighted average fair value of options granted during each of the following years ended March 31:

	2012	2011	2010
Fair value of options granted	$6.04	$5.00	$5.27

See Note J for additional disclosures regarding stock option plans.

Net Earnings Per Share

The Company’s diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 1,131,732, 1,997,354 and

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012, 2011 and 2010

2,439,925 shares of common stock with weighted average exercise prices of $19.99, $18.46 and $16.61 were outstanding during fiscal 2012, 2011 and 2010, respectively, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following for the fiscal years ended March 31:

	2012	2011	2010
Weighted average number of common shares outstanding	16,721,000	18,232,000	18,220,000
Dilutive effect of option plan	737,000	307,000	71,000

Common and potential shares outstanding—diluted	17,458,000	18,539,000	18,291,000

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

Comprehensive Income

Comprehensive income represents net earnings adjusted for the unrealized gain or loss on derivative instruments, and foreign currency translation adjustments and is shown in the consolidated financial statements of shareholders’ equity and comprehensive income.

Accounting Policy and Disclosure Changes

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

B. SHORT-TERM INVESTMENTS

Trading securities consists of $38,459,000, and $110,413,000, invested in various money market funds at March 31, 2012 and 2011, respectively. All of the trading securities are deemed to be level 1 investments.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012, 2011 and 2010

C. INVENTORIES

Inventories consist of the following at March 31:

	2012	2011
Raw materials and sub-assemblies	$33,737,000	$17,602,000
Finished goods	36,515,000	22,722,000
Parts, garments and accessories	28,450,000	21,154,000

	$98,702,000	$61,478,000

D. ACCRUED EXPENSES

Accrued expenses consist of the following at March 31:

	2012	2011
Marketing	$10,967,000	$9,395,000
Compensation	11,164,000	7,581,000
Warranties	18,521,000	14,049,000
Insurance	8,636,000	9,662,000
Other	3,537,000	3,711,000

	$52,825,000	$44,398,000

E. FINANCING

The Company entered into a $60,000,000 senior secured revolving bank agreement in November 2009 for documentary and stand-by letters of credit, working capital needs and general corporate purposes. The Company may borrow up to $60,000,000 during June through November and up to $45,000,000 during all other months of the fiscal year. Borrowings under the line of credit bear interest at the greater of the following rates; the prime rate, the federal funds rate plus 0.50% or the LIBOR for a 30 day interest period plus 1.00%. As of March 31, 2012, the effective rate was 4.00%. All borrowings are collateralized by substantially all of the Company’s assets including all real estate, accounts receivable and inventory. No borrowings from the line of credit were outstanding at March 31, 2012 and 2011. The outstanding letters of credit balances were $14,228,000 and $9,304,000 at March 31, 2012 and 2011, respectively, and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the credit agreement as of March 31, 2012. The issued letters of credit outstanding, as of March 31, 2012 and 2011, included $11,279,000 and $6,491,000, respectively, issued to Suzuki Motor Corporation (Suzuki) for engine and service parts purchases (see Note G). Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

F. RETIREMENT SAVINGS PLAN

The Company’s 401(k) retirement savings plan covers substantially all eligible employees. Employees may contribute up to 50% of their compensation with the Company matching 100% of the employee contributions, up to a maximum of 3% of the employee’s compensation. The Company match was suspended as of April 1, 2009. The Company can elect to make additional contributions at its discretion. Discretionary contributions of

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012, 2011 and 2010

$900,000 and $629,011 were made in fiscal 2012 and 2011, respectively and no discretionary contribution was made in fiscal 2010. There were no matching contributions made in fiscal 2012, 2011 or 2010.

G. RELATED PARTY TRANSACTIONS

The Company purchases engines and service parts from Suzuki, who owned the Company’s Class B common stock until December 22, 2011. Such purchases totaled $51,875,000, $33,215,000, and $30,690,000 in fiscal 2012, 2011 and 2010, respectively. The purchase price of the engines and service parts is determined annually. The Company has an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement.

On June 4, 2010, Arctic Cat signed an agreement under which Arctic Cat will discontinue the purchase of snowmobile engines from Suzuki after December 31, 2013 (the Company’s 2014 model year). Suzuki will continue to provide replacement parts for engines through December 2020. While Suzuki has been a good long term supplier of snowmobile engines, this new agreement will allow Arctic Cat to gain more control of its products and enhance its ability to meet regulatory and performance requirements. Arctic Cat will expand its snowmobile engine design capabilities, work with a variety of vendors for various engine services and better maximize its current engine manufacturing capacity. While the Company anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which it relies upon limited sources of supply, there can be no assurance that alternate supply arrangements will be made on satisfactory terms.

The Company is dependent on Suzuki for the near term supply of most of its engines and related service parts. An interruption of this supply could have a material adverse effect on the Company’s operations. Certain other raw materials and services are purchased from vendors in which certain of the Company’s directors are officers or significant shareholders. In fiscal 2012, 2011 and 2010, these transactions aggregated $1,056,000, $566,000 and $635,000, respectively.

H. INCOME TAXES

Arctic Cat’s income (loss) before income taxes (benefit) was generated from its United States and foreign operations as follows:

	For the years ended March 31,
	2012	2011	2010
United States	$44,216,000	$18,008,000	$(214,000)
Foreign	1,752,000	223,000	1,312,000

Income (loss) before income taxes (benefit)	$45,968,000	$18,231,000	$1,098,000

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012, 2011 and 2010

Income tax expense (benefit) consists of the following for the fiscal years ended March 31:

	2012	2011	2010
Current
Federal	$14,089,000	$7,852,000	$2,197,000
State	575,000	450,000	162,000
Foreign	337,000	56,000	441,000
Deferred	1,026,000	(3,134,000)	(3,577,000)

	$16,027,000	$5,224,000	$(777,000)

The following is a reconciliation of the federal statutory income tax rate to the effective tax rate for the fiscal years ended March 31:

	2012	2011	2010
Statutory income tax rate	35.0%	35.0%	34.0%
State taxes	3.0	1.7	2.6
Research and other tax credit	(1.0)	(2.3)	(28.2)
Domestic manufacturers deduction	(1.0)	(2.1)	(10.1)
Uncertain tax positions	(0.7)	(6.5)	(47.8)
US subpart F adjustments	0.5	1.2	(9.8)
Foreign tax rate difference	(0.4)	(0.1)	(9.0)
Stock options	(0.5)	0.8	16.6
Meals and entertainment	—	0.1	4.8
Prior year adjustments	—	0.9	(23.9)
Other permanent differences	—	—	—

	34.9%	28.7%	(70.8)%

The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes under the liability methods are as follows at March 31:

	2012	2011
Current deferred income tax assets
Accrued expenses	$7,715,000	$9,129,000
Accrued warranty	6,236,000	4,964,000
Inventory related items	3,241,000	2,835,000
Other	1,103,000	2,407,000

Total assets	18,295,000	19,335,000
Current deferred income tax liability
Prepaid expenses	1,165,000	1,128,000
Other	728,000	538,000

Total liabilities	1,893,000	1,666,000

Net current deferred tax asset	$16,402,000	$17,669,000

Non-current deferred income tax liability
Property and equipment	$2,909,000	$2,426,000

Non-current deferred tax liability	$2,909,000	$2,426,000

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012, 2011 and 2010

At March 31, 2012, approximately $471,000 of the gross deferred tax asset relates to the net operating loss carry forward of approximately $1,784,000 for our foreign subsidiaries. The net operating losses have an indefinite carry-forward period. We expect future taxable income in these jurisdictions to be sufficiently large enough that these carry forward items will be fully realized therefore no valuation allowance has been provided relating to these deferred tax assets.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of operations. The Company had liabilities recorded related to unrecognized tax benefits totaling $2,399,000 and $2,649,000 at March 31, 2012 and 2011, including reserves related to potential interest and penalties of $1,018,000 and $910,000, respectively. The amount of the liability, net of federal benefits for uncertain state tax positions, at March 31, 2012, if recognized, would affect the Company’s effective tax rate. The Company currently anticipates approximately $121,000 of unrecognized tax benefits will be recognized during the next twelve months. With few exceptions, the Company is no longer subject to federal, state, or foreign income tax examinations for years prior to March 31, 2009. A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	2012	2011
Balance at April 1	$1,739,000	$2,862,000
Increases related to prior year tax positions	23,000	5,000
Decreases related to prior year tax positions	(526,000)	(1,332,000)
Increases related to current year tax positions	145,000	204,000
Settlements	—	—

Balance at March 31	$1,381,000	$1,739,000

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions, as well as various European jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the relevant tax laws and regulations and require significant judgment to apply. The Company is currently under IRS audit for the tax year ended March 31, 2009.

I. COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At March 31, 2012, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $74,050,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material. The financing agreements also have loss sharing provisions should any dealer default whereby the Company shares certain losses with the finance companies. The potential liability to the Company under these provisions is approximately $6.7 million at March 31, 2012.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012, 2011 and 2010

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Accidents involving personal injury and property damage may occur in the use of snowmobiles, ATVs and ROVs. Claims have been made against the Company from time to time relating to these accidents, and from time to time, parties assert claims relating to their intellectual property. It is the Company’s policy to vigorously defend against these actions. The Company is not involved in any legal proceedings which it believes will have the potential for a materially adverse impact on the Company’s business or financial condition, results of operations or cash flows. The Company has recorded a reserve based on its estimated range of potential exposures based on the legal proceedings and claims that it is aware of. Should any settlement occur that exceeds the Company’s estimate or a new claim arise, the Company may need to adjust its overall reserve and, depending on the amount, such adjustment could be material.

Leases

The Company leases buildings and equipment under non-cancelable operating leases. Total rent expense under all lease agreements was $875,000, $1,095,000 and $1,185,000 for fiscal 2012, 2011 and 2010, respectively. Future minimum payments, exclusive of other costs required under non-cancelable operating leases at March 31, 2012 are approximately $191,000 in each of the fiscal years 2013 through 2014, and $30,000 in fiscal 2015.

J. SHAREHOLDERS’ EQUITY

Stock Option Plans

The Company has stock option plans that provide for incentive and non-qualified stock options and restricted stock awards to be granted to directors, officers and other key employees. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant. The restricted stock awards generally vest over a period of two to three years and do not require cash payments from restricted stock award recipients. At March 31, 2012, the Company had 2,852,622 shares of common stock available for grant under the plans.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012, 2011 and 2010

Transactions under the plans during each of the three years in the period ended March 31, are summarized as follows:

	Number of Shares under option	Weighted average exercise price
Outstanding at March 31, 2009	2,465,229	$16.82
Granted	605,600	5.81
Cancelled	(18,000)	26.37
Exercised	—	—

Outstanding at March 31, 2010	3,052,829	14.58
Granted	528,644	10.94
Cancelled	(2,043)	18.80
Exercised	(278,977)	6.87

Outstanding at March 31, 2011	3,300,453	14.65
Granted	254,295	15.71
Cancelled	(135,000)	17.17
Exercised	(1,915,071)	15.25

Outstanding at March 31, 2012	1,504,677	$13.84

Options exercisable at March 31 are as follows:
2010	2,086,250	$17.37

2011	2,409,750	$16.64

2012	867,383	$15.33

The following tables summarize information concerning currently outstanding and exercisable stock options at March 31, 2012:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.26 - 9.38	277,384	7.13 years	$6.33
9.57 - 13.37	530,465	7.17 years	10.68
15.33 - 21.96	583,828	6.17 years	17.60
27.69	113,000	2.35 years	27.69

	1,504,677	6.41 years	$13.84

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012, 2011 and 2010

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$6.26 - 9.38	137,521	$6.40
9.57 - 13.37	289,531	10.53
15.33 - 21.96	327,331	19.07
27.69	113,000	27.69

	867,383	$15.33

Class B Common Stock

On December 22, 2011, the Company purchased and cancelled all of the 6,102,000 shares of Arctic Cat Class B common stock outstanding for a purchase price of $79,326,000 from Suzuki Motor Corporation. The Company also incurred fees and related expenses of $353,000 for this purchase. Suzuki had owned all outstanding shares of the Company’s Class B common stock until December 22, 2011. At the option of Suzuki, the Class B common stock was convertible into an equal number of shares of the Company’s common stock. The Class B shareholder was entitled to elect one member of the Company’s Board of Directors but could not vote for the election of other directors of the Company. The Class B shareholder could vote on all other matters submitted to the common shareholders. The Class B common stock participated equally with the common stock in all dividends and other distributions duly declared by the Company’s Board of Directors. The Class B common shares were convertible into an equal number of shares of common stock if: Suzuki owned less than 15% of the aggregate number of outstanding common and Class B common shares; the Company became a non-surviving party due to a merger or recapitalization; the Company sold substantially all of its assets; or Suzuki transferred its Class B common stock to any person.

In addition, the Company had a Stock Purchase Agreement with Suzuki that prohibited the purchase of additional shares of the Company’s common stock unless, following such purchase, Suzuki’s ownership was less than or equal to 32% of the aggregate outstanding shares of common and Class B common stock. The Company had the first right of refusal to purchase any shares Suzuki intended to sell. Suzuki had agreed not to compete in the manufacture of snowmobiles or related parts so long as it supplies engines to the Company or owns at least 10% of the aggregate common and Class B common shares outstanding. On June 4, 2010, the Company signed an agreement under which Arctic Cat will discontinue the purchase of snowmobile engines from Suzuki following the Company’s 2014 model year. The Company believes the arrangement will allow the Company to gain more control of its products and enhance its ability to meet regulatory and performance requirements.

Preferred Stock

The Company’s Board of Directors is authorized to issue 2,500,000 shares of $1.00 par value preferred stock in one or more series, 450,000 shares of which were designated Series B Junior Participating preferred stock in connection with the previous Shareholder Rights Plan. The Board of Directors can determine voting, conversion, dividend and redemption rights and other preferences of each series. No shares have been issued.

Shareholder Rights Plan

In connection with the adoption of a Shareholder Rights Plan, the Company created a Series B Junior Participating preferred stock. Under terms of the Company’s Shareholder Rights Plan, upon the occurrence of

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012, 2011 and 2010

certain events, registered holders of common stock and Class B common stock were entitled to purchase one-hundredth of a share of Series B Junior Participating preferred stock at a stated price, or to purchase either the Company’s common shares or common shares of an acquiring entity at half their market value. The Rights related to this plan expired September 17, 2011.

Share Repurchase Authorization

The Company invested $1,909,000 and $2,419,000 during fiscal 2012 and 2011 respectively, to repurchase and cancel 119,087 and 183,953 shares of common stock, pursuant to the Board of Directors’ authorizations. The Company made no share repurchases during fiscal 2010. At March 31, 2012, the Board’s authorization to repurchase $5,672,000, or approximately 132,400 shares of common stock, remains outstanding.

K. SEGMENT REPORTING

Sales to foreign customers, located primarily in Canada and Europe, totaled $308,045,000, $246,091,000 and $235,268,000 in fiscal 2012, 2011 and 2010, respectively. The Company has identifiable long-lived assets with total carrying values of approximately $1,414,000 and $1,743,000 and $2,064,000 at March 31, 2012, 2011 and 2010, respectively, outside the United States in Canada and Europe.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Arctic Cat Inc.

We have audited the accompanying consolidated balance sheet of Arctic Cat Inc. (a Minnesota Corporation) and subsidiaries (collectively, the “Company”) as of March 31, 2012 and 2011, and the related consolidated statement of operations, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arctic Cat Inc. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 8, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

June 8, 2012

ARCTIC CAT INC.

EXHIBIT INDEX

Exhibit No.		Method of Filing
3(a)	Amended and Restated Articles of Incorporation of the Company	(3)
3(b)	Restated By-Laws of the Company	(1)(9)
4(a)	Form of specimen common stock certificate	(1)
10(a)	Purchase/Supply Agreement dated March 1, 1985 between Suzuki Motor Co., Ltd. and the Company, and related Agreement on Implementation of Warranty Provision, which agreement terminates on December 31, 2013	(1)(12)
10(b)*	Form of Employment Agreement between the Company and each of its executive officers	(1)
10(c)*	2002 Stock Plan	(5)
10(d)*	Form of Incentive Stock Option Agreement for 2002 Stock Plan	(6)
10(e)*	Form of Non-Qualified Stock Option Agreement for 2002 Stock Plan	(6)
10(f)*	Form of Director Non-Qualified Stock Option Agreement for 2002 Stock Plan	(6)
10(g)*	2007 Omnibus Stock and Incentive Plan	(7)
10(h)*	Second Amendment to 2007 Omnibus Stock and Incentive Plan	(15)
10(i)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors for 2007 Omnibus Stock and Incentive Plan	(15)
10(j)*	Form of Restricted Stock Unit Agreement for Executive Officers for 2007 Omnibus Stock and Incentive Plan	(15)
10(k)*	Form of Incentive Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(7)
10(l)*	Form of Non-Qualified Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(7)
10(m)*	Form of Amended Director Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan	(15)
10(n)*	Form of Restricted Stock Agreement for 2007 Omnibus Stock and Incentive Plan	(8)
10(o)*	Form of Stock-Settled Appreciation Rights Agreement for 2007 Omnibus Stock and Incentive Plan	(8)
10(p)	Vendor Agreement dated October 14, 2009, between the Company, Arctic Cat Sales Inc. and GE Commercial Distribution Finance Corporation	(10)
10(q)	Amendment No. 1 dated October 20, 2009 to Vendor Agreement between the Company, Arctic Cat Sales, Inc., and GE Commercial Distribution Finance Corporation dated October 14, 2009.	(10)
10(r)	Loan and Security Agreement dated November 10, 2009, between the Company and certain of its subsidiaries, and certain financial institutions as lenders and Bank of America, N.A. as lender and administrative agent for the lenders	(11)
10(s)*	Amended and Restated Employment Agreement dated October 27, 2010 between the Company and Claude J. Jordan.	(13)
10(t)	Amendment No. 3 dated September 30, 2010 to Vendor Agreement between the Company, Arctic Cat Sales, Inc., and GE Commercial Distribution Finance Corporation dated October 14, 2009.	(14)
10(u)	Stock Repurchase Agreement dated December 22, 2011 between Suzuki Motor Company and the Company.	(4)
21	Subsidiaries of the Registrant	(2)
23	Consent of Independent Registered Public Accounting Firm	(2)
31.1	Section 302 Certification of Chief Executive Officer	(2)
31.2	Section 302 Certification of Chief Financial Officer	(2)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)
101	Financial statements from the annual report on Form 10-K of the Company for the year ended March 31, 2012, formatted in XBLR: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements tagged as blocks of text.	+

*	Management compensatory plan or arrangement.
+	Furnished with this Annual Report on Form 10-K.
(1)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984).
(2)	Filed with this Annual Report on Form 10-K.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 28, 2011.
(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration on Form S-8 filed with the SEC on September 6, 2002.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 7, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 19, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 20, 2009.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 13, 2009.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 10, 2010.
(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 28, 2010.
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2010.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 5, 2011.