Form 10-Q
period 2012-06-30
ARCTIC CAT INC
filed 2012-08-08
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012

or

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

At August 3, 2012, 13,147,499 shares of Common Stock of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	March 31,
	2012	2012
ASSETS
Current Assets
Cash and cash equivalents	$17,363,000	$24,138,000
Short-term investments	21,000	38,459,000
Accounts receivable, less allowances	39,947,000	28,073,000
Inventories	140,776,000	98,702,000
Prepaid expenses	3,442,000	3,173,000
Income taxes receivable	—	3,913,000
Deferred income taxes	15,738,000	16,402,000

Total current assets	217,287,000	212,860,000

Property and Equipment
Machinery, equipment and tooling	148,121,000	146,338,000
Land, buildings and improvements	29,196,000	29,196,000

	177,317,000	175,534,000
Less accumulated depreciation	137,241,000	134,366,000

	40,076,000	41,168,000

Other Assets	1,372,000	1,388,000

	$258,735,000	$255,416,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term bank notes	$4,214,000	$—
Accounts payable	67,879,000	61,210,000
Accrued expenses	42,376,000	52,825,000
Income taxes payable	1,069,000	—

Total current liabilities	115,538,000	114,035,000

Deferred Income Taxes	2,766,000	2,909,000

Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding: 13,038,443 at June 30, 2012 and 13,055,887 at March 31, 2012	130,000	131,000
Additional paid-in-capital	13,429,000	13,233,000
Accumulated other comprehensive loss	(2,952,000)	(2,708,000)
Retained earnings	129,824,000	127,816,000

Total shareholders’ equity	140,431,000	138,472,000

	$258,735,000	$255,416,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,
	2012	2011
Net sales
Snowmobile & ATV units	$90,953,000	$55,260,000
Parts, garments & accessories	20,358,000	19,670,000

Total net sales	111,311,000	74,930,000
Cost of goods sold
Snowmobile & ATV units	75,556,000	49,129,000
Parts, garments & accessories	13,276,000	11,526,000

Total cost of goods sold	88,832,000	60,655,000

Gross profit	22,479,000	14,275,000

Operating expenses
Selling & marketing	6,807,000	6,085,000
Research & development	4,478,000	4,002,000
General & administrative	8,074,000	7,784,000

Total operating expenses	19,359,000	17,871,000

Operating profit (loss)	3,120,000	(3,596,000)

Other income (expense)
Interest income	13,000	25,000
Interest expense	(20,000)	(2,000)

Total other income (expense)	(7,000)	23,000

Earnings (loss) before income taxes	3,113,000	(3,573,000)
Income tax expense (benefit)	1,105,000	(1,251,000)

Net earnings (loss)	$2,008,000	$(2,322,000)

Net earnings (loss) per share
Basic	$0.15	$(0.13)

Diluted	$0.14	$(0.13)

Weighted average shares outstanding
Basic	13,060,000	18,220,000

Diluted	13,877,000	18,220,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,
	2012	2011
Net earnings (loss)	$2,008,000	$(2,322,000)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,563,000)	666,000
Unrealized gain (loss) on derivative instruments, net of tax of $808,000 and $(316,000)	1,319,000	(516,000)

Comprehensive income (loss)	$1,764,000	$(2,172,000)

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$2,008,000	$(2,322,000)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,247,000	2,388,000
Deferred income taxes	(287,000)	(467,000)
Stock-based compensation expense	1,072,000	943,000
Changes in operating assets and liabilities:
Trading securities	38,438,000	46,123,000
Accounts receivable, less allowances	(10,162,000)	(8,671,000)
Inventories	(42,485,000)	(24,625,000)
Prepaid expenses	(275,000)	30,000
Accounts payable	6,751,000	19,119,000
Accrued expenses	(10,304,000)	(5,838,000)
Income taxes	4,527,000	(1,693,000)

Net cash provided by (used in) operating activities	(7,470,000)	24,987,000

Cash flows from investing activities:
Purchases of property and equipment	(2,129,000)	(3,656,000)

Net cash used in investing activities	(2,129,000)	(3,656,000)
Cash flows from financing activities:
Proceeds from short-term borrowings	4,214,000	—
Payments for issuance of common stock	(180,000)	—
Tax benefit from stock based awards	916,000	597,000
Repurchase of common stock	(1,612,000)	(1,909,000)

Net cash provided by (used in) financing activities	3,338,000	(1,312,000)
Effect of exchange rate changes on cash and cash equivalents	(514,000)	285,000

Net increase (decrease) in cash and cash equivalents	(6,775,000)	20,304,000
Cash and cash equivalents at beginning of period	24,138,000	14,700,000

Cash and cash equivalents at end of period	$17,363,000	$35,004,000

Supplemental disclosure of cash payments for:
Income taxes	$25,000	$208,000

Interest	$20,000	$2,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2012, and the results of operations and the cash flows for the three-month periods ended June 30 2012 and 2011. Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2012 is derived from the audited balance sheet as of that date.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

NOTE B–STOCK-BASED COMPENSATION

At June 30, 2012, the Company has stock-based compensation plans, all previously approved by the shareholders. Stock options, restricted stock units and restricted stock awards granted under these plans generally vest ratably over one to three years of service. Stock options have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined in the plans. At June 30, 2012, the Company had 2,764,134 shares available for future grant under its stock option plans.

At June 30, 2012, the Company had $3,588,000 of unrecognized compensation costs related to non-vested stock options, restricted stock units and restricted stock awards that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended June 30, 2012 and 2011, the Company recorded stock-based compensation expense of $1,072,000 and $943,000, respectively, which has been included in selling, general and administrative expenses. The Company’s total stock-based compensation related expense reduced both basic and diluted earnings per share by $0.05 for the three months ended June 30, 2012, and increased both the basic and diluted loss per share by $0.03 for the three months ended June 30, 2011.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2012.

Dividend Yield: 1%

Average Term: 5 years

Volatility: 47%

Risk free rate of return: 1.3%

Option transactions under the plans during the three months ended June 30, 2012 are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2012	1,504,677	$13.84
Granted	70,470	43.79
Exercised	(20,416)	11.19

Outstanding at June 30, 2012	1,554,731	$15.23	6.32	$33,669,000

Exercisable at June 30, 2012	1,047,454	$14.94	5.41	$22,649,000

The aggregate intrinsic value is based on the difference between the exercise price and the Company’s June 30, 2012 common share market value for in-the-money options.

The following tables summarize information concerning currently outstanding and exercisable stock options at June 30, 2012.

Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life in years	Weighted- Average Exercise Price
$6.26-9.38	270,058	6.87	$6.33
9.57-13.84	523,650	6.91	10.68
14.68-21.03	469,159	6.59	16.59
21.96-27.69	221,394	2.59	24.88
43.79	70,470	9.76	43.79

	1,554,731	6.32	$15.23

Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price
$6.26-9.38	130,195	$6.40
9.57-13.84	400,850	10.61
14.68-21.03	295,015	17.11
21.96-27.69	221,394	24.88

	1,047,454	$14.94

The Company’s stock option plan provides for grants of restricted common stock and restricted stock units to executives and key employees of the Company. The restricted common stock and restricted stock units are valued based on the Company’s market value of common stock on the date of grant and the amount of any award is expensed over the requisite service period which approximates two to three years. If grantees are retirement eligible and awards would either fully vest upon retirement or continue to vest after retirement, the full amount of the related expense is recognized upon grant. At June 30, 2012, the Company had 47,016 shares of restricted common stock issued and outstanding and 46,113 unvested restricted stock units outstanding under the plan. The restricted shares have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

Restricted stock awards and restricted stock units under the plans during the three months ended June 30, 2012 are summarized as follows:

	Restricted Stock Awards	Restricted Stock Units
Outstanding at March 31, 2012	100,899	39,729
Awarded	8,400	14,243
Vested	(61,658)	(7,859)
Forfeited	(625)	—

Outstanding at June 30, 2012	47,016	46,113

NOTE C–NET EARNINGS (LOSS) PER SHARE

The Company’s basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company’s diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 70,470 shares of common stock with a weighted average exercise price of $43.79 outstanding during the three months ended June 30, 2012 , were excluded from the computation of common share equivalents because they were anti-dilutive as the per share exercise prices exceeded the per share market value. Diluted loss per share does not give consideration to common share equivalents since they would be anti-dilutive.

NOTE D–SHORT-TERM INVESTMENTS

Trading securities consists of $21,000 and $38,459,000, invested in various money market funds at June 30, 2012, and March 31, 2012, respectively.

NOTE E–INVENTORIES

Inventories consist of the following:

	June 30, 2012	March 31, 2012
Raw materials and sub-assemblies	$54,440,000	$33,737,000
Finished goods	52,692,000	36,515,000
Parts, garments and accessories	33,644,000	28,450,000

	$140,776,000	$98,702,000

NOTE F–LINE OF CREDIT

The Company entered into a $60,000,000 senior secured revolving credit agreement in November 2009 for documentary and stand-by letters of credit, working capital needs and general corporate purposes. The Company may borrow up to $60,000,000 during June through November and up to $45,000,000 during December through May. Borrowings under the line of credit bear interest at the greater of the following rates: the prime rate, the federal funds rate plus 0.50% or LIBOR for a 30 day interest period plus 1.00%. As of June 30, 2012 the effective rate was 4.00%. All borrowings are collateralized by substantially all of the Company’s assets including all real estate, accounts receivable and inventory. The Company had $4,214,000 of borrowings from the line of credit outstanding at June 30, 2012 and no borrowings from the line of credit were outstanding at March 31, 2012. The outstanding letters of credit balances were $11,726,000 and $14,621,000 at June 30, 2012 and 2011, respectively. The issued letters of credit outstanding, as of June 30, 2012 and 2011, included $11,391,000 and $11,578,000, respectively, issued to Suzuki Motor Corporation (Suzuki) for engine and service parts purchases. Borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the terms of the credit agreement as of June 30, 2012.

NOTE G–ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2012	March 31, 2012
Marketing	$8,821,000	$10,967,000
Compensation	3,119,000	11,164,000
Warranties	18,668,000	18,521,000
Insurance	8,778,000	8,636,000
Other	2,990,000	3,537,000

	$42,376,000	$52,825,000

NOTE H–PRODUCT WARRANTIES

The Company generally provides a limited warranty from the date of consumer registration for twelve months to the owner of snowmobiles and for six months on ATVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims become known or the amounts are determinable. The following represents changes in the Company’s accrued warranty liability for the three-month periods ended June 30:

	2012	2011
Balance at April 1	$18,521,000	$14,049,000
Warranty provision	2,284,000	1,208,000
Warranty claim payments	(2,137,000)	(2,082,000)

Balance at June 30	$18,668,000	$13,175,000

NOTE I–SHAREHOLDERS’ EQUITY

Share Repurchase Authorizations

During the three months ended June 30, 2012 and 2011, the Company repurchased $1,612,000 and $1,909,000 or 43,508 and 119,087 shares of common stock under the program approved by the Board of Directors in January 2008. At June 30, 2012 and 2011, the Company has remaining authorization to repurchase up to $4,060,000 and $5,672,000 of its common stock or approximately 111,000 and 422,000 shares based on the per share closing price of $36.56 and $13.43 as of June 30, 2012 and 2011, respectively.

Additional Paid-in-Capital

During the three months ended June 30, 2012 and 2011, the Company recorded increases to additional paid-in-capital of $1,072,000 and $943,000, respectively, related to stock-based compensation. Income tax benefits related to stock-based compensation were recorded as increases to additional paid-in-capital of $916,000 and $597,000 during the three months ended June 30, 2012 and 2011, respectively.

Accumulated Other Comprehensive Loss

The components of the changes in accumulated other comprehensive loss during the following periods were as follows:

	Three Months Ended June 30,
	2012	2011
Balance at beginning of period	$(2,708,000)	$(1,920,000)
Unrealized gain (loss) on derivative instruments, net of tax	1,319,000	(516,000)
Foreign currency translation adjustment	(1,563,000)	666,000

Balance at end of period	$(2,952,000)	$(1,770,000)

Note J–COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At June 30, 2012, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $73,652,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material. The financing agreements also have loss sharing provisions should any dealer default whereby the Company shares certain losses with the finance companies. The potential liability to the Company under these provisions is approximately $6.7 million at June 30, 2012.

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

NOTE K–FAIR VALUE MEASUREMENTS

As of June 30, 2012, the Company’s foreign currency contract fair value was an asset totaling $2,578,000 and considered a Level 2 measurement. As of March 31, 2012, the Company’s foreign currency contract fair value was an asset totaling $451,000 and considered a Level 1 measurement.

NOTE L–RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income (loss) by component in both the statement in which net income (loss) is presented and the statement in which other comprehensive income (loss) is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these standards impact presentation requirements only, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arctic Cat Inc. is a Minnesota corporation, (the “Company” or “Arctic Cat,” or “we,” “our” or “us”), with principal executive offices in Plymouth, Minnesota. We operate in a single industry segment and design, engineer, manufacture and market snowmobiles, all-terrain vehicles (“ATVs”) and recreational off-highway vehicles (“ROVs”) under the Arctic Cat® brand name, as well as related parts, garments and accessories (“PG&A”). We market our products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, Russia, South America, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for more than 50 years and is among the most widely recognized and respected names in the motorsports industry. We were incorporated in 1982. Our common stock trades on the NASDAQ Global Select Market under the symbol ACAT.

Executive Overview

The following discussion pertains to our results of operations and financial position for the quarter ended June 30, 2012. Due to the seasonality of the snowmobile, ATV and PG&A businesses, and due to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the full year.

For the first quarter ended June 30, 2012, we reported net sales of $111.3 million and a net earnings of $2.0 million, or $0.14 per diluted share, compared to first quarter ended June 30, 2011 net sales of $74.9 million and net loss of $2.3 million, or $0.13 per diluted share. An increase in net sales for all product lines, a 114 basis point gross margin improvement and lower operating expenses as a percent of sales contributed to improved quarterly results compared to the same period in the prior year.

Our ATV sales for the first quarter increased 93% year-over-year led by strong contributions from our Wildcat sport and Prowler utility side-by-side vehicles, and core ATVs. We expect North American ATV retail sales will be flat to up 5 percent and North American ROV industry retail sales to be up 10 to 20 percent this fiscal year.

Our snowmobile sales in the fiscal 2013 first quarter rose 4 percent to $18.0 million, up from $17.4 million in the prior-year quarter. For the 2013 model year, we are building snowmobiles on our new ProCross™ performance and ProClimb™ mountain chassis platforms, introduced in fiscal 2012, and will continue offering innovative suspension, drive and braking technologies. We are committed to investing in research and development, in order to remain an industry innovation leader. We expect fiscal 2013 North American industry retail snowmobile sales to be flat to up 2 percent.

Sales of parts, garments and accessories in the fiscal 2013 first quarter increased 3 percent to $20.4 million versus $19.7 million in the prior-year quarter. Contributing to the growth were accessory sales for the Wildcat ROV. Arctic Cat’s growing line of Wildcat accessories now includes 43 wide-ranging options for riding enjoyment and vehicle customization.

For the fiscal year ending March 31, 2013, based on results year-to-date and expected performance, we now anticipate sales in the range of $662 million to $682 million, an increase of 13 percent to 17 percent versus fiscal 2012. We estimate that fiscal 2013 earnings per diluted share will be in the range of $2.55 to $2.65, an increase of 48 percent to 54 percent over fiscal 2012.

Results of Operations

Product Line Sales

	Three Months Ended June 30,
($ in thousands)	2012	Percent of Net Sales	2011	Percent of Net Sales	Change 2012 vs. 2011
Snowmobile	$17,987	16.2%	$17,361	23.2%	3.6%
ATV	72,966	65.5%	37,899	50.6%	92.5%
Parts, garments & accessories	20,358	18.3%	19,670	26.2%	3.5%

Net Sales	$111,311	100.0%	$74,930	100.0%	48.6%

During the first quarter of fiscal 2013, net sales increased 48.6% to $111.3 million from $74.9 million in the first quarter of fiscal 2012 due to sales increases for all product lines. Snowmobile unit volume decreased 7.1%; however, snowmobile net sales increased 3.6% due to a richer product mix and lower sales incentives. ATV unit volume increased 81.4% and net sales increased 92.5%, and parts, garments and accessories sales increased $688,000. The decrease in snowmobile unit volume was driven by a planned decrease in first quarter shipments. Increased ATV unit volume for the quarter resulted from shipments of our Wildcat sport and Prowler utility side-by-side vehicles, and core ATVs. PG&A sales increases during the quarter were primarily due to increased Wildcat accessory sales.

Cost of Goods Sold

	Three Months Ended June 30,
($ in thousands)	2012	Percent of Net Sales	2011	Percent of Net Sales	Change 2012 vs. 2011
Snowmobile & ATV units	$75,556	67.9%	$49,129	65.6%	53.8%
Parts, garments & accessories	13,276	11.9%	11,526	15.4%	15.2%

Total Cost of Goods Sold	$88,832	79.8%	$60,655	80.9%	46.5%

During the first quarter of fiscal 2013, cost of sales increased 46.5% to $88.8 million from $60.7 million for the first quarter of fiscal 2012. Fiscal 2013 snowmobile and ATV unit cost of sales increased 53.8% to $75.6 million from $49.1 million directionally in line with increases in unit sales during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The first quarter of fiscal 2013 cost of sales for PG&A increased 15.2% to $13.3 million from $11.5 million for the first quarter of fiscal 2012, due to increased sales, freight and product costs, and a less rich sales mix.

Gross Profit

	Three Months Ended June 30,
($ in thousands)	2012	2011	Change 2012 vs. 2011
Gross Profit Dollars	$22,479	$14,275	57.5%
Percentage of Sales	20.2%	19.1%	1.1%

Gross profit increased 57.5% to $22.5 million in the first quarter of fiscal 2013 from $14.3 million in the first quarter of fiscal 2012. The gross profit percentage for the first quarter of fiscal 2013 increased to 20.2% versus 19.1% in fiscal 2012. The increases in the first quarter of fiscal 2013 gross profit percentages were primarily due to higher production volumes resulting in increased absorption of fixed costs.

Operating Expenses

	Three Months Ended June 30,
($ in thousands)	2012	2011	Change 2012 vs. 2011
Selling & Marketing	$6,807	$6,085	11.9%
Research & Development	4,478	4,002	11.9%
General & Administrative	8,074	7,784	3.7%

Total Operating Expenses	$19,359	$17,871	8.3%

Percentage of Sales	17.4%	23.9%

Selling and Marketing expenses increased 11.9% to $6.8 million in the first quarter of fiscal 2013 from $6.1 million in the first quarter of fiscal 2012, primarily due to increased sales and advertising expenses. Research and Development expenses increased 11.9% to $4.5 million in the first quarter of fiscal 2013 compared to $4.0 million in the first quarter of fiscal 2012 due primarily to higher product development expenses. General and Administrative expenses increased 3.7% to $8.1 million in the first quarter of fiscal 2013 from $7.8 million in the first quarter of fiscal 2012 primarily due to higher compensation and legal expenses partially offset by lower Canadian hedge costs.

Other Income / Expense

We had $13,000 in interest income in the first quarter of fiscal 2013 compared to $25,000 in the first quarter of fiscal 2012. Interest expense increased to $20,000 in the first quarter of fiscal 2013 from $2,000 in the first quarter of fiscal 2012.

Liquidity and Capital Resources

The seasonality of our snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production and commencement of shipments late in the first quarter have resulted in significant fluctuations in our working capital requirements. Historically, we have financed our working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Our cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when our snowmobile and ATV production cycles begin in the spring. Accounts receivable increased to $39.9 million at June 30, 2012 from $32.6 million at June 30, 2011. The accounts receivable balance at March 31, 2012 was $28.1 million. Inventory was $140.8 million at June 30, 2012 compared to $86.5 million at June 30, 2011 and $98.7 million at March 31, 2012. The increases in our accounts receivable and inventory balances as of June 30, 2012 compared to March 31, 2012 are due to the seasonality of our snowmobile, ATV and PG&A businesses. During the three months ended June 30, 2012, we repurchased 43,508 shares of our common stock at a total cost of $1.6 million. Cash and short-term investments were $17.4 million and $99.3 million at June 30, 2012 and 2011, respectively, and $62.6 million at March 31, 2012. The decrease in year over year quarter end cash and short-term investments is mainly due to the $79.3 million repurchase of all of Suzuki’s 6.1 million share ownership of Arctic Cat Class B common stock during the third quarter of fiscal 2012. Cash and short-term investments decreased from March 31, 2012, due to the seasonality of our business. Our investment objectives are first, safety of principal, and second, rate of return. Short-term bank borrowings were $4.2 million at June 30, 2012, compared to no bank borrowings at June 30, 2011 and March 31, 2012.

We believe current available cash and cash generated from operations together with working capital financing through our available line of credit will provide sufficient funds to finance operations on a short and long-term basis.

Line of Credit

We operate under a multi-year senior secured credit agreement that allows borrowings of up to $60 million for working capital during June through November and up to $45 million during December through May. We were in compliance with the terms of the credit agreement as of June 30, 2012.

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

Certain Information Concerning Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Significant Accounting Policies

See our most recent Annual Report on Form 10-K for the year ended March 31, 2012 for a discussion of our critical accounting policies.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income (loss) by component in both the statement in which net income (loss) is presented and the statement in which other comprehensive income (loss) is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these standards impact presentation requirements only, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Quarterly Report on Form 10-Q and future filings with the Securities and Exchange Commission, our press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements, including statements related to our fiscal 2013 outlook. In particular, these include, among others, statements relating to our anticipated capital expenditures, product introductions, the effect of weather conditions and dealer ordering processes on our net sales, legal proceedings, our expectations regarding financing arrangements, our wholesale and retail sales and market share expectations, inventory levels, industry wholesale and retail sales expectations, depreciation and amortization expense, dividends, sufficiency of funds to finance our operations and capital expenditures, raw material and component supply expectations, adequacy of insurance, and the effect of regulations on us and our industry and our compliance with such regulations. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2012. As of June 30, 2012, we have notional Canadian dollar denominated cash flow hedges of approximately $130.0 million (USD) with a weighted average contract exchange rate of 99.96 USD to CAD. The fair values of the Canadian dollar contracts at June 30, 2012 represent an unrealized gain of $2.6 million. A ten percent fluctuation in the currency rates as of June 30, 2012 would have resulted in a change in the fair value of the Canadian dollar hedge contracts of approximately $13.0 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged. As of June 30, 2012, we had no Japanese Yen denominated cash flow hedges.

Information regarding inflation, foreign currency exchange rates and interest rates is discussed within “Quantitative and Qualitative Disclosures About Market Risk, Foreign Exchange Rates and Interest Rates” and Footnote A to the Financial Statements in the Company’s 2012 Annual Report on Form 10-K. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and are not deemed to be significant.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in internal controls over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Company Equity Securities

The following table presents the total number of shares repurchased during the first quarter of fiscal 2013 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the maximum number of shares that may yet be purchased pursuant to our stock repurchase program as of the end of the first quarter of fiscal 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012	5,948	(2)	$44.48	0	128,000	(1)
May 1, 2012 – May 31, 2012	4,038	(2)	35.78	0	157,000	(1)
June 1, 2012 – June 30, 2012	43,508		37.04	43,508	111,000	(1)

Total	53,494		$37.77	43,508	111,000	(1)

(1)	In January 2008, the Company’s Board of Directors approved a $10,000,000 share repurchase program. The share repurchase program does not have an expiration date. The Maximum Number of Shares Yet to Be Purchased represents the number of shares purchasable at the closing price of the Company’s common stock on the last trading day of the month.
(2)	All shares purchased were to pay the purchase price and related income tax for net settled stock option excercises.

Item 6. Exhibits

Exhibit Number	Description

3 (a)	Amended and Restated Articles of Incorporation of the Company	(1)

3 (b)	Restated By-Laws of the Company	(2)

4 (a)	Form of specimen common stock certificate	(2)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(3)

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(3)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(3)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(3)

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.	(4)

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(2)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984), and with respect to exhibit 3(b), as amended by the Company’s Current Report on Form 8-K filed on December 19, 2007.
(3)	Filed with this Quarterly Report on Form 10-Q.
(4)	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date: August 8, 2012	By	/s/ Claude J. Jordan
Claude J. Jordan
Chief Executive Officer

Date: August 8, 2012	By	/s/ Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer