Form 10-Q
period 2012-12-31
ARCTIC CAT INC
filed 2013-02-08
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2012

or

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

At February 4, 2013, 13,180,530 shares of Common Stock of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	March 31,
	2012	2012
ASSETS
Current Assets
Cash and cash equivalents	$17,600,000	$24,138,000
Short-term investments	79,021,000	38,459,000
Accounts receivable, less allowances	50,769,000	28,073,000
Inventories	97,027,000	98,702,000
Prepaid expenses	2,338,000	3,173,000
Income taxes receivable	—	3,913,000
Deferred income taxes	18,381,000	16,402,000

Total current assets	265,136,000	212,860,000

Property and Equipment
Machinery, equipment and tooling	154,985,000	146,338,000
Land, buildings and improvements	29,236,000	29,196,000

	184,221,000	175,534,000
Less accumulated depreciation	142,607,000	134,366,000

	41,614,000	41,168,000

Other Assets	1,439,000	1,388,000

	$308,189,000	$255,416,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$55,633,000	$61,210,000
Accrued expenses	57,954,000	52,825,000
Income taxes payable	11,474,000	—

Total current liabilities	125,061,000	114,035,000

Deferred Income Taxes	3,395,000	2,909,000

Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding: 13,180,530 at December 31 2012 and 13,055,887 at March 31, 2012	132,000	131,000
Additional paid-in-capital	10,268,000	13,233,000
Accumulated other comprehensive loss	(3,303,000)	(2,708,000)
Retained earnings	172,636,000	127,816,000

Total shareholders’ equity	179,733,000	138,472,000

	$308,189,000	$255,416,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net sales
Snowmobile & ATV units	$191,986,000	$179,659,000	$481,213,000	$408,378,000
Parts, garments & accessories	26,030,000	27,363,000	77,144,000	78,403,000

Total net sales	218,016,000	207,022,000	558,357,000	486,781,000
Cost of goods sold
Snowmobile & ATV units	150,177,000	142,541,000	371,733,000	320,513,000
Parts, garments & accessories	17,041,000	16,704,000	49,317,000	47,067,000

Total cost of goods sold	167,218,000	159,245,000	421,050,000	367,580,000

Gross profit	50,798,000	47,777,000	137,307,000	119,201,000

Operating expenses
Selling & marketing	10,041,000	10,186,000	28,866,000	28,431,000
Research & development	5,084,000	4,773,000	14,429,000	12,596,000
General & administrative	8,002,000	6,635,000	24,467,000	22,664,000

Total operating expenses	23,127,000	21,594,000	67,762,000	63,691,000

Operating profit	27,671,000	26,183,000	69,545,000	55,510,000

Other income (expense)
Interest income	10,000	23,000	27,000	68,000
Interest expense	(2,000)	(1,000)	(84,000)	(7,000)

Total other income (expense)	8,000	22,000	(57,000)	61,000

Earnings before income taxes	27,679,000	26,205,000	69,488,000	55,571,000
Income tax expense	9,826,000	9,177,000	24,668,000	19,455,000

Net earnings	$17,853,000	$17,028,000	$44,820,000	$36,116,000

Net earnings per share
Basic	$1.35	$0.96	$3.41	$2.00

Diluted	$1.30	$0.92	$3.25	$1.94

Weighted average shares outstanding
Basic	13,220,000	17,721,000	13,144,000	18,054,000

Diluted	13,684,000	18,489,000	13,796,000	18,633,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net earnings	$17,853,000	$17,028,000	$44,820,000	$36,116,000
Other comprehensive income (loss):
Foreign currency translation adjustments	668,000	(1,033,000)	(239,000)	(2,827,000)
Unrealized gain (loss) on derivative instruments, net of tax	838,000	(2,255,000)	(356,000)	1,304,000

Comprehensive income	$19,359,000	$13,740,000	$44,225,000	$34,593,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$44,820,000	$36,116,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,925,000	10,217,000
Deferred income taxes	(1,275,000)	(3,132,000)
Stock-based compensation expense	1,932,000	1,689,000
Loss on disposal of fixed assets	48,000	—
Changes in operating assets and liabilities:
Trading securities	(40,562,000)	65,965,000
Accounts receivable, less allowances	(23,283,000)	(28,469,000)
Inventories	1,725,000	(27,905,000)
Prepaid expenses	835,000	2,231,000
Accounts payable	(5,663,000)	19,541,000
Accrued expenses	5,163,000	13,715,000
Income taxes	15,217,000	16,026,000

Net cash provided by operating activities	8,882,000	105,994,000

Cash flows from investing activities:
Purchases of property and equipment	(10,410,000)	(10,899,000)
Proceeds from the sale of assets	—	84,000

Net cash used in investing activities	(10,410,000)	(10,815,000)
Cash flows from financing activities:
Proceeds (payments) for issuance of common stock	(6,127,000)	3,474,000
Tax benefit from stock based awards	6,629,000	1,025,000
Repurchase of common stock	(5,399,000)	(81,588,000)

Net cash used in financing activities	(4,897,000)	(77,089,000)
Effect of exchange rate changes on cash and cash equivalents	(113,000)	(942,000)

Net increase (decrease) in cash and cash equivalents	(6,538,000)	17,148,000
Cash and cash equivalents at beginning of period	24,138,000	14,700,000

Cash and cash equivalents at end of period	$17,600,000	$31,848,000

Supplemental disclosure of cash payments for:
Income taxes	$8,265,000	$5,373,000

Interest	$84,000	$7,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of December 31, 2012, results of operations for the three-month and nine-month periods ended December 31, 2012 and 2011 and cash flows for the nine-month periods ended December 31, 2012 and 2011. Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2012 is derived from the audited balance sheet as of that date.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

NOTE B–STOCK-BASED COMPENSATION

At December 31, 2012, the Company had stock-based compensation plans, all previously approved by the shareholders. Stock options, restricted stock units and restricted stock awards granted under these plans generally vest ratably over one to three years of service. Stock options have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined in the plans. At December 31, 2012, the Company had 2,761,706 shares available for future grant under its stock option plans.

At December 31, 2012, the Company had $2,691,000 of unrecognized compensation costs related to non-vested stock options, restricted stock units and restricted stock awards that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended December 31, 2012 and 2011, the Company recorded stock-based compensation expense of $402,000 and $315,000, respectively, and for the nine months ended December 31, 2012 and 2011, the Company recorded stock-based compensation expense of $1,932,000 and $1,689,000, respectively, which have been included in general and administrative expenses. The Company’s total stock-based compensation related expense reduced both basic and diluted earnings per share by $0.02 for each of the three months ended December 31, 2012, and 2011, respectively, and by $0.09 and $0.06 for each of the nine months ended December 31, 2012 and 2011, respectively.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to estimate the fair value of options granted during the nine months ended December 31, 2012:

Dividend Yield: 1.0%

Average Term: 5 years

Volatility: 47%

Risk free rate of return: 1.3%

Option transactions under the plans during the nine months ended December 31, 2012, are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2012	1,504,677	$13.84
Granted	72,532	43.50
Exercised	(522,640)	10.70
Cancelled	(11,705)	17.78

Outstanding at December 31, 2012	1,042,864	$17.43	6.08 years	$17,376,000

Exercisable at December 31, 2012	673,388	$16.26	4.96 years	$11,535,000

The aggregate intrinsic value is based on the difference between the exercise price and the Company’s December 31, 2012 common share market value for in-the-money options.

The following tables summarize information concerning currently outstanding and exercisable stock options at December 31, 2012:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$6.26-9.38	74,343	6.33 years	$6.26
9.57-13.84	331,203	6.83 years	10.68
14.68-21.03	355,392	7.03 years	16.35
21.96-27.69	209,394	2.08 years	24.89
43.79	72,532	9.27 years	43.50

	1,042,864	6.08 years	$17.43

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted-Average Exercise Price
$6.26-9.38	74,343	$6.26
9.57-13.84	208,403	10.54
14.68-21.03	181,248	16.97
21.96-27.69	209,394	24.89

	673,388	$16.26

The Company’s stock option plan provides for grants of restricted common stock and restricted stock units to executives and key employees of the Company. The restricted common stock and restricted stock units are valued based on the Company’s market value of common stock on the date of grant and the amount of any award is expensed over the requisite service period which approximates two to three years. If grantees are retirement eligible and awards would either fully vest upon retirement or continue to vest after retirement, the full amount of the related expense is recognized upon grant. At December 31, 2012, the Company had 42,520 shares of restricted common stock issued and outstanding and 46,741 unvested restricted stock units outstanding under the plan. The shares of restricted common stock awarded have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

Restricted stock award and restricted stock unit activity under the plans during the nine months ended December 31, 2012 is summarized as follows:

	Restricted Stock Awards	Restricted Stock Units
Outstanding at March 31, 2012	100,899	39,729
Awarded	8,400	15,109
Vested	(65,654)	(8,097)
Forfeited	(1,125)	—

Outstanding at December 31, 2012	42,520	46,741

NOTE C–NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 70,470 and 722,980 shares of common stock with a weighted average exercise price of $43.79 and $22.84 outstanding during the three months ended December 31, 2012, and 2011 respectively, and options to purchase 70,470 and 1,508,975 shares of common stock with a weighted average exercise price of $43.79 and $19.99 outstanding during the nine months ended December 31, 2012, and 2011, respectively, were excluded from the computation of common share equivalents for the respective periods because they were anti-dilutive, as the per share exercise prices exceeded the per share market value.

NOTE D–SHORT-TERM INVESTMENTS

Trading securities consists of $79,021,000 and $38,459,000, invested in various money market funds at December 31, 2012, and March 31, 2012, respectively.

NOTE E–INVENTORIES

Inventories consist of the following:

	December 31, 2012	March 31, 2012
Raw materials and sub-assemblies	$28,317,000	$33,737,000
Finished goods	36,889,000	36,515,000
Parts, garments and accessories	31,821,000	28,450,000

	$97,027,000	$98,702,000

NOTE F–LINE OF CREDIT

The Company entered into a $60,000,000 senior secured revolving credit agreement in November 2009 for documentary and stand-by letters of credit, working capital needs and general corporate purposes. The Company may borrow up to $60,000,000 during June through November and up to $45,000,000 during December through May. Borrowings under the line of credit bear interest at the greater of the following rates: the prime rate, the federal funds rate plus 0.50% or LIBOR for a 30 day interest period plus 1.00%. As of December 31, 2012 the effective rate was 4.00%. All borrowings are collateralized by substantially all of the Company’s assets including all real estate, machinery and equipment, accounts receivable and inventory. The Company had no borrowings from the line of credit outstanding at December 31, 2012 and March 31, 2012. The outstanding letters of credit balances were $4,074,000 and $7,682,000 at December 31, 2012 and 2011, respectively. The issued letters of credit outstanding, as of December 31, 2012 and 2011, included $931,000 and $4,726,000, respectively, issued to Suzuki Motor Corporation (Suzuki) for engine and service parts purchases. Borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the terms of the credit agreement as of December 31, 2012.

NOTE G–ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2012	March 31, 2012
Marketing	$14,053,000	$10,967,000
Compensation	10,940,000	11,164,000
Warranties	21,593,000	18,521,000
Insurance	8,938,000	8,636,000
Other	2,430,000	3,537,000

	$57,954,000	$52,825,000

NOTE H–PRODUCT WARRANTIES

The Company generally provides a limited warranty to the owner of snowmobiles for twelve months from the date of consumer registration and for six months from the date of consumer registration on ATVs and ROVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimates as actual claims become known or the amounts are determinable. The following represents changes in the Company’s accrued warranty liability for the nine-month periods ended December 31:

	2012	2011
Balance at beginning of period	$18,521,000	$14,049,000
Warranty provision	14,659,000	12,499,000
Warranty claim payments	(11,587,000)	(5,110,000)

Balance at end of period	$21,593,000	$21,438,000

NOTE I–SHAREHOLDERS’ EQUITY

Share Repurchase Authorizations

During the nine months ended December 31, 2012 and 2011, the Company repurchased $5,401,000 and $1,909,000 in shares of common stock or 149,424 and 119,087 shares of common stock, respectively, under the program previously approved by the Board of Directors in January 2008. At December 31, 2012 and 2011, the Company had remaining authorization to repurchase up to $271,000 and $5,672,000 of its common stock, or approximately 8,100 and 251,500 shares based on the per share closing price of $33.39 and $22.55 as of December 31, 2012 and 2011, respectively.

Additional Paid-in-Capital

The components of the changes in additional paid-in-capital during the following periods were as follows:

	Nine Months Ended December 31,
	2012	2011
Balance at beginning of period	$13,233,000	$7,280,000
Exercise of stock options	(6,127,000)	3,470,000
Tax benefits from stock options exercised	6,629,000	1,025,000
Repurchase of common stock	(5,399,000)	(1,908,000)
Stock-based compensation expense	1,932,000	1,689,000

Balance at end of period	$10,268,000	$11,556,000

Accumulated Other Comprehensive Income (Loss)

The components of the changes in accumulated other comprehensive income (loss) during the following periods were as follows:

	Nine Months Ended December 31,
	2012	2011
Balance at beginning of period	$(2,708,000)	$(1,920,000)
Unrealized gain (loss) on derivative instruments, net of tax	(356,000)	1,304,000
Foreign currency translation adjustment	(239,000)	(2,827,000)

Balance at end of period	$(3,303,000)	$(3,443,000)

Note J–COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At December 31, 2012, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $74,562,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material. The financing agreements also have loss sharing provisions should any dealer default whereby the Company shares certain losses with the finance companies. The potential liability to the Company under these provisions is approximately $6,700,000 at December 31, 2012.

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

NOTE K–FAIR VALUE MEASUREMENTS

As of December 31, 2012, the Company’s foreign currency contract fair value was a liability totaling $123,000 and considered a Level 2 measurement. As of March 31, 2012, the Company’s foreign currency contract fair value was an asset totaling $451,000 and considered a Level 2 measurement.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arctic Cat Inc. (the “Company” or “Arctic Cat,” or “we,” “our” or “us”) is a Minnesota corporation with principal executive offices in Plymouth, Minnesota. We operate in a single industry segment and design, engineer, manufacture and market snowmobiles, all-terrain vehicles (“ATVs”) and recreational off-highway vehicles (“side-by-sides” or “ROVs”) under the Arctic Cat® brand name, as well as related parts, garments and accessories (“PG&A”). We market our products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, Russia, South America, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for more than 50 years and is among the most widely recognized and respected names in the motorsports industry. We were incorporated in 1982. Our common stock trades on the NASDAQ Global Select Market under the symbol ACAT.

Executive Overview

The following discussion pertains to our results of operations and financial position for the quarter and nine-month period ended December 31, 2012. Due to the seasonality of the snowmobile, ATV and PG&A businesses, and due to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the full year.

For the third quarter ended December 31, 2012, we reported net sales of $218.0 million and net earnings of $17.9 million, or $1.30 per diluted share, compared to third quarter ended December 31, 2011 net sales of $207.0 million and net earnings of $17.0 million, or $0.92 per diluted share. For the nine months ended December 31, 2012, we reported net sales of $558.4 million and net earnings of $44.8 million, or $3.25 per diluted share, compared to net sales of $486.8 million and net earnings of $36.1 million, or $1.94 per diluted share, for the same period last year. An increase in net sales driven by shipments of our Wildcat sport side-by-side and lower operating expenses as a percent of sales contributed to our improved quarterly and year-to-date results along with lower weighted average diluted shares outstanding resulting from the prior year’s December 2011 repurchase of all of Suzuki Motor Corporation’s 6.1 million share ownership of Arctic Cat Class B common stock.

Our ATV sales for the third quarter increased 27.9 percent to $69.6 million, up from $54.4 million in the prior-year quarter, driven by sales of our Wildcat sport side-by-side vehicle. We expect North American ATV retail sales will be flat to up 5 percent and North American ROV industry retail sales to be up 10 to 20 percent this fiscal year.

Our snowmobile sales in the fiscal 2013 third quarter decreased 2.2 percent to $122.4 million, down from $125.2 million in the prior-year quarter. For the 2013 model year, we are building snowmobiles on our new ProCross™ performance and ProClimb™ mountain chassis platforms, introduced in fiscal 2012, and will continue offering innovative suspension, drive and braking technologies. We are committed to investing in research and development, in order to remain an industry innovation leader. We expect fiscal 2013 North American industry retail snowmobile sales to be down 2 percent to up 2 percent.

Sales of parts, garments and accessories in the fiscal 2013 third quarter decreased 5.1 percent to $26.0 million versus $27.4 million in the prior-year quarter. Lower sales of snowmobile related garments due to lower than expected early season snowfall were offset to a certain extent by Wildcat parts and accessories sales. We continue to expect 1 to 3 percent growth in our parts, garments and accessories business this fiscal year.

For the fiscal year ending March 31, 2013, based on results year-to-date and expected performance, we continue to anticipate sales in the range of $664 million to $684 million, an increase of 13 percent to 17 percent versus fiscal 2012. We estimate that fiscal 2013 earnings per diluted share will be in the range of $2.75 to $2.85, an increase of 60 percent to 66 percent over fiscal 2012.

Results of Operations

Product Line Sales

	Three Months Ended December 31,					Nine Months Ended December 31,
($ in millions)	2012	Percent of Net Sales	2011	Percent of Net Sales	Change 2012 vs. 2011	2012	Percent of Net Sales	2011	Percent of Net Sales	Change 2012 vs. 2011
Snowmobile	$122.4	56.2%	$125.2	60.5%	(2.2)%	$269.0	48.2%	$257.3	52.9%	4.5%
ATV	69.6	31.9%	54.4	26.3%	27.9%	212.2	38.0%	151.1	31.0%	40.4%
Parts, garments & accessories	26.0	11.9%	27.4	13.2%	(5.1)%	77.2	13.8%	78.4	16.1%	(1.5)%

Net Sales	$218.0	100.0%	$207.0	100.0%	5.3%	$558.4	100.0%	$486.8	100.0%	14.7%

During the third quarter of fiscal 2013, net sales increased 5.3% to $218.0 million from $207.0 million in the third quarter of fiscal 2012. Snowmobile unit volume increased 1.4%; however, snowmobile net sales decreased 2.2% primarily due to a less rich product mix. ATV unit volume increased 18.1% and net sales increased 27.9%, and parts, garments and accessories sales decreased $1.4 million. Net sales for the nine months ended December 31, 2012 increased 14.7% to $558.4 million from $486.8 million for the same period in fiscal 2012. Snowmobile unit volume increased 2.0%, ATV unit volume increased 28.0%, and parts, garments and accessories sales decreased $1.2 million. Increases in snowmobile unit volume for the quarter and year-to-date were driven primarily by growth in Canada and other international markets. Increased ATV unit volume for the quarter and year-to-date were driven primarily from shipments of our Wildcat sport side-by-side vehicle. Parts, garments and accessories sales decreases during the quarter and year-to-date were primarily due to decreased snowmobile garment sales due to lower than expected early season snowfall, and were offset to a certain extent for the quarter and year-to-date by increased Wildcat parts and accessories sales.

Cost of Goods Sold

	Three Months Ended December 31,					Nine Months Ended December 31,
($ in millions)	2012	Percent of Net Sales	2011	Percent of Net Sales	Change 2012 vs. 2011	2012	Percent of Net Sales	2011	Percent of Net Sales	Change 2012 vs. 2011
Snowmobile & ATV units	$150.2	68.9%	$142.5	68.8%	5.4%	$371.7	66.6%	$320.5	65.8%	16.0%
Parts, garments & accessories	17.0	7.8%	16.7	8.1%	1.8%	49.3	8.8%	47.1	9.7%	4.7%

Total Cost of Goods Sold	$167.2	76.7%	$159.2	76.9%	5.0%	$421.0	75.4%	$367.6	75.5%	14.5%

During the third quarter of fiscal 2013, cost of sales increased 5.0% to $167.2 million from $159.2 million for the third quarter of fiscal 2012. Third quarter of fiscal 2013 snowmobile and ATV unit cost of sales increased 5.4% to $150.2 million from $142.5 million directionally in line with increases in unit sales during the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The third quarter of fiscal 2013 cost of sales for parts, garments and accessories increased 1.8% to $17.0 million from $16.7 million for the third quarter of fiscal 2012, due to increased freight and product costs and a less rich sales mix. During the first nine months of fiscal 2013, cost of sales increased 14.5% to $421.0 million from $367.6 million for the first nine months of fiscal 2012. Fiscal 2013 snowmobile and ATV unit cost of sales for the first nine months increased 16.0% to $371.7 million from $320.5 million directionally in line with increases for the nine months of fiscal 2013 compared to the same period of fiscal 2012. The first nine months of fiscal 2013 cost of sales for PG&A increased 4.7% to $49.3 million compared to $47.1 million for fiscal 2012, again due to increased freight and product costs and a less rich sales mix.

Gross Profit

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in millions)	2012	2011	Change 2012 vs. 2011	2012	2011	Change 2012 vs. 2011
Gross Profit Dollars	$50.8	$47.8	6.3%	$137.3	$119.2	15.2%
Percentage of Sales	23.3%	23.1%		24.6%	24.5%

Gross profit increased 6.3% to $50.8 million in the third quarter of fiscal 2013 from $47.8 million in the third quarter of fiscal 2012. The gross profit percentage for the third quarter of fiscal 2013 increased to 23.3% versus 23.1% in fiscal 2012. Gross profit increased 15.2% to $137.3 million in the first nine months of fiscal 2013 from $119.2 million in the first nine months of fiscal 2012. The gross profit percentage for the first nine months of fiscal 2013 increased slightly to 24.6% versus 24.5% in 2012.

Operating Expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in millions)	2012	2011	Change 2012 vs. 2011	2012	2011	Change 2012 vs. 2011
Selling & marketing	$10.0	$10.2	(2.0)%	$28.9	$28.4	1.8%
Research & development	5.1	4.8	6.3%	14.4	12.6	14.3%
General & administrative	8.0	6.6	21.2%	24.5	22.7	7.9%

Total Operating Expenses	$23.1	$21.6	6.9%	$67.8	$63.7	6.4%

Percentage of Sales	10.6%	10.4%		12.1%	13.1%

Selling and Marketing expenses decreased 2.0% to $10.0 million in the third quarter of fiscal 2013 from $10.2 million in the third quarter of fiscal 2012, primarily due to decreased advertising expenses. Research and Development expenses increased 6.3% to $5.1 million in the third quarter of fiscal 2013 compared to $4.8 million in the third quarter of fiscal 2012, due primarily to higher product development expenses for the ATV business product lines. General and Administrative expenses increased 21.2% to $8.0 million in the third quarter of fiscal 2013 from $6.6 million in the third quarter of fiscal 2012, primarily due to higher Canadian translation and hedge costs partially offset by lower legal expenses. Selling and Marketing expenses increased 1.8% to $28.9 million in the first nine months of fiscal 2013 from $28.4 million in the same period of fiscal 2012, primarily due to higher sales and advertising expenses. Research and Development expenses increased 14.3% to $14.4 million in the first nine months of fiscal 2013 compared to $12.6 million in the same period of fiscal 2012, due primarily to higher product development expenses for both the snowmobile and ATV business product lines. General and Administrative expenses increased 7.9% to $24.5 million in the first nine months of fiscal 2013 from $22.7 million in the same period of fiscal 2012, primarily due to higher Canadian translation and hedge costs and compensation costs partially offset by lower legal, bank fees and international administrative expenses.

Other Income / Expense

We had $10,000 in interest income in the third quarter of fiscal 2013 compared to $23,000 in the third quarter of fiscal 2012. Interest expense increased to $2,000 in the third quarter of fiscal 2013 from $1,000 in the third quarter of fiscal 2012. Interest income decreased to $27,000 in the first nine months of fiscal 2013 from $68,000 in the same period of fiscal 2012. Interest expense increased to $84,000 in the first nine months of fiscal 2013 from $7,000 in fiscal 2012. Interest income was primarily affected by lower cash levels at the beginning of the fiscal year compared to last year. Interest expense was higher due to increased borrowing levels due primarily to increased inventories during the nine month period ended December 31, 2012.

Liquidity and Capital Resources

The seasonality of our snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production and commencement of shipments late in the first quarter have resulted in significant fluctuations in our working capital requirements. Historically, we have financed our working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Our cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when our snowmobile and ATV production cycles begin in the spring. Accounts receivable decreased to $50.8 million at December 31, 2012 from $52.2 million at December 31, 2011. The accounts receivable balance at March 31, 2012 was $28.1 million.

Inventory was $97.0 million at December 31, 2012 compared to $87.9 million at December 31, 2011 and $98.7 million at March 31, 2012. The increases in our accounts receivable and inventory balances as of December 31, 2012 compared to March 31, 2012 are due to the seasonality of our snowmobile, ATV and PG&A businesses. During the nine months ended December 31, 2012, we repurchased 149,424 shares of our common stock at a total cost of $5.4 million, including shares purchased under the share repurchase program previously approved by the Board of Directors in January 2008. Cash and short-term investments were $96.6 million and $76.3 million at December 31, 2012 and 2011, respectively, and $62.6 million at March 31, 2012. Cash and short-term investments increased from March 31, 2012, due to the seasonality of our business. Our investment objectives are first, safety of principal, and second, rate of return. No short-term bank borrowings were outstanding at December 31, 2012, December 31, 2011, or March 31, 2012.

We believe current available cash and cash generated from operations together with working capital financing through our available line of credit will provide sufficient funds to finance operations on a short and long-term basis.

Line of Credit

We operate under a multi-year senior secured credit agreement that allows borrowings of up to $60 million for working capital during June through November and up to $45 million during December through May. We were in compliance with the terms of the credit agreement as of December 31, 2012.

Dealer Floorplan Financing

We entered into a multi-year agreement in October 2009 for GE Commercial Distribution Finance to become the exclusive provider of floorplan financing for our U.S. dealers.

In August 2010, we entered into an agreement with a Canadian subsidiary of TCF Bank to become the exclusive provider of floorplan financing for our Canadian dealers. In January 2013, we entered into a multi-year extension of this agreement.

Certain Information Concerning Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Significant Accounting Policies

See our most recent Annual Report on Form 10-K for the year ended March 31, 2012 for a discussion of our critical accounting policies.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Quarterly Report on Form 10-Q and future filings with the Securities and Exchange Commission, our press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements, including statements related to our fiscal 2013 outlook. In particular, these include, among others, statements relating to our anticipated capital expenditures, product introductions, the effect of weather conditions and dealer ordering processes on our net sales, legal proceedings, our expectations regarding financing arrangements, our wholesale and retail sales and market share expectations, inventory levels, industry wholesale and retail sales expectations, depreciation and amortization expense, dividends, sufficiency of funds to finance our operations and capital expenditures, raw material and component supply expectations, adequacy of insurance, entry into material agreements, and the effect of regulations on us and our industry and our compliance with such regulations. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: product mix and volume; competitive pressure on sales, pricing and sales incentives; increase in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines; interruption of dealer floorplan financing; warranty expenses and product recalls; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of reserves or insured amounts; environmental and product safety regulatory activity; effects of the weather; general economic conditions and political changes; interest rate changes; consumer demand and confidence; and those set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, under heading “Item 1A. Risk Factors.” We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2012. As of December 31, 2012, we have notional Canadian dollar denominated cash flow hedges of approximately $26.5 million (USD) with a weighted average contract exchange rate of 99.87 USD to CAD. The fair values of the Canadian dollar contracts at December 31, 2012 represent an unrealized loss of $123,000. A ten percent fluctuation in the currency rates as of December 31, 2012 would have resulted in a change in the fair value of the Canadian dollar hedge contracts of approximately $2.6 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

Information regarding inflation, foreign currency exchange rates and interest rates is discussed within “Quantitative and Qualitative Disclosures About Market Risk Foreign Exchange Rates and Interest Rates” and Footnote A to the Financial Statements in the Company’s 2012 Annual Report on Form 10-K. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and are not deemed to be significant.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Company Equity Securities

In January 2008, the Company’s Board of Directors approved a $10,000,000 share repurchase program. The share repurchase program does not have an expiration date. The following table presents the total number of shares repurchased during the third quarter of fiscal 2013 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the maximum number of shares that may yet be purchased pursuant to our stock repurchase program as of the end of the third quarter of fiscal 2013:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2012 – October 31, 2012	9,300	$35.51	9,300	101,980
November 1, 2012 – November 30, 2012	90,893	35.81	90,893	11,787
December 1, 2012 – December 31, 2012	10,159	34.16	5,000	8,123

Total	110,352	$35.64	105,193	8,123

(1)	The Maximum Number of Shares Yet to Be Purchased represents the number of shares purchasable at the closing price of the Company’s common stock on the last trading day of the month.
(2)	All shares purchased were under the share repurchase program, except 5,159 shares in December related to the purchase price and related income tax for net-settled stock option exercises.

Item 5. Other Information

On December 17, 2012, the Company’s Board of Directors resolved to terminate the Company’s existing change-in-control agreements with its executive officers, effective December 31, 2013. The change-in-control agreements provided certain severance payments and related benefits to the Company’s executive officers in the event of a change-in-control of the Company, as defined therein. The Company expects to enter into new change-in-control agreements with its executive officers prior to the effective date of termination for the existing change-in-control agreements.

Item 6. Exhibits

Exhibit Number	Description

3 (a)	Amended and Restated Articles of Incorporation of the Company	(1)

3 (b)	Amended and Restated By-Laws of the Company	(2)

4 (a)	Form of specimen common stock certificate	(3)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(4)

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(4)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(4)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(4)

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended December 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.	(5)

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 16, 2013.
(3)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement (File Number 33-34984)
(4)	Filed with this Quarterly Report on Form 10-Q.
(5)	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date: February 8, 2013	By	/s/ Claude J. Jordan
Claude J. Jordan
Chairman, and Chief Executive Officer

Date: February 8, 2013	By	/s/ Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer