Form 10-K
period 2013-03-31
ARCTIC CAT INC
filed 2013-06-14
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended March 31, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from              to

Commission File Number: 0-18607

ARCTIC CAT INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Hwy 169 North, Suite 1000 Plymouth, Minnesota	55441
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(763) 354-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately: $537,694,740.

At June 11, 2013, the registrant had 13,211,689 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held on August 8, 2013 are incorporated by reference into Part III of this Form 10-K.

ARCTIC CAT INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

Arctic Cat Inc. is a Minnesota corporation, (the “Company” or “Arctic Cat,” or “we,” “our” or “us”), with principal executive offices in Plymouth, Minnesota. We design, engineer, manufacture and market snowmobiles and all-terrain vehicles (“ATVs”) and recreational off-highway vehicles (“side-by-sides” or “ROVs”) under the Arctic Cat® brand name, as well as related parts, garments and accessories (“PG&A”). We market our products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, Russia, South America, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for more than 50 years and is among the most widely recognized and respected names in the snowmobile, ATV and Side-by-Side industry. We were incorporated in 1982. Our common stock trades on the NASDAQ Global Select Market under the symbol ACAT.

Industry Background

Snowmobiles—The snowmobile, developed in the 1950s, was originally intended to be used as a utility vehicle, but today the overwhelming majority of the industry’s sales are for recreational use. Between the late 1950s and early 1970s, the industry expanded dramatically, reaching a peak of over 100 manufacturers and a high of nearly 495,000 units sold to retail customers in North America in 1971. Today the industry has consolidated to four major participants: Arctic Cat, Bombardier Recreational Products Inc. (“BRP”), Polaris Industries Inc. (“Polaris”) and Yamaha Motor Co., Ltd. (“Yamaha”). We believe there are currently more significant barriers to entry into the snowmobile market than existed in the 1970s. These barriers include increased brand loyalty, long-standing dealer and distributor networks and relationships, emission and safety regulations, four-stroke engine development costs, manufacturing and engineering expertise and higher initial start-up costs. Industry-wide snowmobile sales to retail customers in North America were approximately 92,550 units for the 2013 model year.

ATVs—The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. The most popular ATV use is general recreation, followed by farming/ranching, hunting/fishing, hauling/towing, transportation, and commercial use. From 1970 to 1986, the number of ATVs sold in the United States continued to grow until reaching an initial peak of 535,000 units in 1986. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 147,000 units. From 1991 to 2004, sales of ATVs by Arctic Cat and its major competitors grew to 814,000 units; however, ATV sales have declined each year from 2005 to 2011, primarily driven by overall weak economic conditions and the shift to side-by-side vehicles. For 2012 industry-wide sales were 225,377 units in the United States, up 1.5% and 52,519 units in Canada, up 5.0%. In addition to the U.S. and Canada, ATVs are also sold in numerous international markets including Europe, Russia, Australia, Middle East and Latin America. Major competitors in the industry include Yamaha, BRP, Polaris, Honda Motor Co., Ltd. (“Honda”), Kawasaki Motors Corp. (“Kawasaki”) and Suzuki Motor Corporation (“Suzuki”). In addition to these companies, multiple other companies, including numerous Chinese and Taiwanese manufacturers, sell ATVs.

Side-by-Side Recreational Off-highway Vehicles (“side-by-sides” or “ROVs”)—ROVs are multiple passenger off road all terrain vehicles and, like ATVs, are used for general recreation, farming/ranching, hunting/fishing, hauling/towing, transportation, commercial and military use. We estimate that calendar year 2012 North American industry side-by-side vehicle retail sales in the segments that we compete were 228,776 units up over 20% from the previous year. The main competitors for our side-by-side vehicles are Yamaha, BRP, Polaris, Kawasaki, Deere & Company (“Deere”) and Honda.

Products

Snowmobiles—We produce a full line of snowmobiles, consisting of 57 models, marketed under the Arctic Cat brand name, and designed to satisfy most market segments. The 2013 Arctic Cat models carry suggested U.S. retail prices ranging from $7,299 to $15,399, excluding a youth model which is sold at a suggested U.S. retail price of $2,699. Arctic Cat snowmobiles are sold in the United States, Canada, Scandinavia, Russia and other international markets.

Our 2014 model year snowmobiles are categorized as Performance, Crossover, Mountain, Touring and Utility. We market: Performance models under the names ZR and Sno Pro; Crossover models under the name XF; Mountain models under the name M and HCR; Touring models under the name T; and Utility models under the name Bearcat. In addition, to encourage family involvement in snowmobiling, we offer a youth snowmobile marketed under the ZR 120 name.

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

In the sport of snowmobiling, where the customer demands continuous improvement in the vehicle’s ride, quality and performance, companies must progress through innovation. We believe we have a team of talented, driven-to-win people whose passion for snowmobiles is matched by their desire to innovate and improve, a major reason why Arctic Cat has delivered a stunning array of innovative, pioneering technology and products during the last half-century.

Awards—In the 2013 model year, more than 80% of our snowmobile sales were from models or model variations not available three years earlier. Some recent examples of the success of our new products include the following: American Snowmobiler Magazine awarded Arctic Cat with three prestigious honors, the 2013 F800 Sno Pro RR was their Best High-Performance Sled of the Year, the 2013 Crosstour 1100 Turbo the Best Crossover and their Editors Choice award went to the F1100 Turbo Sno Pro RR. In other editorial honors, Supertrax Magazine chose the 2013 F1100 LXR as the Best In Class 4-stroke snowmobile, while SledHead 24-7 Television gave their Best In Class awards to the F1100 Turbo LXR for Best Groomed Trail and XF800 High Country as Best Crossover.

Team Arctic racers upheld the tradition of claiming the most high-point championship titles in the sport’s most prestigious circuits. Tucker Hibbert won the ISOC National Pro Open Championship, captured his 6th-consecutive Gold Medal at X games and solidified the season with a victory at Sweden’s Clash of Nations event.

For the last three fiscal years ended 2013, 2012 and 2011, snowmobiles accounted for 39%, 43% and 39%, respectively, of our net sales.

ATVs—In December 1995, we introduced our first ATV. Since that time, our line has grown to 31 models. Features like fully independent front and rear suspensions, hydraulic disc brakes, hi-low range transmission, long travel suspension with high ground clearance, Speed Point accessory system, automatic transmissions, selectable 2WD/4WD shaft drive, locking differentials, EFI, a large fuel tank, and electronic power steering, all make our ATVs consumer friendly. We also have special two rider models that provide a proper alternative for customers that want to ride double on an ATV. In 2007, we introduced the industry’s first diesel ATV, capable of using biodiesel fuels and in 2008 we introduced the Thundercat 1000, the ATV with the largest displacement engine in the industry. We launched our new value line-up of ATVs in 2011 which included the 350 4X4 automatic with a MSRP of $5,499 and the 425 EFI 4X4 automatic with a MSRP of $5,999. For model year 2013, we launched a new range of value models which included a 400 4X4 automatic ATV, 450 EFI 4X4 automatic ATV, 500 EFI 4X4 automatic ATV, 400 4X4 automatic TRV and 500 EFI 4X4 automatic TRV. The 2013 Arctic Cat ATV models carry suggested U.S. retail prices ranging from $4,199 to $14,399, excluding youth models which are sold at suggested U.S. retail prices ranging from $2,699 to $3,599.

Side-by-Side Recreational Off-highway Vehicles (“side-by-sides” or “ROVs”)—We introduced our new Prowler Utility side-by-side vehicle into the utility segment in 2006. The Prowler is configured with a variety of different engines that range in size from 550cc to 1000cc that are manufactured by us, and also includes a rear cargo box, dual bucket seats as well as our renowned long travel suspension and ride characteristics. In 2011, we launched our first heavy duty utility side-by-side vehicle, the Prowler HDX, with an extended chassis, extra-large cargo box, bench seating and electronic power steering standard. In fiscal 2012, we introduced the all-new Wildcat 1000 sport model ROV. This model is aimed at a rapidly growing segment of the ROV market where consumers are seeking a side-by-side designed vehicle that offers comfort & handling in rough off-highway terrain. In fiscal 2013 we expanded our Wildcat line-up to include a Wildcat 1000 Limited with factory installed accessories, a Wildcat 4 1000 which allows for seating of 4 full sized adults and a Wildcat X 1000 which increases the horse power to +90. We refer to these vehicles as both side-by-sides and ROV’s, and consists of eight models with retail prices between $10,999 and $19,599. Side-by-side/ROV sales are included with ATV sales for financial reporting purposes.

International Markets—We have continued to expand into international markets by focusing on new product development, adding new distributors and dealers, entering new geographies, and developing new markets. In July 2005, we acquired a 100% interest in a European company to strengthen our European presence and further expand our ATV model offerings for on-road use, the most prevalent use in Europe. Our snowmobiles are currently sold in all major snowmobile markets.

Awards—We believe our ATVs and ROVs are recognized for their power, durability, utility, suspension and style. In 2010 and 2011 DirtTrax Magazine named the Arctic Cat 450 4x4 Best-In-Class. DirtTrax Television named the XC450 4x4 Best Crossover for 2011. ATV Action in May 2011 recognized the Arctic Cat 350 4x4 for “Big 4x4 Performance in a Mid-Size Package at a Small Price.” In December 2012 Dirt Trax magazine awarded the Wildcat 1000 the winner as the Best Extreme Performance side-by-side and also awarded the Prowler 700 HDX the Best Utility side-by-side. In January 2013 ATV & SxS Illustrated named the Prowler 700 HDX the Best Heavy Duty Side-by-Side and stated “Arctic Cat’s Prowler 700 HDX is Cat’s do-it-all machine for the hard working and hard playing crowd.”

For the last three fiscal years ended 2013, 2012, and 2011, ATVs accounted for 45%, 39%, and 39%, respectively, of our net sales.

Parts, Garments and Accessories—We are the exclusive provider of genuine Arctic Cat Snowmobile, ATV and ROV parts, garments and accessories. Replacement parts for all of our current and noncurrent models of Snowmobiles, ATVs and ROVs are an important part of our product mix along with maintenance supplies such as oil and fuel additives. We also sell a broad array of accessories such as bumpers, cabs, luggage racks, lights, snow plows, backrests, windshields, wheels, track systems and winch kits that consumers buy to increase their comfort factor, shorten their task or personalize their ride. We recently launched a new line of accessories specifically created for the new Wildcat ROV. During fiscal 2013, we added new accessory options for this exciting new vehicle. In addition to genuine Arctic Cat parts and accessories, we sell market leading brands in various categories such as Fox Float shocks, Speedpoint attachments and BCA Float Avalanche Airbags.

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

Four years ago we introduced a second line of insulated outerwear under the “Drift Racing” brand to compete against the aftermarket outerwear manufacturers selling into the snowmobile market. The “Drift

Racing” line of outerwear provides riders of multiple brands of snowmobiles a high performing, fashionable outerwear option. Over the last two years we have expanded our Drift Racing line (insulated jackets similar to those worn by the snowmobile racers), have added more general outerwear options to the Arcticwear line (down filled parkas) and expanded our sportswear wearables sold under the “Arcticwear” brand.

For ATV and ROV riders, we manufacture and sell garments under the “Arcticwear ATV Gear” label. This line of clothing is geared toward function and comfort and includes suits, jackets, gloves, helmets, gear bags, sweatshirts, T-shirts, and hats. The trend to “wear what you ride” continues to be much stronger with snowmobile consumers than with ATV and ROV consumers. We continue to successfully expand our ATV and ROV clothing lines with more performance-geared clothing to provide more rider comfort.

For the last three fiscal years ended 2013, 2012 and 2011, parts, garments and accessories accounted for 16%, 18% and 22%, respectively, of our net sales.

Manufacturing, Engineering and Research and Development

Arctic Cat snowmobiles, ROVs and most ATVs are manufactured at our facilities in Thief River Falls, Minnesota. A Taiwanese company manufactures our 90cc to 450cc ATVs, as well as our XC450i ATV, according to our specifications, and we have strategically identified specific core manufacturing competencies for vertical integration and have chosen outside suppliers to provide other parts. We have developed relationships with selected high quality suppliers in order to obtain access to particular capabilities and technologies outside the scope of our expertise. We often design component parts in cooperation with our suppliers, contract with them for the development of tooling, and then enter into agreements with these suppliers to purchase component parts manufactured utilizing the tooling. In our vertically integrated operations, we manufacture foam seats and machine, weld, and paint other components and then complete the total assembly of most of our products at our facilities in Thief River Falls. Manufacturing operations include robotics as well as digital and computer automated equipment to speed production, reduce costs and improve the quality, fit and finish of every product.

During late fiscal 2005, we began manufacturing select Arctic Cat designed ATV engines as part of a strategic first step in a new engine program. We believe that having the capability to design and manufacture our own ATV engines enables us to offer customers more choices, provide excellent value, lower Japanese yen currency exposure and enhance our long-term competitive position. In 2007, we transitioned our engine manufacturing from the Thief River Falls facility to our facility in St. Cloud, Minnesota.

We will expand our snowmobile engine design capabilities and work with a variety of suppliers for various engine component parts, as well as better utilize the current engine manufacturing capacity at our St. Cloud facility. In February 2013, we announced an engine supply agreement with Yamaha where we will purchase select Yamaha 4-stroke engines. The first engine we will receive is a 135 horse power 4-stroke engine and will be used in our new model year 2014 snowmobiles. We also announced our first snowmobile engine that we will manufacture in our St. Cloud, Minnesota facility. This engine is a 600cc 2-stroke engine and will be produced in limited quantities for model year 2014. In addition to purchasing Yamaha engines, we also reached an agreement to build select 4-stroke Yamaha snowmobiles using Yamaha engines. These snowmobiles will be built in our Thief River Falls, Minnesota facility and will start production during fiscal year 2014.

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

We are committed to an ongoing engineering and research and development program dedicated to innovation and to continued improvements in the quality and performance of our products as well as new product introduction. We currently employ 163 individuals in the design and development of new and existing products, with an additional 26 individuals directly involved in the testing of snowmobiles, ATVs and ROVs in normal and extraordinary conditions. In addition, these units are tested in conditions and locations similar to those in which they are used. We use computer aided design and manufacturing systems to shorten the time between initial concept and final production. For the fiscal years ended 2013, 2012 and 2011, we spent approximately $20,693,000, $17,862,000 and $15,029,000, respectively, on engineering, research and development. In addition, utilizing their particular expertise, our suppliers regularly test and apply new technologies to the design and production of component parts.

Sales and Marketing

Our products are currently sold through an extensive network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, Russia, South America, the Middle East, Asia and other international markets. To promote new dealerships and to service our existing North American dealer network, we also employ district sales managers throughout the United States, Canada and parts of Western Europe.

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

We utilize distributors in some countries outside the United States and Canada to take advantage of their knowledge and experience in their respective markets and to increase market penetration of our products. Canadian sales are made in Canadian dollars, nearly all of which are financed through a Canadian financial institution. Most sales to distributors outside North America are made in U.S. dollars and are supported to some extent by letters of credit or credit insurance.

Our sales and marketing efforts are comprised of dealer and consumer promotions, direct advertising and cooperative advertising programs with our dealers. We and many of our distributors conduct dealer shows or other sales events annually in order to introduce the upcoming year’s models and to promote dealer orders. Marketing activities are designed to promote directly to consumers. Products are advertised and promoted by us in consumer magazines, online and through other media. In addition, we engage in extensive dealer cooperative advertising, on a local and national level, whereby we and our dealers share advertising costs. Each season we produce product brochures, point of purchase displays, leaflets, posters and banners, and other promotional items for use by our dealers. We also participate in key regional consumer shows and rallies with dealers and sponsor independent racers who participate in snowmobile races throughout the world. In order for our dealers and distributors to remain price competitive and to reduce retail inventories, we will from time to time make available to them rebate programs, discounts, or other incentives. In order to build brand loyalty we publish online magazines called Pride (snowmobile) and Ride (ATV and ROV).

We place strong emphasis on identifying and addressing the specific needs of our customers by periodically conducting dealer and consumer surveys and focus group meetings. Additionally we hold many demo rides throughout the year which also allows for direct consumer feedback. We warrant our snowmobiles and ATVs and ROVs under a limited warranty against defects in materials and workmanship for a period generally ranging from six months to one year from the date of retail sale or for a period of 90 days from the date of commercial or rental use. Repairs or replacements under warranty are administered through our dealers and distributors.

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

When we sell our products outside the United States our products are also subject to international laws and regulations related to emissions and safety matters. Europe currently regulates ATV emissions and our products meet such requirements. The European Commission is developing substantial changes to the existing regulations. Although these changes have not been finalized, we anticipate the changes could take effect as early as model year 2016.

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

We are a member of the Specialty Vehicle Institute of America (“SVIA”), a trade association organized to foster and promote the safe and responsible use of ATVs manufactured and/or distributed throughout the United States and which promulgates voluntary safety standards for ATVs. Additionally we are a member of the Recreational Off-highway Vehicle Association (ROHVA), a trade association organized to foster and promote safe and responsible use of side-by-side vehicles. We are also a member of the Canadian Off-Highway Vehicle Distributors Council (“COHV”), as well as the All-Terrain Vehicle Association Europe (“ATVEA”).

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

Employees

At March 31, 2013, we had 1,508 employees, including 307 salaried and 1,201 hourly and production personnel. Our employees are not represented by a union or subject to a collective bargaining agreement. We have never experienced a strike or work stoppage and consider our relations with our employees to be excellent.

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

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Claude J. Jordan	57	Chairman, President and Chief Executive Officer
Timothy C. Delmore	59	Chief Financial Officer and Corporate Secretary
Tracy J. Crocker	53	Vice President—General Manager, Parts, Garments and Accessories
Bradley D. Darling	47	Vice President—General Manager, Snowmobile
Paul A. Fisher	56	Vice President—Operations
William J. Nee	52	Vice President—Human Resources

Mr. Jordan has been our Chairman, Chief Executive Officer and President since September 1, 2012, our Chief Executive Officer and President since January 1, 2011 and was our President and Chief Operating Officer from August 2008 to December 31, 2010. Mr. Jordan has been a director of the Company since August 2010. Prior to joining us, Mr. Jordan worked for The Home Depot, Inc. in Atlanta, Georgia from 2003 to 2008, most recently serving as a Vice President, with responsibility for running the THD At-Home Services, Inc. business. Previously, Mr. Jordan held various management positions at General Electric Company.

Mr. Delmore has been our Chief Financial Officer since 1986 and has been our Corporate Secretary since 1989. Mr. Delmore, a CPA with seven years of prior public accounting experience, joined us in 1985 as Controller.

Mr. Crocker has been our Vice President—General Manager, Parts, Garments and Accessories, since June 1, 2013, a role previously held by Mary Ellen Walker who announced her retirement effective May 31, 2013. Prior to that, he was our Vice President—Special Projects from April 2013 to May 2013 and Vice President—General Manager, All-terrain Vehicles from March 2012 to March 2013. Prior to joining us, Mr. Crocker worked for Ecolab from 2002 to 2011, serving as Senior Vice President of Ecolab’s Hospitality, Healthcare and Commercial markets businesses. Prior to that he served as Ecolab’s Senior Vice President and General Manager for Latin America and as a division Vice President of Marketing. Before joining Ecolab, he worked in sales and operating roles for Next Generation Network, Nabisco and Pepsi.

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

Our products are subject to extensive federal and state safety, environmental and other government regulations that may require us to incur expenses or modify product offerings in order to maintain compliance with regulations.

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

We are subject to legal proceedings and claims which arise in the ordinary course of business. Accidents involving personal injury and property damage may occur in the use of snowmobiles, ATVs and ROVs and claims have been made against us from time to time relating to these accidents. In addition, our products, and the products of our competitors, incorporate significant amounts of intellectual property developed by us and others and, from time to time, parties assert claims against us relating to their intellectual property. It is our policy to vigorously defend against these product liability and intellectual property claims. We have recorded a reserve based on our estimated range of potential exposures to the legal proceedings and claims of which we are aware. Should any judgment or settlement occur that exceeds our estimate, or a new claim arise, we may need to adjust our overall reserve and, depending on the amount, such adjustment could be material and adversely affect our operating results or financial condition.

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

Historically, Suzuki manufactured snowmobile engines (and through fiscal 2008, certain ATV engines) for us pursuant to supply agreements which have been automatically renewed annually. During late fiscal 2005, we began manufacturing certain of our own designed ATV engines as part of a strategic first step in a new engine program. We believe that having the capability to design and manufacture our own ATV engines enables us to offer customers more choices, provide excellent value, reduce Japanese yen currency exposure and enhance our long-term competitive position. In 2007, we transitioned our engine manufacturing from the Thief River Falls, Minnesota facility to our new facility in St. Cloud, Minnesota. Beginning in fiscal 2009, substantially all of our ATVs use engines that are produced from our engine facility or purchased separately or as part of the 90cc to 450cc units we receive from a Taiwanese supplier. In fiscal 2013, we announced an engine supply agreement with Yamaha where we will purchase select Yamaha 4-stroke engines for use in our snowmobiles.

In the event that we need to obtain substitute supply arrangements for engine or other raw materials or components for which we rely upon limited sources of supply, alternate supply arrangements may not be available with comparable terms.

Interruption of dealer floorplan financing could have a material impact on our business operations.

We have agreements with GE Commercial Distribution Finance in the United States and TCF Commercial Finance Canada in Canada to provide snowmobile, ATV and ROV floorplan financing for our North American dealers. These agreements improve our liquidity by financing dealer purchases of our products without requiring substantial use of our working capital. We are paid by the floorplan companies shortly after shipment and as part of our marketing programs we pay the floorplan financing of our dealers for certain set time periods depending on the size of a dealer’s order. While we expect to continue with our current multi-year dealer floorplan arrangements, these arrangements may not remain available or the costs and other terms of new financing arrangements may be significantly less favorable to us than have historically been available.

Termination, interruption or nonrenewal of bank credit agreements could have a material adverse effect on our business or results of operations.

The seasonality of our snowmobile, ATV and ROV production cycles generates significant fluctuations in our working capital requirements during each year. Historically, we have financed our working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of this cycle. While we expect to continue with our current multi-year working capital financing agreement from our lender, working capital financing arrangements may not remain available or the costs and other terms of new financing arrangements may be significantly less favorable to us than have historically been available. In addition, our current bank credit agreement contains covenants which we might be unable to meet in some future period requiring the need for waivers or alternate financing.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the 1934 Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. A report of our management is included under Item 9A. “Controls and Procedures” of this report, and our auditors have provided an attestation report on our internal control over financial reporting in this annual report. During its evaluation of the effectiveness of internal control over financial reporting as of March 31, 2013, management identified a material weakness resulting from the aggregation of certain deficiencies. We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience a material weakness in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and annual auditor attestation reports. Each of the foregoing results could cause shareholders to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A. “Controls and Procedures” for more information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following sets forth our material property holdings as of March 31, 2013.

Location	Facility Type / Use	Owned or Leased	Sq Ft.
Thief River Falls, Minnesota	Manufacturing / Corporate Office	Owned	585,000
Thief River Falls, Minnesota	Warehouse	Owned	25,000
Thief River Falls, Minnesota	Warehouse	Leased	20,000
Bucyrus, Ohio	Distribution Center	Owned	202,000
Winnipeg, Manitoba	Service Center	Leased	9,929
Island Park, Idaho	Test & Development Facility	Owned	3,000
St. Johann, Austria	Administrative/Distribution	Leased	44,409
St. Cloud, Minnesota	Manufacturing	Owned	60,800
Plymouth, Minnesota	Corporate Office	Leased	11,420

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

Years ended March 31, Quarterly Prices	2013		2012
	High	Low	High	Low
First Quarter	$47.46	$31.42	$17.00	$11.55
Second Quarter	46.87	34.65	17.25	12.20
Third Quarter	42.77	32.12	24.00	13.76
Fourth Quarter	44.47	33.23	43.93	21.15

As of June 11, 2013, we had approximately 288 stockholders of record, including the nominee of Depository Trust Company which held 12,912,208 shares of common stock.

Cash Dividends Paid

Cash dividends were declared and paid quarterly from 1995 through the third quarter of fiscal year 2009. In response to the economic recession and to conserve cash, we suspended quarterly cash dividends in the fourth quarter of fiscal 2009. On May 15, 2013 we announced the reinstatement of a $0.10 per share quarterly cash dividend to shareholders of record as of May 31, 2013. The dividend is payable on or about June 14, 2013. We continually consider our cash position and projected cash needs in regards to our current dividend policy.

Company Purchases of Company Equity Securities

In January 2008, the Company’s Board of Directors approved a $10,000,000 share repurchase program. The share repurchase program does not have an expiration date. The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2013 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program as of the end of fiscal 2013:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2013 - January 31, 2013	0	0	0	7,504
February 1, 2013 - February 28, 2013	0	0	0	7,465
March 1, 2013 - March 31, 2013	10,694	$42.04	0	6,206

Total	10,694	$42.04	0	6,206

(1)	The Maximum Number of Shares Yet to Be Purchased represents the number of shares purchasable at the closing price of the Company’s common stock on the last day of the month under the January 2008 share repurchase program. In May 2013, the Company’s Board of Directors authorized a share repurchase program of up to $30,000,000 of the Company’s common stock.
(2)	All shares purchased were for the exercise and related income taxes for net-settled stock options.

We have historically purchased our common stock primarily to offset the dilution created by employee stock option plans and because the Board of Directors believed investment in our common stock was a good use of our excess cash.

Performance Graph

In accordance with the rules of the SEC, the following performance graph compares the performance of our common stock on The NASDAQ Stock Market to the Standard & Poor’s 500 Index, and to the Recreational Vehicles Index prepared by Hemscott, Inc., of which we are a component. The graph compares on an annual basis the cumulative total shareholder return on $100 invested on March 31, 2008, assumes reinvestment of all dividends and has been adjusted to reflect stock splits. The performance graph is not necessarily indicative of future investment performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Arctic Cat Inc., the S&P 500 Index

and Hemscott—Recreational Vehicles Index

Assumes $100 invested on 3/31/08 in stock or index

Assumes Dividend Reinvested

Fiscal year ended March 31,

	2008	2009	2010	2011	2012	2013
Arctic Cat Inc.	$100.00	$53.97	$152.88	$219.10	$603.63	$615.75
S&P 500 Index	100.00	61.91	92.72	107.23	116.39	132.64
Hemscott—Recreational Vehicles Index	100.00	41.59	91.30	133.27	167.03	198.34

*$100 invested on 3/31/08 in stock or index, including reinvestment of dividends.

Fiscal year ending March 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts) Years ended March 31,	2013	2012	2011	2010	2009
OPERATING STATEMENT DATA:
Net sales
Snowmobile & ATV units	$563,464	$477,329	$363,015	$350,871	$454,589
Parts, garments & accessories	108,124	107,939	101,636	99,857	109,024

Total net sales	671,588	585,268	464,651	450,728	563,613

Cost of goods sold
Snowmobile & ATV units	450,291	388,523	302,783	309,217	411,776
Parts, garments & accessories	70,401	66,126	60,359	58,275	68,665

Total cost of goods sold	520,692	454,649	363,142	367,492	480,441

Gross profit	150,896	130,619	101,509	83,236	83,172
Operating expenses
Selling & marketing	37,402	36,549	33,540	33,929	43,971
Research & development	20,693	17,862	15,029	12,926	18,404
General & administrative	32,087	30,318	34,805	35,045	33,904
Goodwill impairment charge	—	—	—	—	1,750

Total operating expenses	90,182	84,729	83,374	81,900	98,029

Operating profit (loss)	60,714	45,890	18,135	1,336	(14,857)
Interest income	49	86	107	12	117
Interest expense	(84)	(8)	(11)	(250)	(1,015)

Earnings (loss) before income taxes	60,679	45,968	18,231	1,098	(15,755)
Income tax expense (benefit)	20,934	16,027	5,224	(777)	(6,247)

Net earnings (loss)	$39,745	$29,941	$13,007	$1,875	$(9,508)

Net earnings (loss) per share
Basic	$3.02	$1.79	$0.71	$0.10	$(0.53)
Diluted	$2.89	$1.72	$0.70	$0.10	$(0.53)
Cash dividends per share	$—	$—	$—	$—	$0.21

Weighted average shares outstanding
Basic	13,155	16,721	18,232	18,220	18,070
Diluted	13,761	17,458	18,539	18,291	18,070

As of March 31,	2013	2012	2011	2010	2009
BALANCE SHEET DATA (In thousands):
Cash and short-term investments	$112,807	$62,597	$125,113	$71,062	$11,413
Working capital	132,052	98,825	144,596	125,695	109,524
Total assets	306,145	255,416	272,906	246,084	251,165
Long-term debt	—	—	—	—	—
Shareholders’ equity	174,472	138,472	183,036	167,339	164,848

QUARTERLY FINANCIAL DATA (unaudited)

(In thousands, except per share amounts)	Total Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales
2013	$671,588	$111,311	$229,030	$218,016	$113,231
2012	585,268	74,930	204,829	207,021	98,488
2011	464,651	63,406	175,812	151,976	73,457
Gross Profit
2013	$150,896	$22,479	$64,030	$50,798	$13,589
2012	130,619	14,275	57,149	47,776	11,419
2011	101,509	10,759	51,258	32,732	6,760
Net Earnings (Loss)
2013	$39,745	$2,008	$24,959	$17,853	$(5,075)
2012	29,941	(2,323)	21,410	17,028	(6,174)
2011	13,007	(4,478)	17,809	9,262	(9,586)
Net Earnings (Loss) Per Share
2013 Basic	$3.02	$0.15	$1.90	$1.35	$(0.38)
Diluted	2.89	0.14	1.80	1.30	(0.38)
2012 Basic	1.79	(0.13)	1.18	0.96	(0.49)
Diluted	1.72	(0.13)	1.15	0.92	(0.49)
2011 Basic	0.71	(0.25)	0.98	0.51	(0.52)
Diluted	0.70	(0.25)	0.97	0.50	(0.52)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Executive Level Overview

Arctic Cat delivered the highest net earnings in our company’s history in fiscal 2013 and we expect to report another year of record earnings and increased sales in fiscal 2014. Fiscal 2013 net sales increased 14.7% to $671.6 million from $585.3 million in fiscal 2012. Fiscal 2013 net earnings increased 32.7% to $39.7 million or $2.89 per diluted share compared to net earnings of $29.9 million or $1.72 per diluted share in fiscal 2012. The increase in net sales was driven by increased net sales of side-by-sides, ATVs and snowmobiles. During the fiscal year, gross margins improved to 22.5% from 22.3%, operating expenses as a percent of sales decreased to 13.4% and operating profits increased 32.3% to $60.7 million from $45.9 million.

During fiscal year 2013, snowmobile sales increased 5.3%, driven primarily by increased shipments to Canada and other international markets. North American snowmobile industry retail sales for the year increased 4%, driven primarily by improved snow conditions. For the year, Arctic Cat North American retail sales underperformed the market; however we did face difficult comparisons from the previous year where we launched 23 new snowmobile models. Arctic Cat did experience strong retail sales in our March-ending quarter, with sales up 18% from the previous year-ending quarter. North American dealer inventory increased 16% year-over-year as retail sales were not as strong as expected during the early part of the snowmobile season. As we look forward to next year, we remain excited about our snowmobile business. At our February Snowmobile Dealer Show, we launched 10 new snowmobile models, and also announced the first phase of our engine strategy which included two new snowmobile engines. One of these new engines is the first Arctic Cat built snowmobile engine that will be built in our St. Cloud, Minnesota, engine plant. This new 600cc 2-stroke engine will allow us to enter a new snowmobile market segment that today accounts for 18% of the North American snowmobile industry. In addition, we also announced a partnership with Yamaha where we will gain access to select Yamaha engines and we will manufacture select snowmobiles for them. For fiscal year 2014, we are expecting North American snowmobile industry retail sales to continue their growth and expect the market will grow up to 3%. With the expected increase in retail sales, and the launch of 10 new snowmobile models and two new engines, our expectations are that we will see our retail sales grow between 3% and 5%.

Sales for our ATV and side-by-side business increased 32% for the year driven primarily by our Wildcat sport side-by-sides as well as our existing ATV and Prowler models. Additionally, we continued to experience growth in both the North American and international markets. Regarding industry retail sales, core ATV industry retail sales for North America decreased by 2% during fiscal year 2013 while the North American side-by-side market grew in excess of 20%. As we look forward to fiscal year 2014, we remain well positioned with new products that were introduced in the last quarter of fiscal year 2013, as well as a strong product pipeline of new products under development. One of these new products is the all new 50-inch trail-legal version of the Wildcat. This new model will allow us to enter a new segment of the side-by-side industry that accounted for roughly 9% of the side-by-side market. We expect to start shipping this model in the later part of fiscal year 2014. For fiscal year 2014, we believe the North American core ATV industry retail sales will grow up to 5%, and the side-by-side industry will continue to show strong growth in the 15 to 25% range.

Reviewing fiscal 2013 net sales: Snowmobile sales increased 5.3% in fiscal 2013 to $263.7 million from $250.4 million in fiscal 2012, primarily due to increased Canadian and other international markets. Snowmobiles comprised 39% of our net sales in fiscal 2013. ATV and side-by-side sales increased 32.1% in fiscal 2013 to $299.8 million from $226.9 million in fiscal 2012. ATV and side-by-side net sales comprised 45% of our net sales in fiscal 2013. Parts, garments and accessories sales increased 0.2% in fiscal 2013 to $108.1 million from

$107.9 million in fiscal 2012, primarily due to increased snowmobile related parts, as well as Wildcat parts and accessories. Parts, garments and accessories sales were 16% of our net sales in fiscal 2013.

Given our strong cash flow, our Board of Directors announced in May 2013 the reinstatement of a $0.10 per share quarterly cash dividend. The board also authorized a share repurchase program of up to $30 million of the Company’s common stock. The reinstatement of a quarterly dividend and the share repurchase program demonstrates our continuing commitment to increase shareholder value and reflects our belief that the Company common stock represents a good investment opportunity.

Results of Operations

Product Line Sales for the Fiscal Year Ended March 31,

($ in thousands)	2013	Percent of Net Sales	2012	Percent of Net Sales	Change 2013 vs. 2012	2011	Percent of Net Sales	Change 2012 vs. 2011
Snowmobile	$263,693	39.3%	$250,438	42.8%	5.3%	$181,965	39.2%	37.6%
ATV	299,771	44.6%	226,891	38.8%	32.1%	181,050	39.0%	25.3%
Parts, garments & accessories	108,124	16.1%	107,939	18.4%	0.2%	101,636	21.8%	6.2%

Net Sales	$671,588	100.0%	$585,268	100.0%	14.7%	$464,651	100.0%	26.0%

Product Line Sales. During fiscal 2013, net sales increased 14.7% to $671.6 million from $585.3 million in fiscal 2012. Snowmobile unit volume increased 3.6%, ATV unit volume increased 22.6%, and parts, garments and accessories sales increased $185,000. The increase in net sales is mainly due to increased sales of snowmobiles, Wildcat side-by-sides, and international ATVs. In addition, increased sales of ATV parts, Wildcat side-by-sides and snowmobile accessories contributed to the sales increase. During fiscal 2012, net sales increased 26.0% to $585.3 million from $464.7 million in fiscal 2011. Snowmobile unit volume increased 27.5%, ATV unit volume increased 16.2%, and parts, garments and accessories sales increased $6.3 million. The increase in net sales is mainly due to U.S. and international sales increases on snowmobiles and related parts, garments and accessories.

Cost of Goods Sold for the Fiscal Year Ended March 31,

($ in thousands)	2013	Percent of Net Sales	2012	Percent of Net Sales	Change 2013 vs. 2012	2011	Percent of Net Sales	Change 2012 vs. 2011
Snowmobiles & ATV units	$450,291	67.0%	$388,523	66.4%	15.9%	$302,783	65.2%	28.3%
Parts, garments & accessories	70,401	10.5%	66,126	11.3%	6.5%	60,359	13.0%	9.6%

Total Cost of Goods Sold	$520,692	77.5%	$454,649	77.7%	14.5%	$363,142	78.2%	25.2%

Cost of Goods Sold. During fiscal 2013 cost of sales increased 14.5% to $520.7 million from $454.6 million for fiscal 2012. Fiscal 2013 snowmobile and ATV unit cost of sales increased 15.9% to $450.3 million from $388.5 million due primarily to increased sales. The unit cost of sales as a percentage of sales improved to 79.9% from 81.4% primarily due to increased unit volume, pricing and product mix. The fiscal 2013 cost of sales for parts, garments and accessories increased to $70.4 million from $66.1 million for fiscal 2012 due primarily to product mix and increased distribution costs. Fiscal 2012 cost of sales increased 25.2% to $454.6 million from $363.1 million for fiscal 2011. Fiscal 2012 snowmobile and ATV unit cost of sales increased 28.3% to $388.5 million from $302.8 million due primarily to increased sales. The fiscal 2012 cost of sales for parts, garments and accessories increased to $66.1 million from $60.4 million for fiscal 2011 due primarily to increased sales.

Gross Profit for the Fiscal Year Ended March 31,

($ in thousands)	2013	2012	Change 2013 vs. 2012	2011	Change 2012 vs. 2011
Gross Profit Dollars	$150,896	$130,619	15.5%	$101,509	28.7%
Percentage of Net Sales	22.5%	22.3%	0.2%	21.8%	0.5%

Gross Profit. Gross profit increased 15.5% to $150.9 million in fiscal 2013 from $130.6 million in fiscal 2012. The gross profit percentage for fiscal 2013 increased to 22.5% versus 22.3% in fiscal 2012. The increase in the fiscal 2013 gross profit percentage was primarily due to increased unit volume, pricing and product mix. Gross profit increased 28.7% to $130.6 million in fiscal 2012 from $101.5 million in fiscal 2011. The gross profit percentage for fiscal 2012 increased to 22.3% versus 21.8% in fiscal 2011. The increase in the fiscal 2012 gross profit percentage was primarily due to product cost reductions, price increases and a favorable Canadian dollar exchange rate.

Operating Expenses for the Fiscal Year Ended March 31,

($ in thousands)	2013	2012	Change 2013 vs. 2012	2011	Change 2012 vs. 2011
Selling & Marketing	$37,402	$36,549	2.3%	$33,540	9.0%
Research & Development	20,693	17,862	15.8%	15,029	18.9%
General & Administrative	32,087	30,318	5.8%	34,805	(12.9)%

Total Operating Expenses	$90,182	$84,729	6.4%	$83,374	1.6%

Percentage of Net Sales	13.4%	14.5%		17.9%

Operating Expenses. Selling and Marketing expenses increased 2.3% to $37.4 million in fiscal 2013 from $36.5 million in fiscal 2012, primarily due to increased snowmobile and ATV selling and marketing expenses. Selling and Marketing expenses increased 9.0% to $36.5 million in fiscal 2012 from $33.5 million in fiscal 2011, primarily due to increased snowmobile and ATV selling and marketing expenses. Research and Development expenses increased 15.8% to $20.7 million in fiscal 2013 compared to $17.9 million in fiscal 2012, due primarily to higher compensation and development expenses. Research and Development expenses increased 18.9% to $17.9 million in fiscal 2012 compared to $15.0 million in fiscal 2011, due primarily to higher compensation and development expenses. General and Administrative expenses increased 5.8% to $32.1 million in fiscal 2013 from $30.3 million in fiscal 2012, due primarily to decreased Canadian hedge benefits and higher compensation costs. General and Administrative expenses decreased 12.9% to $30.3 million in fiscal 2012 from $34.8 million in fiscal 2011, due primarily to increased Canadian hedge benefits which were offset by higher compensation costs.

Other Income/Expense. Interest income decreased to $49,000 in fiscal 2013 from $86,000 in fiscal 2012. Interest expense increased to $84,000 in fiscal 2013 from $8,000 in fiscal 2012. Interest expense is higher due to higher borrowing levels primarily driven by our lower cash levels at the beginning of the year. Interest income decreased to $86,000 in fiscal 2012 from $107,000 in fiscal 2011. Interest expense decreased to $8,000 in fiscal 2012 from $11,000 in fiscal 2011. Interest income was primarily affected by the lower cash levels at the end of the 2012 fiscal year compared to last year due to the $79.3 million repurchase of our stock from Suzuki in December 2011. Interest expense is lower due to lower borrowing levels primarily driven by our improved cash levels.

Net Earnings. Fiscal 2013 net earnings were $39.7 million, or $2.89 per diluted share, versus net earnings of $29.9 million, or $1.72 per diluted share, for fiscal 2012. Net earnings as a percentage of net sales were 5.9%

and 5.1% in fiscal 2013 and 2012, respectively. The increased earnings are attributable to improved gross margin and continued efforts to control operating expenses. Fiscal 2012 net earnings were $29.9 million, or $1.72 per diluted share, compared to net earnings of $13.0 million, or $0.70 per share, for fiscal 2011. Net earnings as a percentage of net sales were 5.1% and 2.8% in fiscal 2012 and 2011, respectively. The increased earnings are attributable to improved gross margin and continued efforts to control operating expenses.

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

Marketing and Sales Incentive Costs

We provide for various marketing and sales incentive costs which are offered to our dealers and consumers at the later of when the revenue is recognized or when the marketing and sales incentive program is approved and communicated. Examples of these costs include: dealer and consumer rebates, dealer floorplan financing assistance and other incentive and promotion programs. Adverse market conditions resulting in lower than expected retail sales or the matching of competitor programs could cause accrued marketing and incentive costs to materially increase if we authorize and communicate new programs to our dealers. We estimate marketing and sales incentive costs based on expected usage and historical experience. The accrual for marketing and sales incentive costs at March 31, 2013 and 2012 was $12.0 million and $11.0 million, respectively, and is included in accrued expenses in our balance sheet. The increase in this accrual was a result of announced and communicated marketing and sales incentive programs and retail market conditions. Historically, marketing and sales incentive program expenses have been within our expectations. To the extent current experience differs with previous estimates the accrued liability for marketing and sales incentives is adjusted accordingly.

Product Warranties

We generally provide a limited warranty to the owner of snowmobiles for 12 months from the date of consumer registration and for six months from the date of consumer registration on ATVs and ROVs. We provide for estimated warranty costs at the time of sale based on historical rates and trends and make subsequent adjustments to this estimate as actual claims become known or the amounts are determinable. Adverse changes in actual warranty costs compared to our initial estimates could cause accrued warranty costs to materially change. The accrual for warranty costs was $18.7 million and $18.5 million at March 31, 2013 and 2012, respectively. Historically, actual warranty costs have been within our expectations.

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

Liquidity and Capital Resources

The seasonality of our snowmobile and ATV production cycles generates significant fluctuations in our working capital requirements during the year. The following table represents net sales and ending inventories by each quarter in the fiscal years ended March 31, 2013 and 2012.

	First	Second	Third	Fourth	Total
2013 Net Sales
Snowmobile	$17,987	$128,599	$122,425	$(5,318)	$263,693
ATV	72,966	69,675	69,561	87,569	299,771
PG&A	20,358	30,756	26,030	30,980	108,124

Total Net Sales	$111,311	$229,030	$218,016	$113,231	$671,588

Inventories	$140,776	$144,736	$97,027	$96,389

2012 Net Sales
Snowmobile	$17,361	$114,670	$125,227	$(6,820)	$250,438
ATV	37,899	58,789	54,432	75,771	226,891
PG&A	19,670	31,370	27,363	29,536	107,939

Total Net Sales	$74,930	$204,829	$207,022	$98,487	$585,268

Inventories	$86,521	$103,649	$87,867	$98,702

As a result of increased fourth quarter net sales and fiscal 2014 first quarter production, our finished goods inventory balance decreased as of March 31, 2013 compared with March 31, 2012. Historically, we have financed our working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. We believe current available cash and cash generated from operations together with working capital financing through our available line of credit will provide sufficient funds to finance operations on a short and long-term basis. However, there can be no assurance that adequate working capital financing arrangements will remain available or that the costs and other terms of such new financing arrangements will not be significantly less favorable to us than has historically been available.

Cash and Short-Term Investments

Cash and short-term investments increased to $112,807,000 at March 31, 2013 from $62,597,000 at March 31, 2012 because of improved profitability and working capital management. Our cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when our snowmobile and spring ATV production cycles begin. Our investment objectives are first, safety of principal and second, rate of return.

Financing Arrangements and Cash Flows

We have operated since November 2009 under a $60,000,000 secured bank credit agreement for the documentary and stand-by letters of credit and for working capital purposes. We may borrow up to $60,000,000 during June through November and up to $45,000,000 during all other months of the fiscal year. The total letters of credit issued at March 31, 2013 were $17,275,000 of which $14,272,000 was issued to Suzuki for engine and service parts purchases.

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

The financing agreements require repurchase of repossessed new and unused units and set limits upon our potential liability for annual repurchases. The aggregate potential liability was approximately $74,562,000 at March 31, 2013. We have incurred no material losses under these agreements. We believe current available cash and cash generated from operations provide sufficient funding in the event there is a requirement to perform under these guarantee and repurchase agreements. The financing agreements also have loss sharing provisions should any dealer default whereby the Company shares certain losses with the floorplan finance companies. The potential liability to the Company under these provisions is approximately $6,700,000 at March 31, 2013.

In fiscal 2013, we invested $16,275,000 in capital expenditures. We expect that capital expenditures will increase to approximately $23,000,000 in fiscal 2014. Since 1996, we have repurchased over 17,000,000 shares of our common stock. There is approximately $271,000 remaining on the January 2008 share repurchase authorization. In May 2013, the Company’s Board of Directors authorized a share repurchase program of up to $30,000,000 of the Company’s common stock. We believe that cash generated from operations and available cash will be sufficient to meet our working capital, capital expenditure, and common stock repurchase requirements on a short and long-term basis.

Contractual Obligations

The following table summarizes our significant future contractual obligations at March 31, 2013 (in millions):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 years
Operating Lease Obligations	$0.4	$0.2	$0.2	—	—
Purchase Obligations(1)	69.1	69.1	—	—	—

Total Contractual Obligations	$69.5	$69.3	$0.2	—	—

(1)	We have outstanding purchase obligations with suppliers and vendors at March 31, 2013 for raw materials and other supplies as part of the normal course of business.

Certain Information Concerning Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates and Interest Rates

During fiscal 2013, approximately 8% of our total cost of goods sold was purchased from Japanese yen denominated suppliers. The majority of these purchases were made from Suzuki, which supplies engines for our snowmobiles. We have an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. Engine purchases from Yamaha are in Japanese yen, but there were no purchases in fiscal 2013. During fiscal 2013, the exchange rate fluctuation between the U.S. dollar and the Japanese yen had a modest negative impact on our operating results.

Sales to Canadian dealers are made in Canadian dollars with the U.S. dollar serving as the functional currency. During fiscal 2013, sales to Canadian dealers comprised 32.1% of total net sales. During fiscal 2013, the exchange rate fluctuation between the U.S. dollar and the Canadian dollar had a modest impact on operating profits. During fiscal 2013, we utilized cash flow hedges to mitigate the variability in Canadian exchange rate changes relating to Canadian dollar fund transfers to the United States. At March 31, 2013 we have Canadian dollar forward exchange contracts outstanding with a notional amount of $39,063,000.

Sales to European on-road ATV dealers and distributors are made in Euros with the Euro serving as the functional currency. During fiscal 2013, sales to European on-road ATV dealers comprised 5.0% of total net sales. During fiscal 2013, the exchange rate fluctuation between the U.S. dollar and the Euro had no significant impact on operating profits.

Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of our short-term investments approximate related fair value and the associated market risk is not deemed to be significant.

We are a party to a secured bank line of credit arrangement under which we currently may borrow an aggregate of up to $60,000,000. The total letters of credit issued, under this arrangement, at March 31, 2013 were $17,275,000 of which $14,272,000 was issued to Suzuki for engine and service parts purchases. Interest is charged at variable rates based on either LIBOR or the prime rate. Because the interest rate risk related to the line of credit is not deemed to be significant, we do not actively manage this exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements, Notes, and Report of Independent Registered Public Accounting Firm appear on pages 33 through 50. Quarterly financial data appears in Item 6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting that is described below in Management’s Report on Internal Control over Financial Reporting, our disclosure controls and procedures were not effective as of March 31, 2013.

Notwithstanding the identified material weakness described below, our management does not believe that these deficiencies had an adverse effect on our reported operating results or financial condition and management has determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria for effective internal control over financial reporting described in the 1992 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that due to the material weaknesses described below, our internal control over financial reporting was not effective as of March 31, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Deficiencies in internal controls were identified in the following areas: segregation of duties within the information technology environment; the financial reporting process primarily attributable to the adequacy of resources devoted to financial reporting and internal controls; the precision and sufficiency of reviews performed on reconciliations and manual journal entries; the absence of an effective risk assessment over financial reporting; and, ineffective monitoring controls. When considered in the aggregate, these deficiencies constitute a material weakness.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

In light of the material weakness identified above, the Company performed additional analysis and other post-closing procedures to ensure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect its financial position and results of operation as of and for the year ended March 31, 2013. As a result, notwithstanding the material weakness as described above, management concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

In response to the material weakness we have developed a plan with the oversight of the audit committee to remediate the material weakness.

Segregation of Duties: We did not maintain effective internal controls over the information technology environment that would enforce appropriate segregation of duties. Specifically, security access controls within our financial reporting application did not appropriately restrict access based on job responsibilities. We intend to improve the segregation of duties with the combination of increasing finance personnel, if or where appropriate, and reassign certain responsibilities within the group. We are also bringing in external experts to assess and improve our financial application security roles to optimize appropriate segregation of duties.

Review Procedures: Our internal controls over journal entries were not designed effectively enough to provide reasonable assurance that the entries were appropriately recorded and reviewed for precision, accuracy and completeness for key accounts and disclosures. We will install information technology controls related to dual journal entry approval. In addition we will redesign processes and controls to ensure a more precise review is performed for manual journal entries and reconciliations, where appropriate, relating to critical calculations and estimates.

Risk Assessment and Control Monitoring: We are in the process of hiring an independent internal audit firm to assist us in strengthening our internal controls in the risk assessment area, as well as internal control policy and review areas and to provide additional assurance that internal control monitoring is in place and is effective.

The Company’s internal control over financial reporting as of March 31, 2013 has been audited by Grant Thornton LLP, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Arctic Cat Inc.

We have audited the internal control over financial reporting of Arctic Cat Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of March 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: deficiencies related to segregation of duties within the information technology environment; the financial reporting process primarily attributable to the adequacy of resources devoted to financial reporting and internal controls; the precision and sufficiency of reviews performed on reconciliations and manual journal entries; the absence of an effective risk assessment over financial reporting; and, ineffective monitoring controls when considered in the aggregate represent a material weakness and are included in Management’s Report appearing under item 9A of the Company’s March 31, 2013, annual report on Form 10-K.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2013. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated June 14, 2013, which expressed an unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on management’s remediation plans for the identified material weakness.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

June 14, 2013

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the headings “Election of Directors,” “Corporate Governance,” “Audit Committee Report” and “Beneficial Ownership of Capital Stock—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 8, 2013, is incorporated herein by reference.

Pursuant to instruction 3 to Item 401(b) of Regulation S-K, information as to our executive officers is set forth in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information included under the headings “Compensation Discussion and Analysis,” “Corporate Governance—Compensation and Human Resources Committee Interlocks and Insider Participation” and “Executive Compensation and Other Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 8, 2013, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the heading “Beneficial Ownership of Capital Stock” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 8, 2013, is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information regarding our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing compensation plans as of March 31, 2013, consisting of our 1989 Stock Option Plan, 1995 Stock Plan, 2002 Stock Plan and 2007 Omnibus Stock and Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,010,650	$17.61	1,059,184
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,010,650	$17.61	1,059,184

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information included under the headings “Corporate Governance—Policies and Procedures Regarding Related Person Transactions” and “Corporate Governance—Director Independence” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 8, 2013, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information included under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non Audit Fees” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 8, 2013 is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of report

1.	Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Annual Report on Form 10-K:

		Form 10-K Reference Page
(i)	Consolidated Balance Sheets as of March 31, 2013 and 2012	33
(ii)	Consolidated Statements of Operations for the years ended March 31, 2013, 2012 and 2011	34
(iii)	Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2013, 2012 and 2011	35
(iv)	Consolidated Statements of Comprehensive Income for the years ended March 31, 2013, 2012 and 2011.	36
(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011	37
(vi)	Notes to Consolidated Financial Statements	38-49
(vii)	Report of Independent Registered Public Accounting Firm	50

2.	Schedules filed as part of this Annual Report on Form 10-K.

The information required to be disclosed within Schedule II—Valuation and Qualifying Accounts is provided within the Consolidated Financial Statements of the Company, filed as part of this Form 10-K.

3.	Exhibits

See Exhibit Index following the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

ARCTIC CAT INC.

Date: June 14, 2013	/s/ CLAUDE J. JORDAN Claude J. Jordan Chairman, President, and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes Timothy C. Delmore as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Date
/s/ CLAUDE J. JORDAN	June 14, 2013
Claude J. Jordan President and Chief Executive Officer Chairman of the Board of Directors (Principal Executive Officer)

/s/ TIMOTHY C. DELMORE	June 14, 2013
Timothy C. Delmore Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ STAN ASKREN	June 14, 2013
Stan Askren, Director

/s/ TONY J. CHRISTIANSON	June 14, 2013
Tony J. Christianson, Director

/s/ D. CHRISTIAN KOCH	June 14, 2013
D. Christian Koch, Director

/s/ SUSAN LESTER	June 14, 2013
Susan Lester, Director

/s/ JOSEPH PUISHYS	June 14, 2013
Joseph Puishys, Director

/s/ KENNETH J. ROERING	June 14, 2013
Kenneth J. Roering, Director

/s/ CHRISTOPHER A. TWOMEY	June 14, 2013
Christopher A. Twomey, Director

ARCTIC CAT INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$35,566,000	$24,138,000
Short-term investments	77,241,000	38,459,000
Accounts receivable, less allowances	30,296,000	28,073,000
Inventories	96,389,000	98,702,000
Prepaid expenses	3,032,000	3,173,000
Income taxes receivable	—	3,913,000
Deferred income taxes	16,820,000	16,402,000

Total current assets	259,344,000	212,860,000

Property and Equipment
Machinery, equipment and tooling	160,674,000	146,338,000
Land, building and improvements	29,243,000	29,196,000

	189,917,000	175,534,000
Less accumulated depreciation	144,378,000	134,366,000

	45,539,000	41,168,000
Other assets	1,262,000	1,388,000

	$306,145,000	$255,416,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$66,599,000	$61,210,000
Accrued expenses	55,736,000	52,825,000
Income taxes payable	4,957,000	—

Total current liabilities	127,292,000	114,035,000
Deferred income taxes	4,381,000	2,909,000
Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock—Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding: 13,203,682 at March 31, 2013 and 13,055,887 at March 31, 2012	132,000	131,000
Additional paid-in-capital	10,945,000	13,233,000
Accumulated other comprehensive loss	(4,166,000)	(2,708,000)
Retained earnings	167,561,000	127,816,000

Total shareholders’ equity	174,472,000	138,472,000

	$306,145,000	$255,416,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2013	2012	2011
Net sales
Snowmobile & ATV units	$563,464,000	$477,329,000	$363,015,000
Parts, garments, & accessories	108,124,000	107,939,000	101,636,000

Total net sales	671,588,000	585,268,000	464,651,000

Cost of goods sold
Snowmobile & ATV units	450,291,000	388,523,000	302,783,000
Parts, garments, & accessories	70,401,000	66,126,000	60,359,000

Total cost of goods sold	520,692,000	454,649,000	363,142,000

Gross profit	150,896,000	130,619,000	101,509,000
Operating expenses
Selling & marketing	37,402,000	36,549,000	33,540,000
Research & development	20,693,000	17,862,000	15,029,000
General & administrative	32,087,000	30,318,000	34,805,000

Total operating expenses	90,182,000	84,729,000	83,374,000

Operating profit	60,714,000	45,890,000	18,135,000
Other income (expense)
Interest income	49,000	86,000	107,000
Interest expense	(84,000)	(8,000)	(11,000)

Total other income (expense)	(35,000)	78,000	96,000

Earnings before incomes taxes	60,679,000	45,968,000	18,231,000
Income tax expense	20,934,000	16,027,000	5,224,000

Net earnings	$39,745,000	$29,941,000	$13,007,000

Net earnings per share
Basic	$3.02	$1.79	$0.71

Diluted	$2.89	$1.72	$0.70

Weighted average shares outstanding
Basic	13,155,000	16,721,000	18,232,000

Diluted	13,761,000	17,458,000	18,539,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended March 31,	Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balances at March 31, 2010	12,125,985	$121,000	6,102,000	$61,000	$5,053,000	$(2,382,000)	$164,486,000	$167,339,000
Exercise of stock options	184,869	2,000	—	—	726,000	—	—	728,000
Tax benefits from stock options exercised	—	—	—	—	745,000	—	—	745,000
Repurchase of common stock	(183,953)	(2,000)	—	—	(2,417,000)	—	—	(2,419,000)
Restricted stock awards	78,500	1,000	—	—	(1,000)	—	—	—
Restricted stock forfeited	(6,130)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,174,000	—	—	3,174,000
Net earnings	—	—	—	—	—	—	13,007,000	13,007,000
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(1,147,000)	—	(1,147,000)
Foreign currency adjustment	—	—	—	—	—	1,609,000	—	1,609,000

Balances at March 31, 2011	12,199,271	122,000	6,102,000	61,000	7,280,000	(1,920,000)	177,493,000	183,036,000
Exercise of stock options	1,917,480	20,000	—	—	20,210,000	—	—	20,230,000
Tax benefits from stock options exercised	—	—	—	—	10,576,000	—	—	10,576,000
Repurchase of common stock	(1,088,390)	(11,000)	—	—	(26,834,000)	—	—	(26,845,000)
Repurchase of common stock Class B	—	—	(6,102,000)	(61,000)	—	—	(79,618,000)	(79,679,000)
Restricted stock awards	29,276	—	—	—	—	—	—	—
Restricted stock forfeited	(1,750)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,001,000	—	—	2,001,000
Net earnings	—	—	—	—	—	—	29,941,000	29,941,000
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	1,182,000	—	1,182,000
Foreign currency adjustment	—	—	—	—	—	(1,970,000)	—	(1,970,000)

Balances at March 31, 2012	13,055,887	131,000	—	—	13,233,000	(2,708,000)	127,816,000	138,472,000
Exercise of stock options	564,365	6,000	—	—	5,967,000	—	—	5,973,000
Tax benefits from stock options exercised	—	—	—	—	6,971,000	—	—	6,971,000
Repurchase of common stock	(424,145)	(5,000)	—	—	(17,563,000)	—	—	(17,568,000)
Restricted stock awards	8,700	—	—	—	—	—	—	—
Restricted stock forfeited	(1,125)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,337,000	—	—	2,337,000
Net earnings	—	—	—	—	—	—	39,745,000	39,745,000
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(305,000)	—	(305,000)
Foreign currency adjustment	—	—	—	—	—	(1,153,000)	—	(1,153,000)

Balances at March 31, 2013	13,203,682	$132,000	—	—	$10,945,000	$(4,166,000)	$167,561,000	$174,472,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended March 31,
	2013	2012	2011
Net earnings	$39,745,000	$29,941,000	$13,007,000
Other comprehensive income:
Foreign currency translation adjustments	(1,153,000)	(1,970,000)	1,609,000
Unrealized gain (loss) on derivative instruments, net of tax	(305,000)	1,182,000	(1,147,000)

Comprehensive income	$38,287,000	$29,153,000	$13,469,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2013	2012	2011
Cash flows from operating activities
Net earnings	$39,745,000	$29,941,000	$13,007,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	11,999,000	13,045,000	15,816,000
Loss on the disposal of assets	50,000	16,000	105,000
Deferred income tax expense (benefit)	1,128,000	1,026,000	(3,194,000)
Stock-based compensation expense	2,337,000	2,001,000	3,174,000
Changes in operating assets and liabilities
Trading securities	(38,781,000)	71,954,000	(71,162,000)
Accounts receivable, less allowances	(3,010,000)	(4,492,000)	5,543,000
Inventories	1,584,000	(38,547,000)	20,587,000
Prepaid expenses	138,000	864,000	345,000
Accounts payable	5,420,000	21,200,000	2,879,000
Accrued expenses	3,020,000	8,585,000	9,238,000
Income taxes	9,054,000	(4,864,000)	(1,461,000)

Net cash provided by (used in) operating activities	32,684,000	100,729,000	(5,123,000)
Cash flows from investing activities
Purchases of property and equipment	(16,276,000)	(14,993,000)	(11,761,000)
Proceeds from the sale of assets	—	201,000	87,000

Net cash used in investing activities	(16,276,000)	(14,792,000)	(11,674,000)
Cash flows from financing activities
Proceeds from issuance of common stock	12,000	4,267,000	831,000
Payments for income taxes on net-settled option exercises	(6,206,000)	(8,973,000)	(103,000)
Tax benefit from stock option exercises	6,971,000	10,576,000	745,000
Repurchase of common stock	(5,401,000)	(81,588,000)	(2,419,000)

Net cash used in financing activities	(4,624,000)	(75,718,000)	(946,000)
Effect of exchange rate changes on cash and cash equivalents	(356,000)	(781,000)	632,000

Net increase (decrease) in cash and cash equivalents	11,428,000	9,438,000	(17,111,000)
Cash and cash equivalents at beginning of year	24,138,000	14,700,000	31,811,000

Cash and cash equivalents at end of year	$35,566,000	$24,138,000	$14,700,000

Supplemental disclosure of cash payments for:
Income taxes	$8,282,000	$9,541,000	$9,179,000
Interest	$84,000	$8,000	$11,000

Supplemental disclosure of non-cash investing and financing activities:

As of March 31, 2013 and 2012, the unrealized gain (loss) on derivative instruments, net of tax was $(305,000) and $1,182,000.

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013, 2012 and 2011

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Arctic Cat Inc. (the “Company”) designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) and recreational off-highway vehicles (“side-by-sides” or “ROVs”) under the Arctic Cat® brand name, and related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota. The Company’s products are sold through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors in Europe, Russia, South America, the Middle East, Asia and other international markets.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Arctic Cat Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At times, certain bank deposits may be in excess of federally insured limits. As of March 31, 2013 and 2012, the Company had approximately $7,107,000 and $10,294,000, respectively, of cash located in foreign banks primarily in Europe and Canada. The Company’s cash management policy provides for bank disbursement accounts to be reimbursed on a daily basis.

Fair Values of Financial Instruments

Except where noted, the carrying value of current financial assets and liabilities approximates their fair value, due to their short-term nature.

Short-Term Investments

Short-term investments are reported at fair value. The Company utilizes the specific identification method in accounting for its short-term investments.

Accounts Receivable

The Company’s accounts receivable balance consists of amounts due from its dealers and certain finance companies. The Company extends credit to its dealers based on an evaluation of the dealers’ financial condition. The Company’s collection exposure relating to accounts receivable amounts due from certain dealer finance companies is limited due to the financial strength of the finance companies and provisions of its existing agreements. Accounts receivable is presented net of an allowance for estimated uncollectible amounts due from its dealers. The Company estimates the uncollectible amounts considering numerous factors, mainly historical trends as well as current available information. The Company’s allowance for uncollectible accounts was $2,759,000 and $3,421,000 at March 31, 2013 and 2012, respectively. The activity within the allowance for uncollectible accounts for the three years ended March 31, 2013 was not significant. Accounts receivable amounts written off have been within management’s expectations.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Derivative Instruments and Hedging Activities

The Company enters into forward exchange contracts to hedge the variability in foreign exchange rates related to transfers of Canadian dollar funds to the United States of America. The contracts are designated as, and meet the criteria for, cash flow hedges. The Company does not enter into forward contracts for the purpose of trading. Gains and losses on forward contracts are recorded in accumulated other comprehensive income (loss), net of tax, and subsequently reclassified into operating expense upon completing transfers of Canadian dollar funds.

As of March 31, 2013, the Company had open Canadian dollar forward exchange contracts, maturing through December 2013 with notional amounts totaling $39,063,000 and the total net fair value of $41,000 is included in accounts payable. As of March 31, 2012, the Company had open Canadian dollar forward exchange contracts, maturing through March 2013 with notional amounts totaling $142,661,000 and the total net fair value of $451,000 is included in accounts receivable. The Company did not enter into any forward contracts in currencies other than the Canadian dollar, in the years ended March 31, 2013 or 2012. The related amount reported within accumulated other comprehensive income (loss) as of March 31, 2013 and 2012 net of tax was ($305,000) and $1,182,000, respectively.

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

Level 1: Quoted prices in active markets for identical assets or liabilities; Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company utilizes the income approach to measure fair value of foreign currency contracts which is based on significant other observable inputs. The asset or liability is measured at fair value on a recurring basis each reporting period end. As of March 31, 2013, the Company’s foreign currency contract fair value was a liability totaling $41,000 and considered a Level 2 measurement. As of March 31, 2012, the Company’s foreign currency contract fair value was an asset totaling $451,000 and considered a Level 2 measurement.

Property and Equipment

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using the straight-line method for all other property, equipment and tooling. Repairs and maintenance cost that are considered not to extend the useful life of the property and equipment are expensed as incurred. Tooling is amortized over the life of the product, generally three years. Estimated service lives range from 15 - 39 years for buildings and improvements and 5 - 7 years for machinery and equipment. Accelerated and straight-line methods are used for income tax reporting.

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

Intangibles

Identified intangible assets are acquired customer relationships, homologation licenses, and a non-compete agreement. Intangible assets before accumulated amortization were $1,950,000 at March 31, 2013 and 2012. Accumulated amortization was $1,345,000 and $1,262,000 at March 31, 2013 and 2012, respectively. Amortization expense is expected to be approximately $83,000 in fiscal 2014, 2015, 2016, 2017 and 2018.

The changes in the carrying amount of identified intangibles included in other assets for the fiscal years ended March 31, 2013 and 2012 are as follows:

	2013	2012
Balance at beginning of period	$688,000	$781,000
Current year amortization	(83,000)	(93,000)

Balance at end of period	$605,000	$688,000

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

	2013	2012	2011
Balance at beginning of period	$18,521,000	$14,049,000	$14,077,000
Warranty provision	19,449,000	14,675,000	10,887,000
Warranty claim payments	(19,261,000)	(10,203,000)	(10,915,000)

Balance at end of period	$18,709,000	$18,521,000	$14,049,000

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

Dealer Holdback

The Company records a dealer holdback program liability at the time certain products are shipped to its dealers. If the products subject to the holdback program are sold within the program time period, the Company refunds a portion of the original sale price, referred to as dealer holdback, to the dealer. The Company’s dealer holdback program liability, included within accounts payable, was $17,574,000 and $14,500,000 as of March 31, 2013 and 2012, respectively.

Research and Development

Research and development costs are expensed as incurred and are reported as a component of selling, general and administrative expenses. Research and development expense was $20,693,000, $17,862,000 and $15,029,000 during fiscal 2013, 2012 and 2011, respectively.

Advertising

The Company expenses advertising costs as incurred, except for cooperative advertising obligations arising related to the sale of the Company’s products to its dealers. The estimated cost of cooperative advertising, which the dealer is required to support, is recorded as marketing expense at the time the product is sold. Cooperative advertising was $3,556,000, $2,900,000 and $2,355,000 in fiscal 2013, 2012 and 2011, respectively. Total advertising expense, including cooperative advertising, was $17,232,000, $17,225,000 and $15,507,000 in fiscal 2013, 2012 and 2011, respectively.

Stock-based Compensation

The Company accounts for stock-based compensation plans and measures and recognizes compensation expense for all stock-based payment awards to employees and directors based on estimated fair values.

At March 31, 2013, the Company had stock-based compensation plans, all previously approved by the shareholders. Stock options and restricted stock awards granted under these plans generally vest ratably over one to three years of service. Stock options have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined in the plans. At March 31, 2013, the Company had 1,059,184 shares available for future grant under its stock option plans.

At March 31, 2013, the Company had $2,214,000 of unrecognized compensation costs related to non-vested stock options and restricted stock awards that are expected to be recognized over a weighted average period of approximately two years.

For the fiscal years ended March 31, 2013, 2012 and 2011, the Company recorded stock-based compensation expense of $2,337,000, $2,001,000 and $3,174,000, respectively, which has been included in general and administrative expenses. The Company’s total stock-based compensation related expense reduced both basic and diluted earnings per share by $0.11, $0.08 and $0.12 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to estimate the fair value of options:

	2013	2012	2011
Assumptions:
Dividend yield	1.0%	1.0%	0.0%
Average term	5 years	5 years	5 years
Volatility	47%	42%	39%
Risk-free rate of return	1.3%	2.1%	2.9%

The weighted average fair value of options granted during each of the following years ended March 31:

	2013	2012	2011
Fair value of options granted	$23.58	$6.04	$5.00

See Note J for additional disclosures regarding stock option plans.

Net Earnings Per Share

The Company’s diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 70,470, 1,131,732 and 1,997,354 shares of common stock with weighted average exercise prices of $43.79, $19.99 and $18.46 were outstanding during fiscal 2013, 2012 and 2011, respectively, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following for the fiscal years ended March 31:

	2013	2012	2011
Weighted average number of common shares outstanding	13,155,000	16,721,000	18,232,000
Dilutive effect of option plan	606,000	737,000	307,000

Common and potential shares outstanding—diluted	13,761,000	17,458,000	18,539,000

Foreign Currency Translation

The Company’s sales and marketing activities with Canadian dealers are denominated in Canadian currency with the U.S. dollar serving as the functional currency. The Company’s sales and marketing activities with European on-road ATV dealers and distributors are denominated in the Euro with the Euro serving as the functional currency. Assets and liabilities denominated in Canadian currency and the Euro are translated using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average foreign exchange rates in effect for the period. Translation gains and losses relating to the Canadian currency and Euro currency are reflected in the results of operations and as a component of other comprehensive income (loss).

Comprehensive Income

Comprehensive income represents net earnings adjusted for the unrealized gain or loss on derivative instruments, and foreign currency translation adjustments and is shown in the consolidated financial statements of comprehensive income

Segment Reporting

The Company’s operations constitute three operating segments based on its product lines—snowmobile; ATV; and, parts, garments and accessories (“PG&A). For purposes of segment reporting the Company aggregates the snowmobile and ATV segments as the segments have similar economic characteristics. Detailed segment information is reported in Note K.

B. SHORT-TERM INVESTMENTS

Trading securities consists of $77,241,000, and $38,459,000, invested in various money market funds at March 31, 2013 and 2012, respectively. All of the trading securities are deemed to be level 1 investments.

C. INVENTORIES

Inventories consist of the following at March 31:

	2013	2012
Raw materials and sub-assemblies	$29,310,000	$33,737,000
Finished goods	41,084,000	36,515,000
Parts, garments and accessories	25,995,000	28,450,000

	$96,389,000	$98,702,000

D. ACCRUED EXPENSES

Accrued expenses consist of the following at March 31:

	2013	2012
Marketing	$11,971,000	$10,967,000
Compensation	10,682,000	11,164,000
Warranties	18,709,000	18,521,000
Insurance	9,254,000	8,636,000
Other	5,120,000	3,537,000

	$55,736,000	$52,825,000

E. FINANCING

The Company entered into a $60,000,000 senior secured revolving bank agreement in November 2009 for documentary and stand-by letters of credit, working capital needs and general corporate purposes. This agreement is scheduled to expire in November 2013. The Company may borrow up to $60,000,000 during June through November and up to $45,000,000 during all other months of the fiscal year. Borrowings under the line of credit bear interest at the greater of the following rates; the prime rate, the federal funds rate plus 0.50% or the LIBOR for a 30 day interest period plus 1.00%. As of March 31, 2013, the effective rate was 4.00%. All borrowings are collateralized by substantially all of the Company’s assets including all real estate, accounts receivable and inventory. No borrowings from the line of credit were outstanding at March 31, 2013 and 2012. The outstanding letters of credit balances were $17,275,000 and $14,228,000 at March 31, 2013 and 2012, respectively, and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the credit agreement as of March 31, 2013. The issued letters of credit outstanding, as of March 31, 2013 and 2012, included $14,272,000 and $11,279,000, respectively, issued to Suzuki Motor Corporation (Suzuki) for engine and service parts purchases (see Note G). Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

F. RETIREMENT SAVINGS PLAN

The Company’s 401(k) retirement savings plan covers substantially all eligible employees. Employees may contribute up to 50% of their compensation with the Company matching 50% of the employee contributions, up to a maximum of 4% of the employee’s compensation. The Company match was reinstated as of July 1, 2012. Matching contributions of $889,000 were made in fiscal 2013. The Company match was suspended as of April 1, 2009 and there were no matching contributions made in fiscal 2012 or 2011. The Company can elect to make additional contributions at its discretion. Discretionary contributions of $0, $900,000 and $629,011 were made in fiscal 2013, 2012 and 2011, respectively.

G. RELATED PARTY TRANSACTIONS

The Company purchases engines and service parts from Suzuki, who owned the Company’s Class B common stock until December 22, 2011. Such purchases totaled $42,244,000, $51,875,000, and $33,215,000 in fiscal 2013, 2012 and 2011, respectively. The purchase price of the engines and service parts is determined annually. The Company has an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement.

Certain other raw materials and services are purchased from vendors in which certain of the Company’s directors are officers or significant shareholders. In fiscal 2013, 2012 and 2011, these transactions aggregated $508,000, $1,056,000 and $566,000, respectively.

H. INCOME TAXES

Arctic Cat’s income before income taxes was generated from its United States and foreign operations as follows:

	For the years ended March 31,
	2013	2012	2011
United States	$60,148,000	$44,216,000	$18,008,000
Foreign	531,000	1,752,000	223,000

Income before income taxes	$60,679,000	$45,968,000	$18,231,000

Income tax expense consists of the following for the fiscal years ended March 31:

	2013	2012	2011
Current
Federal	$18,736,000	$14,089,000	$7,852,000
State	937,000	575,000	450,000
Foreign	20,000	337,000	56,000
Deferred	1,241,000	1,026,000	(3,134,000)

	$20,934,000	$16,027,000	$5,224,000

The following is a reconciliation of the federal statutory income tax rate to the effective tax rate for the fiscal years ended March 31:

	2013	2012	2011
Statutory income tax rate	35.0%	35.0%	35.0%
State taxes	2.2	3.0	1.7
Research and other tax credit	(2.0)	(1.0)	(2.3)
Domestic manufacturers deduction	(1.2)	(1.0)	(2.1)
Uncertain tax positions	(0.2)	(0.7)	(6.5)
US subpart F adjustments	0.4	0.5	1.2
Foreign tax rate difference	(0.1)	(0.4)	(0.1)
Stock options	0.1	(0.5)	0.8
Meals and entertainment	—	—	0.1
Prior year adjustments	0.3	—	0.9
	34.5%	34.9%	28.7%

The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes under the liability methods are as follows at March 31:

	2013	2012
Current deferred income tax assets
Accrued expenses	$7,907,000	$7,715,000
Accrued warranty	6,525,000	6,236,000
Inventory related items	3,106,000	3,241,000
Other	981,000	1,103,000

Total assets	18,519,000	18,295,000
Current deferred income tax liability
Prepaid expenses	976,000	1,165,000
Other	723,000	728,000

Total liabilities	1,699,000	1,893,000

Net current deferred tax asset	$16,820,000	$16,402,000

Non-current deferred income tax liability
Property and equipment	$4,381,000	$2,909,000

Non-current deferred tax liability	$4,381,000	$2,909,000

At March 31, 2013, approximately $359,000 of the gross deferred tax asset relates to net operating loss carry forward of approximately $1,334,000 for our foreign subsidiaries. The net operating losses have an indefinite carry-forward period. We expect future taxable income in these jurisdictions to be sufficiently large enough that these carry forward items will be fully realized therefore no valuation allowance has been provided relating to these deferred tax assets.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of operations. The Company had liabilities recorded related to unrecognized tax benefits totaling $1,617,000 and $2,399,000 at March 31, 2013 and 2012, including reserves related to potential interest and penalties of $233,000 and $1,018,000, respectively.

The amount of the liability, net of federal benefits for uncertain state tax positions, at March 31, 2013, if recognized, would affect the Company’s effective tax rate. The Company currently anticipates approximately $66,000 of unrecognized tax benefits will be recognized during the next twelve months. With few exceptions, the Company is no longer subject to federal, state, or foreign income tax examinations for years prior to March 31, 2010. A reconciliation of the amount of unrecognized tax benefits excluding interest and penalties is as follows:

	2013	2012
Balance at beginning of period	$1,381,000	$1,739,000
Increases related to prior year tax positions	317,000	23,000
Decreases related to prior year tax positions	(578,000)	(526,000)
Increases related to current year tax positions	264,000	145,000
Settlements	—	—

Balance at end of period	$1,384,000	$1,381,000

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions, as well as various European jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the relevant tax laws and regulations and require significant judgment to apply.

I. COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At March 31, 2013, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $74,562,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material. The financing agreements also have loss sharing provisions should any dealer default whereby the Company shares certain losses with the finance companies. The potential liability to the Company under these provisions is approximately $6,700,000 at March 31, 2013.

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

Leases

The Company leases buildings and equipment under non-cancelable operating leases. Total rent expense under all lease agreements was $1,111,000, $875,000 and $1,095,000 for fiscal 2013, 2012 and 2011, respectively. Future minimum payments, exclusive of other costs required under non-cancelable operating leases at March 31, 2013 are approximately $177,000 in fiscal 2014, and $30,000 in fiscal 2015.

J. SHAREHOLDERS’ EQUITY

Stock Option Plans

The Company has stock option plans that provide for incentive and non-qualified stock options and restricted stock awards to be granted to directors, officers and other key employees. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant. The restricted stock awards generally vest over a period of two to three years and do not require cash payments from restricted stock award recipients. At March 31, 2013, the Company had 1,059,184 shares of common stock available for grant under the plans.

Transactions under the plans during each of the three years in the period ended March 31, are summarized as follows:

	Number of Shares under option	Weighted average exercise price
Outstanding at March 31, 2010	3,052,829	$14.58
Granted	528,644	10.94
Cancelled	(2,043)	18.80
Exercised	(278,977)	6.87

Outstanding at March 31, 2011	3,300,453	14.65
Granted	254,295	15.71
Cancelled	(135,000)	17.17
Exercised	(1,915,071)	15.25

Outstanding at March 31, 2012	1,504,677	13.84
Granted	72,532	43.50
Cancelled	(11,705)	17.78
Exercised	(554,854)	10.76

Outstanding at March 31, 2013	1,010,650	$17.61

Options exercisable at March 31 are as follows:
2011	2,409,750	$16.64

2012	867,383	$15.33

2013	648,103	$16.46

The following tables summarize information concerning currently outstanding and exercisable stock options at March 31, 2013:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.26 - 9.38	67,038	6.06 years	$6.26
9.57 - 13.84	317,352	6.62 years	10.63
14.68 - 21.03	344,334	6.82 years	16.38
21.96 - 27.69	209,394	1.84 years	24.89
33.67 - 43.79	72,532	9.03 years	43.50

	1,010,650	5.83 years	$17.61

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$6.26 - 9.38	67,038	$6.26
9.57 - 13.84	196,883	10.50
14.68 - 21.03	174,788	17.00
21.96 - 27.69	209,394	24.89
33.67 - 43.79	—	—

	648,103	$16.46

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

Share Repurchase Authorization

The Company invested $5,401,000, $1,909,000, and $2,419,000 during fiscal 2013, 2012, and 2011 respectively, to repurchase and cancel 149,424, 119,087, and 183,953 shares of common stock, respectively, pursuant to the Board of Directors’ authorizations. At March 31, 2013, the Board’s authorization to repurchase $271,000, or approximately 6,206 shares of common stock, remains outstanding. On May 15, 2013, the Board authorized the repurchase of $30,000,000 or approximately 652,000 shares of common stock.

K. SEGMENT REPORTING

The Company manages each segment based on gross margin and there are no material transactions between the segments. Operating, general and administrative, tax and other expenses are not allocated to individual segments. Additionally, given the crossover of customers, manufacturing and asset management, the Company does not maintain separate balance sheets for each segment. Accordingly, the segment information presented below is limited to sales and margin data.

	Years ended March 31,
	2013	2012	2011
Net sales
Snowmobile & ATV units	$563,464,000	$477,329,000	$363,015,000
Parts, garments, & accessories	108,124,000	107,939,000	101,636,000

Total net sales	671,588,000	585,268,000	464,651,000

Cost of goods sold
Snowmobile & ATV units	450,291,000	388,523,000	302,783,000
Parts, garments, & accessories	70,401,000	66,126,000	60,359,000

Total cost of goods sold	520,692,000	454,649,000	363,142,000

Gross profit
Snowmobile & ATV units	113,173,000	88,806,000	60,232,000
Parts, garments, & accessories	37,723,000	41,813,000	41,277,000

Total gross profit	$150,896,000	$130,619,000	$101,509,000

	Years ended March 31,
	2013	2012	2011
Net sales by product line
Snowmobile units	$263,693,000	$250,438,000	$181,965,000
ATV units	299,771,000	226,891,000	181,050,000
Parts, garments, & accessories	108,124,000	107,939,000	101,636,000

Total net sales	$671,588,000	$585,268,000	$464,651,000

	Years ended March 31,
	2013	2012	2011
Net sales by geography, based on location of the customer
United States	$337,250,000	$292,049,000	$218,560,000
Canada	215,569,000	180,608,000	166,161,000
Europe and other	118,769,000	112,611,000	79,930,000

Total net sales	$671,588,000	$585,268,000	$464,651,000

The Company has identifiable long-lived assets with total carrying values of approximately $1,533,000 and $1,414,000 at March 31, 2013 and 2012, respectively, outside the United States in Canada and Europe.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Arctic Cat Inc.

We have audited the accompanying consolidated balance sheets of Arctic Cat Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arctic Cat Inc. and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2013, expressed an adverse opinion thereon.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

June 14, 2013

ARCTIC CAT INC.

EXHIBIT INDEX

Exhibit Number
3.1	Amended and Restated Articles of Incorporation of the Company—incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 filed with the SEC on June 30, 1997.
3.2	Amended and Restated By-Laws of the Company—incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 16, 2013.
4.1	Form of specimen common stock certificate—incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File Number 33-34984) filed with the SEC on May 21, 1990.
10.1*	Form of Employment Agreement between the Company and each of its executive officers —incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File Number 33-34984) filed with the SEC on May 21, 1990.
10.2*	2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC August 14, 2007.
10.3*	First Amendment to 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed with the SEC August 12, 2009.
10.4*	Second Amendment to 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed with the SEC April 5, 2011.
10.5*	Form of Restricted Stock Unit Agreement for Non-Employee Directors for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.3 the Registrant’s Current Report on Form 8-K filed with the SEC April 5, 2011.
10.6*	Form of Restricted Stock Unit Agreement for Executive Officers for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.4 the Registrant’s Current Report on Form 8-K filed with the SEC April 5, 2011.
10.7*	Form of Incentive Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC August 14, 2007.
10.8*	Form of Non-Qualified Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC August 14, 2007.
10.9*	Amended Form of Director Non-Qualified Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.2 the Registrant’s Current Report on Form 8-K filed with the SEC April 5, 2011.
10.10*	Form of Restricted Stock Agreement for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008.
10.11*	Form of Stock-Settled Appreciation Rights Agreement for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008.
10.12	Vendor Agreement dated October 14, 2009, between the Company, Arctic Cat Sales Inc. and GE Commercial Distribution Finance Corporation—incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2009.
10.13	Amendment No. 1 dated October 20, 2009 to Vendor Agreement between the Company, Arctic Cat Sales, Inc., and GE Commercial Distribution Finance Corporation dated October 14, 2009—incorporated by reference to Exhibit 10.2 the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2009.
10.14	Loan and Security Agreement dated November 10, 2009, between the Company and certain of its subsidiaries, and certain financial institutions as lenders and Bank of America, N.A. as lender and administrative agent for the lenders—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2009.

Exhibit Number
10.15*	Amended and Restated Employment Agreement dated October 27, 2010 between the Company and Claude J. Jordan—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2010.
10.16	Amendment No. 3 dated September 30, 2010 to Vendor Agreement between the Company, Arctic Cat Sales, Inc., and GE Commercial Distribution Finance Corporation dated October 14, 2009—incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010.
21.1+	Subsidiaries of the Registrant
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Power of Attorney (see signature page)
31.1+	Section 302 Certification of Chief Executive Officer
31.2+	Section 302 Certification of Chief Financial Officer
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101++	Financial statements from the annual report on Form 10-K of the Company for the year ended March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*	Management compensatory plan or arrangement
+	Filed with this Annual Report on Form 10-K
++	Furnished with this Annual Report on Form 10-K