Form 10-Q
period 2013-06-30
ARCTIC CAT INC
filed 2013-08-09
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2013

or

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

At August 2, 2013, the registrant had 13,454,507 shares of Common Stock outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	March 31,
	2013	2013
ASSETS
Current Assets
Cash and cash equivalents	$48,051,000	$35,566,000
Short-term investments	843,000	77,241,000
Accounts receivable, less allowances	43,734,000	30,296,000
Inventories	149,736,000	96,389,000
Prepaid expenses	3,654,000	3,032,000
Income taxes receivable	567,000	—
Deferred income taxes	13,511,000	16,820,000

Total current assets	260,096,000	259,344,000
Property and Equipment
Machinery, equipment and tooling	161,451,000	160,674,000
Land, buildings and improvements	29,243,000	29,243,000

	190,694,000	189,917,000
Less accumulated depreciation	145,838,000	144,378,000

	44,856,000	45,539,000
Other Assets	1,267,000	1,262,000

	$306,219,000	$306,145,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	75,236,000	$66,599,000
Accrued expenses	44,047,000	55,736,000
Income taxes payable	—	4,957,000

Total current liabilities	119,283,000	127,292,000
Deferred Income Taxes	4,476,000	4,381,000
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued		—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding: 13,243,005 at June 30, 2013 and 13,203,682 at March 31, 2013	132,000	132,000
Additional paid-in-capital	11,022,000	10,945,000
Accumulated other comprehensive loss	(397,000)	(4,166,000)
Retained earnings	171,703,000	167,561,000

Total shareholders’ equity	182,460,000	174,472,000

	$306,219,000	$306,145,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,
	2013	2012
Net sales
Snowmobile & ATV units	$98,914,000	$90,953,000
Parts, garments & accessories	21,854,000	20,358,000

Total net sales	120,768,000	111,311,000
Cost of goods sold
Snowmobile & ATV units	77,908,000	75,556,000
Parts, garments & accessories	13,700,000	13,276,000

Total cost of goods sold	91,608,000	88,832,000

Gross profit	29,160,000	22,479,000
Operating expenses
Selling & marketing	6,994,000	6,807,000
Research & development	5,282,000	4,478,000
General & administrative	8,411,000	8,074,000

Total operating expenses	20,687,000	19,359,000

Operating profit	8,473,000	3,120,000
Other income (expense)
Interest income	9,000	13,000
Interest expense	(3,000)	(20,000)

Total other income (expense)	6,000	(7,000)

Earnings before income taxes	8,479,000	3,113,000
Income tax expense	3,011,000	1,105,000

Net earnings	$5,468,000	$2,008,000

Net earnings per share
Basic	$0.41	$0.15

Diluted	$0.40	$0.14

Weighted average shares outstanding
Basic	13,215,000	13,060,000

Diluted	13,711,000	13,877,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,
	2013	2012
Net earnings	$5,468,000	$2,008,000
Other comprehensive income (loss):
Foreign currency translation adjustments	638,000	(1,563,000)
Unrealized gain on derivative instruments, net of tax of $1,919,000 and $808,000	3,131,000	1,319,000

Comprehensive income	$9,237,000	$1,764,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$5,468,000	$2,008,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,440,000	3,247,000
Deferred income tax expense (benefit)	1,485,000	(287,000)
Stock-based compensation expense	1,329,000	1,072,000
Changes in operating assets and liabilities:
Trading securities	76,396,000	38,438,000
Accounts receivable	(8,316,000)	(10,162,000)
Inventories	(52,367,000)	(42,485,000)
Prepaid expenses	(619,000)	(275,000)
Accounts payable	8,640,000	6,751,000
Accrued expenses	(11,742,000)	(10,304,000)
Income taxes	(6,125,000)	4,527,000

Net cash provided by (used in) operating activities	17,589,000	(7,470,000)
Cash flows from investing activities:
Purchases of property and equipment	(2,815,000)	(2,129,000)

Net cash used in investing activities	(2,815,000)	(2,129,000)
Cash flows from financing activities:
Proceeds from short-term borrowings	—	4,214,000
Proceeds from issuance of common stock	19,000	5,000
Payments for income taxes on net-settled option exercises	(1,354,000)	(185,000)
Tax benefit from stock options exercises	1,522,000	916,000
Dividends paid	(1,326,000)	—
Repurchase of common stock	(1,438,000)	(1,612,000)

Net cash provided by (used in) financing activities	(2,577,000)	3,338,000
Effect of exchange rate changes on cash and cash equivalents	288,000	(514,000)

Net increase (decrease) in cash and cash equivalents	12,485,000	(6,775,000)
Cash and cash equivalents at beginning of period	35,566,000	24,138,000

Cash and cash equivalents at end of period	$48,051,000	$17,363,000

Supplemental disclosure of cash payments for:
Income taxes	$5,539,000	$25,000

Interest	$3,000	$20,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2013, and results of operations and cash flows for the three-month periods ended June 30, 2013 and 2012. Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2013 is derived from the audited balance sheet as of that date.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

NOTE B–STOCK-BASED COMPENSATION

At June 30, 2013, the Company had stock-based compensation plans, all previously approved by the Company’s shareholders. Stock options and restricted stock awards granted under these plans generally vest ratably over one to three years of service. Stock options have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined in the plans. At June 30, 2013, the Company had 944,999 shares available for future grant under its stock option plans.

At June 30, 2013, the Company had $4,047,000 of unrecognized compensation costs related to non-vested stock options and restricted stock awards that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended June 30, 2013 and 2012, the Company recorded stock-based compensation expense of $1,329,000 and $1,072,000, respectively, which has been included in general and administrative expenses. The Company’s total stock-based compensation related expense reduced both basic and diluted earnings per share by $0.06 and $0.05 for each of the three months ended June 30, 2013 and 2012, respectively.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2013.

Dividend Yield: 1%

Average Term: 5 years

Volatility: 49%

Risk free rate of return: 0.81%

Option transactions under the plans during the three months ended June 30, 2013, are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2013	1,010,650	$17.61
Granted	96,209	42.99
Exercised	(114,930)	11.17

Outstanding at June 30, 2013	991,929	$20.82	5.96 years	$23,726,000

Exercisable at June 30, 2013	757,112	$17.15	5.11 years	$21,068,000

The aggregate intrinsic value is based on the difference between the exercise price and the Company’s June 30, 2013 common share market value for in-the-money options.

The following tables summarize information concerning currently outstanding and exercisable stock options at June 30, 2013:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$6.26-9.38	58,034	5.77 years	$6.26
9.57-13.84	222,492	6.69 years	10.83
14.68-21.03	338,483	6.52 years	16.40
21.96-27.69	205,783	1.60 years	24.84
33.67-43.79	167,137	9.35 years	43.19

	991,929	5.96 years	$20.82

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted-Average Exercise Price
$6.26-9.38	58,034	$6.26
9.57-13.84	220,154	10.80
14.68-21.03	251,278	16.62
21.96-27.69	205,783	24.84
33.67-43.79	21,863	43.79

	757,112	$17.15

The Company’s 2007 Omnibus Stock and Incentive plan provides for grants of restricted common stock and restricted stock units to executives and key employees of the Company. The restricted common stock and restricted stock units are valued based on the Company’s market value of common stock on the date of grant and the amount of any award is expensed over the requisite service period which approximates two to three years. If grantees are retirement eligible and awards would either fully vest upon retirement or continue to vest after retirement, the full amount of the related expense is recognized upon grant. At June 30, 2013, the Company had 39,146 shares of restricted common stock issued and outstanding and 51,874 unvested restricted stock units outstanding under the plan. The shares of restricted common stock awarded have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

Restricted stock award and restricted stock unit activity under the plans during the three months ended June 30, 2013 is summarized as follows:

	Restricted Stock Awards	Restricted Stock Units
Outstanding at March 31, 2013	42,820	45,409
Awarded	—	17,976
Vested	(3,674)	(11,511)

Outstanding at June 30, 2013	39,146	51,874

NOTE C–NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. None of the outstanding options to purchase shares of common stock were excluded from the computation of common share equivalents during the three months ended June 30, 2013. Options to purchase 70,470 shares of common stock with a weighted average exercise price of $43.79 outstanding during the three months ended June 30, 2012, were excluded from the computation of common share equivalents because they were anti-dilutive as the per share exercise prices exceeded the per share market value.

NOTE D–SHORT-TERM INVESTMENTS

Trading securities consists of $843,000 and $77,241,000, invested in various money market funds at June 30, 2013, and March 31, 2013, respectively. All of the trading securities are deemed to be Level 1 investments.

NOTE E–INVENTORIES

Inventories consist of the following:

	June 30, 2013	March 31, 2013
Raw materials and sub-assemblies	$40,970,000	$29,310,000
Finished goods	78,673,000	41,084,000
Parts, garments and accessories	30,093,000	25,995,000

	$149,736,000	$96,389,000

NOTE F–LINE OF CREDIT

The Company entered into a $60,000,000 senior secured revolving credit agreement in November 2009 for documentary and stand-by letters of credit, working capital needs and general corporate purposes. This agreement is scheduled to expire in November 2013. The Company may borrow up to $60,000,000 during June through November and up to $45,000,000 during all other months of the fiscal year. Borrowings under the line of credit bear interest at the greater of the following rates: the prime rate, the federal funds rate plus 0.50% or LIBOR for a 30 day interest period plus 1.00%. As of June 30, 2013 the effective rate was 4.00%. All borrowings are collateralized by substantially all of the Company’s assets including all real estate, accounts receivable and inventory. No borrowings from the line of credit were outstanding at June 30, 2013 and March 31, 2013. The outstanding letters of credit balances were $11,145,000 and $14,481,000 at June 30, 2013 and 2012, respectively, and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the terms of the credit agreement as of June 30, 2013. The issued letters of credit outstanding, as of June 30, 2013 and 2012, included $7,713,000 and $11,391,000, respectively, issued to Suzuki Motor Corporation “Suzuki” for engine and service parts purchases. Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

NOTE G–ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2013	March 31, 2013
Marketing	$7,934,000	$11,971,000
Compensation	4,359,000	10,682,000
Warranties	18,032,000	18,709,000
Insurance	6,663,000	9,254,000
Other	7,059,000	5,120,000

	$44,047,000	$55,736,000

NOTE H–PRODUCT WARRANTIES

The Company generally provides a limited warranty to the owner of snowmobiles for twelve months from the date of consumer registration and for six months from the date of consumer registration on all-terrain vehicles (“ATVs”) and recreational off-highway vehicles (“ROVs”). The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims become known or the amounts are determinable. The following represents changes in the Company’s accrued warranty liability for the three-month periods ended June 30:

	2013	2012
Balance at April 1	$18,709,000	$18,521,000
Warranty provision	2,347,000	2,284,000
Warranty claim payments	(3,024,000)	(2,137,000)

Balance at June 30	$18,032,000	$18,668,000

NOTE I–SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

During the three months ended June 30, 2013 and 2012, the Company invested $1,438,000 and $1,612,000, respectively, to repurchase and cancel 31,364 and 43,508 shares of common stock, respectively, pursuant to the Board of Directors’ prior share repurchase program authorizations. At June 30, 2013 and 2012, the Company has remaining authorization to repurchase up to $28,833,000 and $4,060,000 of its common stock, or approximately 641,000 and 111,000 shares based on the per share closing price of $44.98 and $36.56 as of June 30, 2013 and 2012, respectively.

Additional Paid-in-Capital

The components of the changes in additional paid-in-capital during the following periods were as follows:

	Three Months Ended June 30,
	2013	2012
Balance at beginning of period	$10,945,000	$13,233,000
Exercise of stock options	1,282,000	228,000
Tax benefits from stock options exercised	1,522,000	916,000
Repurchase of common stock	(4,056,000)	(2,020,000)
Stock-based compensation expense	1,329,000	1,072,000

Balance at end of period	$11,022,000	$13,429,000

Accumulated Other Comprehensive Income (Loss)

The components of the changes in accumulated other comprehensive income (loss) during the following periods were as follows:

	Three Months Ended June 30,
	2013	2012
Balance at beginning of period	$(4,166,000)	$(2,708,000)
Unrealized gain on derivative instruments, net of tax	3,131,000	1,319,000
Foreign currency translation adjustment	638,000	(1,563,000)

Balance at end of period	$(397,000)	$(2,952,000)

Retained Earnings

The components of the changes in retained earnings during the following periods were as follows:

	Three Months Ended June 30,
	2013	2012
Balance at beginning of period	$167,561,000	$127,816,000
Net earnings	5,468,000	2,008,000
Dividends paid	(1,326,000)	—

Balance at end of period	$171,703,000	$129,824,000

Note J–COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide certain of the Company’s dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At June 30, 2013, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $74,978,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material. The financing agreements also have loss sharing provisions should any dealer default whereby the Company shares certain losses with the finance companies. The maximum liability to the Company under these provisions is approximately $6,700,000 at June 30, 2013.

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

NOTE K–FAIR VALUE MEASUREMENTS

As of June 30, 2013, the Company’s foreign currency contract fair value was an asset totaling $5,009,000 and considered a Level 2 measurement. As of March 31, 2013, the Company’s foreign currency contract fair value was a liability totaling $41,000 and considered a Level 2 measurement.

NOTE L–SEGMENT REPORTING

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

	Three Months Ended June 30,
	2013	2012
Net sales
Snowmobile & ATV units	$98,914,000	$90,953,000
Parts, garments, & accessories	21,854,000	20,358,000

Total net sales	120,768,000	111,311,000

Cost of goods sold
Snowmobile & ATV units	77,908,000	75,556,000
Parts, garments, & accessories	13,700,000	13,276,000

Total cost of goods sold	91,608,000	88,832,000

Gross profit
Snowmobile & ATV units	21,006,000	15.397,000
Parts, garments, & accessories	8,154,000	7,082,000

Total gross profit	$29,160,000	$22,479,000

	Three Months Ended June 30,
	2013	2012
Net sales by product line
Snowmobile units	$22,574,000	$17,987,000
ATV units	76,340,000	72,966,000
Parts, garments, & accessories	21,854,000	20,358,000

Total net sales	$120,768,000	$111,311,000

	Three Months Ended June 30,
	2013	2012
Net sales by geography, based on location of the customer
United States	$61,884,000	$57,020,000
Canada	41,220,000	32,631,000
Europe and other	17,664,000	21,660,000

Total net sales	$120,768,000	$111,311,000

The Company has identifiable long-lived assets with total carrying values of approximately $1,042,000 and $1,533,000 at June 30, 2013 and March 31, 2013, respectively, outside the United States in Canada and Europe.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arctic Cat Inc. (the “Company” or “Arctic Cat,” or “we,” “our” or “us”) is a Minnesota corporation with principal executive offices in Plymouth, Minnesota. We design, engineer, manufacture and market snowmobiles, all-terrain vehicles (“ATVs”) and recreational off-highway vehicles (“side-by-sides” or “ROVs”) under the Arctic Cat® brand name, as well as related parts, garments and accessories (“PG&A”). We market our products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, Russia, South America, the Middle East, Asia and other international markets. The Arctic Cat brand name has existed for more than 50 years and is among the most widely recognized and respected names in the snowmobile, ATV and side-by-side industry. We were incorporated in 1982. Our common stock trades on the NASDAQ Global Select Market under the symbol ACAT.

Executive Overview

The following discussion pertains to our results of operations and financial position for the quarter ended June 30, 2013. Due to the seasonality of the snowmobile, ATV and PG&A businesses, and due to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the full year.

For the first quarter ended June 30, 2013, we reported net sales of $120.8 million and a net earnings of $5.5 million, or $0.40 per diluted share, compared to first quarter ended June 30, 2012 net sales of $111.3 million and net earnings of $2.0 million, or $0.14 per diluted share. An increase in net sales for all product lines, a 395 basis point gross margin improvement and lower operating expenses as a percent of sales contributed to improved quarterly results compared to the same period in the prior year.

Our snowmobile sales in the fiscal 2014 first quarter increased 26% to $22.6 million, up from $18.0 million in the prior-year quarter. For the 2014 model year, Arctic Cat launched 10 new snowmobile models, including the all-new ZR 6000 El Tigre high-performance sled, and new snowmobile engine options from Arctic Cat and Yamaha through an engine supply agreement. Of these, Arctic Cat’s first designed and built snowmobile engine – the 6000 C-Tec2 – is a powerful, lightweight and fuel efficient 2-stroke that enables the Company to enter the large 600cc snowmobile market segment that now accounts for 18% of the snowmobile industry. We are committed to investing in research and development in order to remain an industry innovation leader. We expect fiscal 2014 North American industry retail snowmobile sales to continue their growth and expect the market will grow up to 3%.

Our ATV sales for the first quarter increased 5% to $76.3 million versus $73.0 million in the prior-year quarter, led by strong contributions from our Wildcat X and the four-seat Wildcat 4 pure sport side-by-side vehicles, which are the Company’s two newest Wildcat offerings. We expect fiscal 2014 North American core ATV industry retail sales will grow up to 5%, and the side-by-side industry will continue to show strong growth in the 15 to 25% range.

Sales of parts, garments and accessories in the fiscal 2014 first quarter increased 7% to $21.9 million versus $20.4 million in the prior-year quarter. Arctic Cat’s growing line of Wildcat accessories now includes more than 79 wide-ranging options for riding enjoyment and vehicle customization.

For the fiscal year ending March 31, 2014, based on results year-to-date and expected performance, we now anticipate sales in the range of $754 million to $768 million, an increase of 12 percent to 14 percent versus fiscal 2013. We estimate that fiscal 2014 earnings per diluted share will be in the range of $3.27 to $3.37, an increase of 13 percent to 17 percent over fiscal 2013.

Results of Operations

Product Line Sales

	Three Months Ended June 30,
($ in thousands)	2013	Percent of Net Sales	2012	Percent of Net Sales	Change 2013 vs. 2012
Snowmobile	$22,574	18.7%	$17,987	16.2%	25.5%
ATV	76,340	63.2%	72,966	65.5%	4.6%
Parts, garments & accessories	21,854	18.1%	20,358	18.3%	7.3%

Net Sales	$120,768	100.0%	$111,311	100.0%	8.5%

During the first quarter of fiscal 2014, net sales increased 8.5% to $120.8 million from $111.3 million in the first quarter of fiscal 2013 due to sales increases for all product lines. Snowmobile unit volume increased 24.2% and; net sales increased 25.5% due to a richer product mix and lower sales incentives. ATV unit volume increased 3.0% and net sales increased 4.6%, and parts, garments and accessories sales increased $1,496,000. The increase in snowmobile unit volume was driven by a planned increase in first quarter shipments. Increased ATV unit volume for the quarter resulted from shipments of our Wildcat X and the four-seat Wildcat 4 pure sport side-by-side vehicles.

Cost of Goods Sold

	Three Months Ended June 30,
($ in thousands)	2013	Percent of Net Sales	2012	Percent of Net Sales	Change 2013 vs. 2012
Snowmobile & ATV units	$77,908	64.5%	$75,556	67.9%	3.1%
Parts, garments & accessories	13,700	11.3%	13,276	11.9%	3.2%

Total Cost of Goods Sold	$91,608	75.8%	$88,832	79.8%	3.1%

During the first quarter of fiscal 2014, cost of sales increased 3.1% to $91.6 million from $88.8 million for the first quarter of fiscal 2013. Fiscal 2014 snowmobile and ATV unit cost of sales increased 3.1% to $77.9 million from $75.6 million directionally in line with increases in unit sales during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The first quarter of fiscal 2014 cost of sales for PG&A increased 3.2% to $13.7 million from $13.3 million for the first quarter of fiscal 2013, due to increased sales.

Gross Profit

	Three Months Ended June 30,
($ in thousands)	2013	2012	Change 2013 vs. 2012
Gross Profit Dollars	$29,160	$22,479	29.7%
Percentage of Net Sales	24.1%	20.2%	3.9%

Gross profit increased 29.7% to $29.2 million in the first quarter of fiscal 2014 from $22.5 million in the first quarter of fiscal 2013. The gross profit percentage for the first quarter of fiscal 2014 increased to 24.1% versus 20.2% in fiscal 2013. The increases in the first quarter of fiscal 2014 gross profit percentages were primarily due to higher volumes, product mix and improved efficiency.

Operating Expenses

	Three Months Ended June 30,
($ in thousands)	2013	2012	Change 2013 vs. 2012
Selling & Marketing	$6,994	$6,807	2.7%
Research & Development	5,282	4,478	18.0%
General & Administrative	8,411	8,074	4.2%

Total Operating Expenses	$20,687	$19,359	6.9%

Percentage of Net Sales	17.1%	17.4%

Selling and Marketing expenses increased 2.7% to $7.0 million in the first quarter of fiscal 2014 from $6.8 million in the first quarter of fiscal 2013, primarily due to increased advertising expenses. Research and Development expenses increased 18.0% to $5.3 million in the first quarter of fiscal 2014 compared to $4.5 million in the first quarter of fiscal 2013 due primarily to higher product development expenses. General and Administrative expenses increased 4.2% to $8.4 million in the first quarter of fiscal 2014 from $8.1 million in the first quarter of fiscal 2013 primarily due to higher compensation expenses.

Other Income / Expense

We had $9,000 in interest income in the first quarter of fiscal 2014 compared to $13,000 in the first quarter of fiscal 2013. Interest expense decreased to $3,000 in the first quarter of fiscal 2014 from $20,000 in the first quarter of fiscal 2013. Interest expense was lower due to decreased borrowing levels owing primarily to higher cash levels at the beginning of the fiscal year compared to last year.

Liquidity and Capital Resources

The seasonality of our snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production and commencement of shipments late in the first quarter have resulted in significant fluctuations in our working capital requirements. Historically, we have financed our working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Our cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when our snowmobile and ATV production cycles begin in the spring. Accounts receivable increased to $43.7 million at June 30, 2013 from $39.9 million at June 30, 2012. The accounts receivable balance at March 31, 2013 was $30.3 million. Inventory was $149.7 million at June 30, 2013 compared to $140.8 million at June 30, 2012 and $96.4 million at March 31, 2013. The increases in our accounts receivable and inventory balances as of June 30, 2013 compared to March 31, 2013 are due to the seasonality of our snowmobile, ATV and PG&A businesses. During the three months ended June 30, 2013, we repurchased 31,364 shares of our common stock at a total cost of $1.4 million, including shares purchased under the share repurchase program previously approved by the Board of Directors in May 2013. Cash and short-term investments were $48.9 million and $17.4 million at June 30, 2013 and 2012, respectively, and $112.8 million at March 31, 2013. Cash and short-term investments decreased from March 31, 2013, due to the seasonality of our business. Our investment objectives are first, safety of principal, and second, rate of return. No short-term bank borrowings were outstanding at June 30, 2013 and March 31, 2013, compared to $4.2 million at June 30, 2012.

We believe current available cash and cash generated from operations together with working capital financing through our available line of credit will provide sufficient funds to finance operations on a short and long-term basis.

Line of Credit

We have operated since November 2009 under a $60,000,000 secured bank credit agreement for the documentary and stand-by letters of credit and for working capital purposes. We may borrow up to $60,000,000 during June through November and up to $45,000,000 during all other months of the fiscal year. We were in compliance with the terms of the credit agreement as of June 30, 2013.

Dealer Floorplan Financing

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

Certain Information Concerning Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Significant Accounting Policies

See our most recent Annual Report on Form 10-K for the year ended March 31, 2013 for a discussion of our critical accounting policies.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Quarterly Report on Form 10-Q, and future filings with the Securities and Exchange Commission, our press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements, including statements related to our fiscal 2014 outlook. In particular, these include, among others, statements relating to our anticipated capital expenditures, research and development expenditures, product introductions, the effect of weather conditions and dealer ordering processes on our net sales, legal proceedings, our expectations regarding material weakness remediation, our expectations regarding financing arrangements, our wholesale and retail sales and market share expectations, inventory levels, industry wholesale and retail sales expectations, depreciation and amortization expense, dividends, sufficiency of funds to finance our operations and capital expenditures, raw material and component supply expectations, adequacy of insurance, and the effect of regulations on us and our industry and our compliance with such regulations. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors including, but not limited to the following: product mix and volume; competitive pressure on sales, pricing and sales incentives; increases in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines; interruption of dealer floorplan financing; warranty expenses and product recalls; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of reserves or insured amounts; environmental and product safety regulatory activity; effects of the weather; general economic conditions and political changes; interest rate changes; consumer demand and confidence; and those factors set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, under heading “Item 1A. Risk Factors.” We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2013. As of June 30, 2013, we have notional Canadian dollar denominated cash flow hedges of approximately $152,412,000 (USD) with a weighted average contract exchange rate of 98.01 USD to CAD. The fair values of the Canadian dollar contracts at June 30, 2013 represent an unrealized gain of $5,009,000. A ten percent fluctuation in the currency rates as of June 30, 2013 would have resulted in a change in the fair value of the Canadian dollar hedge contracts of approximately $15,241,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

Information regarding inflation, foreign currency exchange rates and interest rates is discussed within “Quantitative and Qualitative Disclosures About Market Risk-Foreign Exchange Rates and Interest Rates” and Footnote A to the Financial Statements in the Company’s 2013 Annual Report on Form 10-K. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and are not deemed to be significant.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2013. Based on management’s identification of the previously reported deficiencies in internal control over financial reporting that it considers to be material weaknesses, management has concluded that disclosure controls and procedures were not effective at June 30, 2013. Steps being undertaken to remediate these weaknesses are discussed below. Steps being undertaken to remediate the material weakness are discussed below. We expect the material weakness to be fully remediated before the end of our fiscal year.

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

Changes in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As reported in our assessment of the effectiveness of our internal control over financial reporting as of March 31, 2013, included in “Item 9A. Controls and Procedures” of Form 10-K for the year ended March 31, 2013, a material weakness existed due to a number of deficiencies in internal controls in the areas outlined below, when considered in the aggregate. We are continuing to implement remedial actions as outlined in our remediation plan overseen by our audit committee.

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

Risk Assessment and Control Monitoring: We have hired an independent internal audit firm to assist us in strengthening our internal controls in the risk assessment area, as well as internal control policy and review areas and to provide additional assurance that internal control monitoring is in place and is effective.

The planned changes in the Company’s internal control noted above were begun during the Company’s most recent fiscal quarter ended June 30, 2013, but the changes are not yet complete.

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Company Equity Securities

On May 15, 2013, the Company’s Board of Directors approved a $30,000,000 share repurchase program. The share repurchase program does not have an expiration date. The following table presents the total number of shares repurchased during the first quarter of fiscal 2014 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program as of the end of the first quarter of fiscal 2014:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2013 – April 30, 2013	4,325	$42.85	0	6,028
May 1, 2013 – May 31, 2013	—	—	0	645,579
June 1, 2013 – June 30, 2013	82,803	46.76	31,364	641,028

Total	87,128	$46.57	31,364	641,028

(1)	The Maximum Number of Shares Yet to Be Purchased for the April period represents the number of shares purchasable at the closing price of the Company’s common stock on the last day of the month under the January 2008 share repurchase program. On May 15, 2013, the Company’s Board of Directors authorized a share repurchase program of up to $30,000,000 of the Company’s common stock. The maximum number of Shares Yet to Be Purchased for the May and June periods represents the number of shares purchasable at the closing price of the Company’s common stock on the last day of the month under the May 2013 share repurchase program.
(2)	All shares purchased were for the exercise and related income taxes for net-settled stock options, except 31,364 shares in June purchased under the share repurchase program.

We have historically purchased our common stock primarily to offset the dilution created by employee stock option plans and because the Board of Directors believed investment in our common stock was a good use of our excess cash.

Item 6. Exhibits

Exhibit Number	Description

3 (a)	Amended and Restated Articles of Incorporation of the Company	(1)

3 (b)	Amended and Restated By-Laws of the Company	(2)

4 (a)	Form of specimen common stock certificate	(3)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(4)

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(4)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(4)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(4)

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.	(5)

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 16, 2013.
(3)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement. (File Number 33-34984)
(4)	Filed with this Quarterly Report on Form 10-Q.
(5)	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date: August 9, 2013	By	/s/ Claude J. Jordan
Claude J. Jordan
Chief Executive Officer

Date: August 9, 2013	By	/s/ Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer