Form 10-Q
period 2013-09-30
ARCTIC CAT INC
filed 2013-11-08
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2013

or

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

At November 1, 2013, the registrant had 13,446,302 shares of Common Stock outstanding.

ARCTIC CAT INC.

Part I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2013	March 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$40,074,000	$35,566,000
Short-term investments	—	77,241,000
Accounts receivable, less allowances	105,071,000	30,296,000
Inventories	171,174,000	96,389,000
Prepaid expenses	1,588,000	3,032,000
Deferred income taxes	15,776,000	16,820,000

Total current assets	333,683,000	259,344,000
Property and Equipment
Machinery, equipment and tooling	166,577,000	160,674,000
Land, buildings and improvements	29,468,000	29,243,000

	196,045,000	189,917,000
Less accumulated depreciation	149,212,000	144,378,000

	46,833,000	45,539,000
Other Assets	1,273,000	1,262,000

	$381,789,000	$306,145,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$112,382,000	$66,599,000
Accrued expenses	56,208,000	55,736,000
Income taxes payable	6,770,000	4,957,000

Total current liabilities	175,360,000	127,292,000
Deferred Income Taxes	4,571,000	4,381,000
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding: 13,446,302 at September 30, 2013 and 13,203,682 at March 31, 2013	134,000	132,000
Additional paid-in-capital	9,816,000	10,945,000
Accumulated other comprehensive loss	(1,809,000)	(4,166,000)
Retained earnings	193,717,000	167,561,000

Total shareholders’ equity	201,858,000	174,472,000

	$381,789,000	$306,145,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net sales
Snowmobile & ATV units	$208,076,000	$198,274,000	$306,990,000	$289,227,000
Parts, garments & accessories	30,449,000	30,756,000	52,303,000	51,114,000

Total net sales	238,525,000	229,030,000	359,293,000	340,341,000
Cost of goods sold
Snowmobile & ATV units	157,748,000	146,000,000	235,656,000	221,556,000
Parts, garments & accessories	19,103,000	19,000,000	32,803,000	32,276,000

Total cost of goods sold	176,851,000	165,000,000	268,459,000	253,832,000

Gross profit	61,674,000	64,030,000	90,834,000	86,509,000
Operating expenses
Selling & marketing	12,116,000	12,018,000	19,110,000	18,825,000
Research & development	6,286,000	4,867,000	11,568,000	9,345,000
General & administrative	7,019,000	8,391,000	15,430,000	16,465,000

Total operating expenses	25,421,000	25,276,000	46,108,000	44,635,000

Operating profit	36,253,000	38,754,000	44,726,000	41,874,000
Other income (expense)
Interest income	7,000	4,000	16,000	17,000
Interest expense	(37,000)	(62,000)	(40,000)	(82,000)

Total other expense	(30,000)	(58,000)	(24,000)	(65,000)

Earnings before income taxes	36,223,000	38,696,000	44,702,000	41,809,000
Income tax expense	12,858,000	13,737,000	15,869,000	14,842,000

Net earnings	$23,365,000	$24,959,000	$28,833,000	$26,967,000

Net earnings per share
Basic	$1.75	$1.90	$2.17	$2.06

Diluted	$1.70	$1.80	$2.10	$1.95

Weighted average shares outstanding
Basic	13,379,000	13,152,000	13,297,000	13,106,000

Diluted	13,726,000	13,828,000	13,718,000	13,852,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net earnings	$23,365,000	$24,959,000	$28,833,000	$26,967,000
Other comprehensive income (loss):
Foreign currency translation adjustments	1,088,000	656,000	1,726,000	(907,000)
Unrealized gain (loss) on derivative instruments, net of tax	(2,500,000)	(2,513,000)	631,000	(1,194,000)

Comprehensive income	$21,953,000	$23,102,000	$31,190,000	$24,866,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$28,833,000	$26,967,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	7,017,000	6,970,000
Deferred income tax expense (benefit)	863,000	(1,532,000)
Stock-based compensation expense	1,921,000	1,530,000
Loss on disposal of fixed assets	1,000	48,000
Changes in operating assets and liabilities:
Trading securities	77,240,000	38,438,000
Accounts receivable	(73,322,000)	(61,304,000)
Inventories	(73,407,000)	(46,345,000)
Prepaid expenses	1,450,000	1,551,000
Accounts payable	45,740,000	26,248,000
Accrued expenses	335,000	1,970,000
Income taxes	1,438,000	12,319,000

Net cash provided by operating activities	18,109,000	6,860,000
Cash flows from investing activities:
Purchases of property and equipment	(8,326,000)	(5,585,000)

Net cash used in investing activities	(8,326,000)	(5,585,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	18,000	11,000
Payments for income taxes on net-settled option exercises	(7,627,000)	(6,029,000)
Tax benefit from stock options exercises	7,493,000	6,525,000
Dividends paid	(2,677,000)	—
Repurchase of common stock	(2,933,000)	(1,643,000)

Net cash used in financing activities	(5,726,000)	(1,136,000)
Effect of exchange rate changes on cash and cash equivalents	451,000	(305,000)

Net increase (decrease) in cash and cash equivalents	4,508,000	(166,000)
Cash and cash equivalents at beginning of period	35,566,000	24,138,000

Cash and cash equivalents at end of period	$40,074,000	$23,972,000

Supplemental disclosure of cash payments for:
Income taxes	$5,722,000	$1,884,000

Interest	$40,000	$66,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2013, and results of operations for the three-month and six-month periods ended September 30, 2013 and 2012 and cash flows for the six-month periods ended September 30, 2013 and 2012. Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2013 is derived from the audited balance sheet as of that date.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

NOTE B–STOCK-BASED COMPENSATION

In August 2013, the Company’s shareholders adopted the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”). Under the 2013 Plan, 1,100,000 shares are available for grant. The 2013 Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards, other stock awards and dividend and dividend equivalents. At September 30, 2013, 1,099,500 shares of common stock remain available for issuance under the 2013 Plan.

In August 2007, the Company’s shareholders adopted the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”, and along with the 2013 Plan, “the Plans”). As of September 30, 2013, 491,395 stock options, 16,200 shares of restricted stock, and 41,723 restricted stock units issued from the 2007 Plan are outstanding and 500 shares of restricted stock from the 2013 Plan are outstanding. The terms of the 2007 Plan are substantially identical to those of the 2013 Plan. With the adoption of the 2013 Plan, the Company’s Board of Directors determined no further awards will be granted from the 2007 Plan, of which 945,363 shares were available for grant at September 30, 2013.

Option transactions under the plans during the six months ended September 30, 2013, are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2013	1,010,650	$17.61
Granted	96,209	42.99
Exercised	(606,393)	15.73
Cancelled	(9,071)	25.68

Outstanding at September 30, 2013	491,395	$24.75	8.03 years	$15,872,000

Exercisable at September 30, 2013	265,659	$17.80	7.61 years	$10,427,000

The aggregate intrinsic value is based on the difference between the exercise price and the Company’s September 30, 2013 common share market value for in-the-money options.

The following tables summarize information concerning currently outstanding and exercisable stock options at September 30, 2013:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$6.26-9.38	7,800	3.29 years	$6.26
9.57-13.84	57,164	6.34 years	10.91
14.68-21.03	238,507	7.64 years	15.99
21.96-27.69	24,000	10.00 years	24.83
33.67-43.79	163,924	9.10 years	43.19

	491,395	8.03 years	$24.75

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted-Average Exercise Price
$6.26-9.38	7,800	$6.26
9.57-13.84	54,826	10.79
14.68-21.03	157,170	16.13
21.96-27.69	24,000	24.83
33.67-43.79	21,863	43.79

	265,659	$17.80

Stock Options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the statement of operations as general and administrative expense based on their fair value over their requisite service periods. At September 30, 2013, the Company had stock-based compensation plans, all previously approved by the Company’s shareholders. Stock options and restricted stock awards granted under these plans generally vest ratably over one to three years of service. Stock options have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined in the plans. At September 30, 2013, the Company had 1,099,500 shares available for future grant under its stock option plans. Stock options awarded to Directors generally have the same terms and valuation as those awarded to employees of the Company. For stock options issued during the three months ended September 30, 2013 and September 30, 2012, the following assumptions were used to determine fair value:

	Three Months Ended September 30, 2013
Assumptions used:	2013	2012
Expected term (in years)	5 years	5 years
Expected volatility	49.0%	47.0%
Risk free interest rate	0.81%	1.30%
Expected dividend	1.0%	1.0%
Fair Value	$21.68	$23.74

At September 30, 2013, the Company had $3,819,000 of unrecognized compensation costs related to non-vested stock options and restricted stock awards that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended September 30, 2013 and 2012, the Company recorded stock-based compensation expense for stock options and restricted stock awards of $592,000 and $458,000, respectively, and for the six months ended September 30, 2013 and 2012, the Company recorded stock-based compensation expense for stock options and restricted stock awards of $1,921,000 and $1,530,000, respectively, which has been included in general and administrative expenses. The Company’s total stock-based compensation related expense reduced both basic and diluted earnings per share by $0.03 and $0.02 for each of the three months ended September 30, 2013 and 2012, respectively, and by $0.09 and $0.07 for the six months ended September 30, 2013 and 2012, respectively.

The expected term of options granted is the safe harbor period. The volatility is based on historic volatilities from the traded shares of the Company over the past two and one-half years. The risk-free interest rate for periods matching the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend is based on the historic dividend of the Company. The Company has analyzed the forfeitures of stock and option grants and has used a ten percent forfeiture rate in the expense calculation.

Restricted Stock

The 2013 Plan provides for grants of restricted common stock and restricted stock units to executives and key employees of the Company. The restricted common stock and restricted stock units are valued based on the Company’s market value of common stock on the date of grant and the amount of any award is expensed over the requisite service period which approximates two to three years. If grantees are retirement eligible and awards would either fully vest upon retirement or continue to vest after retirement, the full amount of the related expense is recognized upon grant. At September 30, 2013, the Company had 16,200 shares of restricted common stock issued and outstanding and 41,723 unvested restricted stock units outstanding under the 2007 Plan and 500 shares of restricted common stock were issued and outstanding under the 2013 Plan. The shares of restricted common stock awarded have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

Compensation expenses associated with restricted stock awards totaled $175,000 and $192,000 for the three months ended September 30, 2013 and 2012, respectively, and $262,000 and $319,000 for the six months ended September 30, 2013 and 2012, respectively. Compensation expenses associated with restricted stock units totaled $115,000 and $120,000 for the three months ended September 30, 2013 and 2012, respectively, and $404,000 and $333,000 for the six months ended September 30, 2013 and 2012, respectively. The Company recognizes the expense for grants of restricted stock and restricted stock units on a straight-line basis in the statement of operations as general and administrative expense based on their fair value over their requisite service periods. At September 30, 2013, unamortized compensation expense of restricted stock totaled $516,000 and of restricted stock units totaled $987,000. The unamortized expense as of September 30, 2013 is expected to be recognized over a weighted-average period of 1.5 years for restricted stock and 2.0 years for restricted stock units.

Restricted stock and restricted stock unit award activity under the Plans during the six months ended September 30, 2013 and 2012 is summarized as follows:

	2013		2012
Restricted Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at March 31,	42,820	$19.33	100,899	$11.61
Awarded	8,000	53.91	8,700	33.73
Vested	(34,120)	15.66	(65,654)	9.42
Forfeited	—	—	(1,125)	12.45

Non-vested shares at September 30,	16,700	$43.40	42,820	$19.33

	2013			2012
Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at March 31,	41,607	$27.35	39,729	$18.31
Granted	17,976	42.99	14,243	43.79
Vested	(16,643)	23.75	(11,899)	15.77
Forfeited	(1,217)	27.60	—	—

Non-vested shares at September 30,	41,723	$35.52	42,073	$27.65

NOTE C–NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. None of the outstanding options to purchase shares of common stock were excluded from the computation of common share equivalents during the three and six month periods ended September 30, 2013. Options to purchase 70,470 shares of common stock with a weighted average exercise price of $43.79 outstanding during the three and six month periods ended September 30, 2012, were excluded from the computation of common share equivalents because they were anti-dilutive as the per share exercise prices exceeded the per share market value.

Weighted average shares outstanding consist of the following for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Weighted average number of common shares outstanding	13,379,000	13,152,000	13,297,000	13,106,000
Dilutive effect of option plan	347,000	676,000	421,000	746,000

Common and potential shares outstanding–diluted	13,726,000	13,828,000	13,718,000	13,852,000

NOTE D–SHORT-TERM INVESTMENTS

Trading securities consists of $77,241,000, invested in various money market funds at March 31, 2013. There were no short-term investments held at September 30, 2013. All of the trading securities are deemed to be Level 1 investments.

NOTE E–INVENTORIES

Inventories consist of the following:

	September 30, 2013	March 31, 2013
Raw materials and sub-assemblies	$57,922,000	$29,310,000
Finished goods	79,287,000	41,084,000
Parts, garments and accessories	33,965,000	25,995,000

	$171,174,000	$96,389,000

NOTE F–LINE OF CREDIT

The Company entered into a $60,000,000 senior secured revolving credit agreement in November 2009 for documentary and stand-by letters of credit, working capital needs and general corporate purposes. This agreement is scheduled to expire in November 2013 and an amended credit facility extending and increasing the current credit agreement is in process. Under the current agreement, the Company may borrow up to $60,000,000 during June through November and up to $45,000,000 during all other months of the fiscal year. Borrowings under the line of credit bear interest at the greater of the following rates: the prime rate, the federal funds rate plus 0.50% or LIBOR for a 30 day interest period plus 1.00%. As of September 30, 2013, the effective rate was 4.00%. All borrowings are collateralized by substantially all of the Company’s assets, including all real estate, accounts receivable and inventory. No borrowings from the line of credit were outstanding at September 30, 2013 and March 31, 2013. The outstanding letters of credit balances were $4,583,000 and $7,130,000 at September 30, 2013 and 2012, respectively, and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the terms of the credit agreement as of September 30, 2013. Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement.

NOTE G–ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2013	March 31, 2013
Marketing	$11,086,000	$11,971,000
Compensation	9,409,000	10,682,000
Warranties	20,653,000	18,709,000
Insurance	6,878,000	9,254,000
Other	8,182,000	5,120,000

	$56,208,000	$55,736,000

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

	2013	2012
Balance at April 1	$18,709,000	$18,521,000
Warranty provision	7,228,000	2,284,000
Warranty claim payments	(5,284,000)	(2,137,000)

Balance at September 30	$20,653,000	$18,668,000

NOTE I–SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

During the six months ended September 30, 2013 and 2012, the Company invested $2,933,000 and $1,643,000, respectively, to repurchase and cancel 59,059 and 44,231 shares of common stock, respectively, pursuant to the Board of Directors’ prior share repurchase program authorizations. At September 30, 2013 and 2012, the Company has remaining authorization to repurchase up to $27,339,000 and $4,029,000 of its common stock, or approximately 479,000 and 97,000 shares based on the per share closing price of $57.05 and $41.46 as of September 30, 2013 and 2012, respectively.

Additional Paid-in-Capital

The components of the changes in additional paid-in-capital during the following periods were as follows:

	Six Months Ended September 30,
	2013	2012
Balance at beginning of period	$10,945,000	$13,233,000
Exercise of stock options	9,535,000	5,520,000
Tax benefits from stock options exercised	7,493,000	6,525,000
Repurchase of common stock	(20,078,000)	(13,184,000)
Stock-based compensation expense	1,921,000	1,530,000

Balance at end of period	$9,816,000	$13,624,000

Accumulated Other Comprehensive Income (Loss)

The components of the changes in accumulated other comprehensive income (loss) during the following periods were as follows:

	Six Months Ended September 30,
	2013	2012
Balance at beginning of period	$(4,166,000)	$(2,708,000)
Unrealized gain (loss) on derivative instruments, net of tax	631,000	(1,194,000)
Foreign currency translation adjustment	1,726,000	(907,000)

Balance at end of period	$(1,809,000)	$(4,809,000)

Retained Earnings

The components of the changes in retained earnings during the following periods were as follows:

	Six Months Ended September 30,
	2013	2012
Balance at beginning of period	$167,561,000	$127,816,000
Net earnings	28,833,000	26,966,000
Dividends paid	(2,677,000)	—

Balance at end of period	$193,717,000	$154,782,000

NOTE J–COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide the Company’s North American dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At September 30, 2013, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $76,162,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material. The financing agreements also have loss sharing provisions should any dealer default, whereby the Company shares certain losses with the finance companies. The maximum liability to the Company under these provisions is approximately $6,700,000 at September 30, 2013.

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

NOTE K–FAIR VALUE MEASUREMENTS

As of September 30, 2013, we have notional Canadian dollar denominated cash flow hedges of approximately $115,753,000 (USD) with a weighted average contract exchange rate of 97.68 USD to CAD. The Company’s foreign currency contract fair value was an asset totaling $961,000 and considered a Level 2 measurement. As of March 31, 2013, the Company’s foreign currency contract fair value was a liability totaling $41,000 and considered a Level 2 measurement. See Note M for additional information regarding the Company’s Derivative Instruments and Hedging Activities.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net sales
Snowmobile & ATV units	$208,076,000	$198,274,000	$306,990,000	$289,227,000
Parts, garments, & accessories	30,449,000	30,756,000	52,303,000	51,114,000

Total net sales	238,525,000	229,030,000	359,293,000	340,341,000

Cost of goods sold
Snowmobile & ATV units	157,748,000	146,000,000	235,656,000	221,556,000
Parts, garments, & accessories	19,103,000	19,000,000	32,803,000	32,276,000

Total cost of goods sold	176,851,000	165,000,000	268,459,000	253,832,000

Gross profit
Snowmobile & ATV units	50,328,000	52,274,000	71,334,000	67,671,000
Parts, garments, & accessories	11,346,000	11,756,000	19,500,000	18,838,000

Total gross profit	$61,674,000	$64,030,000	$90,834,000	$86,509,000

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net sales by product line
Snowmobile units	$135,425,000	$128,599,000	$157,999,000	$146,586,000
ATV units	72,651,000	69,675,000	148,991,000	142,641,000
Parts, garments, & accessories	30,449,000	30,756,000	52,303,000	51,114,000

Total net sales	$238,525,000	$229,030,000	$359,293,000	$340,341,000

Sales by geographic region were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net sales by geography
United States	$105,505,000	$105,485,000	$167,389,000	$162,505,000
Canada	82,946,000	75,371,000	124,167,000	108,002,000
Europe and other	50,074,000	48,174,000	67,737,000	69,834,000

Total net sales	$238,525,000	$229,030,000	$359,293,000	$340,341,000

The Company has identifiable long-lived assets with total carrying values of approximately $991,000 and $1,533,000 at September 30, 2013 and March 31, 2013, respectively, outside the United States in Canada and Europe.

NOTE M–DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to certain risks relating to its ongoing business operations. Foreign currency risk is the primary risk that is managed. Forward contracts are entered into in order to manage the foreign exchange risk associated with the forecasted revenue denominated in a foreign currency.

The Company’s foreign currency management objective is to reduce earnings volatility related to movements in foreign exchange rates and limit the risk of loss in value of certain of its foreign currency-denominated cash flows. The Company actively manages certain forecasted foreign currency exposures, principally its exports sales to Canada. To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales, the Company hedges portions of its forecasted revenue denominated in foreign currencies with forward contracts. When the dollar strengthens against the foreign currency, the decline in present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. The Company does not use any financial contracts for trading purposes.

At September 30, 2013, the Company had the following open foreign currency contracts:

Foreign Currency	Notional Amounts (in US Dollars)	Net Unrealized Gain (Loss)
Canadian Dollar	$115,753,000	$961,000

Total	$115,753,000	$961,000

These contracts, with maturities through March 31, 2014, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive income in shareholders’ equity.

The table below summarizes the carrying values of derivative instruments as of September 30, 2013 and March 31, 2013:

	Carrying Values of Derivative Instruments as of September 30, 2013
	Fair Value Assets	Fair Value (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	$975,000	$14,000	$961,000

	$975,000	$14,000	$961,000

	Carrying Values of Derivative Instruments as of March 31, 2013
	Fair Value Assets	Fair Value (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	—	$41,000	$(41,000)

	—	$41,000	$(41,000)

(1)	Assets are included in Accounts Receivable and liabilities are included in Accounts Payable on the accompanying consolidated balance sheets.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into the income statement in the same period during which the hedged transaction affects the income statement. Gains and losses on the derivative representing hedge ineffectiveness are recognized in the current income statement. The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in accumulated other comprehensive income for the three and six months ended September 30, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Foreign currency contracts	$(2,500,000)	$(2,512,000)	$631,000	$(1,194,000)

	$(2,500,000)	$(2,512,000)	$631,000	$(1,194,000)

See Note I for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive income into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and six month periods ended September 30, 2013 and 2012.

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

Executive Overview

The following discussion pertains to our results of operations and financial position for the quarter and six-month period ended September 30, 2013. Due to the seasonality of the snowmobile, ATV and PG&A businesses, and due to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the full year.

For the second quarter ended September 30, 2013, we reported net sales of $238.5 million and net earnings of $23.4 million, or $1.70 per diluted share, compared to second quarter ended September 30, 2012 net sales of $229.0 million and net earnings of $25.0 million, or $1.80 per diluted share. We had strong double-digit sales gains in side-by-sides and snowmobiles that led to record second-quarter sales. However, ATV sales in North America and Europe fell short of our expectations in the quarter, and the lower volume reduced our profitability. For the six months ended September 30, 2013, we reported net sales of $359.3 million and net earnings of $28.8 million, or $2.10 per diluted share, compared to net sales of $340.3 million and net earnings of $27.0 million, or $1.95 per diluted share, for the same period last year. We reported good results in the first fiscal quarter, which is reflected in the first-half sales growth of 6 percent and earnings increase of 7 percent. We anticipate continued strong dealer demand for side-by-sides and snowmobiles, and the new Wildcat models that we expect to introduce in our fiscal second half. Based on first half results and the new products being launched in the 2nd half of the fiscal year we are maintaining our full-year outlook for fiscal 2014, but expect a challenging second half of the year.

Our snowmobile sales in the fiscal 2014 second quarter increased 5% to $135.4 million, up from $128.6 million in the prior-year second quarter. For the 2014 model year, Arctic Cat launched 10 new snowmobile models, including the all-new ZR 6000 El Tigre high-performance sled, and new snowmobile engine options from Arctic Cat and Yamaha through an engine supply agreement. Of these, Arctic Cat’s first designed and built snowmobile engine – the 6000 C-Tec2 – is a powerful, lightweight and fuel efficient 2-stroke that enables the Company to enter the large 600cc snowmobile market segment that now accounts for 18% of the snowmobile industry. We are committed to investing in research and development in order to remain an industry innovation leader. We expect fiscal 2014 North American industry retail snowmobile sales to continue their growth and expect the market will grow up to 3%.

Our ATV sales for the second quarter increased 4% to $72.7 million versus $69.7 million in the prior-year quarter, led by strong contributions from our Wildcat X and the four-seat Wildcat 4 and Wildcat 4X pure sport side-by-side vehicles. We expect fiscal 2014 North American core ATV industry retail sales will grow up to 5%, and the side-by-side industry will continue to show strong growth in the 15 to 25% range.

Sales of PG&A in the fiscal 2014 second quarter decreased 1% to $30.4 million versus $30.7 million in the prior-year quarter. Strong growth in parts and ATV accessories was offset by lower snowmobile accessories and garment sales. Arctic Cat expects its PG&A business to grow the remainder of fiscal 2014 through further expansion of its Wildcat accessory offerings.

For the fiscal year ending March 31, 2014, we are maintaining our sales and earnings guidance, but are targeting the lower end of the guidance range. We continue to expect net earnings in the range of $3.27 to $3.37 per diluted share. We anticipate sales in the range of $754 million to $768 million.

Results of Operations

Product Line Sales

	Three Months Ended September 30,					Six Months Ended September 30,
($ in millions)	2013	Percent of Net Sales	2012	Percent of Net Sales	Change 2013 vs. 2012	2013	Percent of Net Sales	2012	Percent of Net Sales	Change 2013 vs. 2012
Snowmobile	$135.4	56.8%	$128.6	56.2%	5.3%	$158.0	44.0%	$146.6	43.1%	7.8%
ATV	72.7	30.5%	69.7	30.4%	4.3%	149.0	41.4%	142.6	41.9%	4.5%
PG&A	30.4	12.7%	30.7	13.4%	(1.0)%	52.3	14.6%	51.1	15.0%	2.3%

Net Sales	$238.5	100.0%	$229.0	100.0%	4.1%	$359.3	100.0%	$340.3	100.0%	5.6%

During the second quarter of fiscal 2014, net sales increased 4.1% to $238.5 million from $229.0 million in the second quarter of fiscal 2013 due to sales increases for snowmobiles and ATVs. Snowmobile unit volume increased 8.2% and; net sales increased 5.3% due to a weaker Canadian dollar and higher sales programs and incentives. ATV unit volume increased 2.5% and; net sales increased 4.3%, and PG&A sales decreased $307,000. Net sales for the six months ended September 30, 2013 increased 5.6% to $359.3 million from $340.3 million for the same period in fiscal 2013. Snowmobile unit volume increased 10.8% and; net sales increased 7.8% due to a weaker Canadian dollar and higher sales programs and incentives. ATV unit volume increased 2.7% and; net sales increased 4.5%, and PG&A sales increased $1,189,000. The increase in snowmobile unit volume was driven by a planned increase in second quarter shipments. Increased ATV unit volume for the quarter resulted from shipments of Wildcat and Prowler side-by-side vehicles.

Cost of Goods Sold

	Three Months Ended September 30,					Six Months Ended September 30,
($ in millions)	2013	Percent of Net Sales	2012	Percent of Net Sales	Change 2013 vs. 2012	2013	Percent of Net Sales	2012	Percent of Net Sales	Change 2013 vs. 2012
Snowmobile & ATV units	$157.7	66.1%	$146.0	63.8%	8.0%	$235.7	65.6%	$221.5	65.1%	6.4%
PG&A	19.1	8.0%	19.0	8.3%	0.5%	32.8	9.1%	32.3	9.5%	1.5%

Total Cost of Goods Sold	$176.8	74.1%	$165.0	72.1%	7.2%	$268.5	74.7%	$253.8	74.6%	5.8%

During the second quarter of fiscal 2014, cost of sales increased 7.2% to $176.8 million from $165.0 million for the second quarter of fiscal 2013. Fiscal 2014 snowmobile and ATV unit cost of sales increased 8.0% to $157.7 million from $146.0 million, which was directionally in line with increases in unit sales during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. The second quarter of fiscal 2014 cost of sales for PG&A increased 0.5% to $19.1 million from $19.0 million for the second quarter of fiscal 2013 due to increased sales. During the first six months of fiscal 2014, cost of sales increased 5.8% to $268.5 million from $253.8 million for the first six months of fiscal 2013. Fiscal 2014 snowmobile and ATV unit cost of sales for the first six months increased 6.4% to $235.7 million, which was directionally in line with sales increases for the six months of fiscal 2014 compared to the same period of fiscal 2013. The first six months of fiscal 2014 cost of sales for PG&A increased 1.5% to $32.8 million compared to $32.3 million for fiscal 2013 due to increased freight and product costs and a less rich sales mix.

Gross Profit

	Three Months Ended September 30,			Six Months Ended September 30,
($ in millions)	2013	2012	Change 2013 vs. 2012	2013	2012	Change 2013 vs. 2012
Gross Profit Dollars	$61.7	$64.0	(3.6)%	$90.8	$86.5	5.0%
Percentage of Net Sales	25.9%	28.0%	(2.1)%	25.3%	25.4%	(0.1)%

Gross profit decreased 3.6% to $61.7 million in the second quarter of fiscal 2014 from $64.0 million in the second quarter of fiscal 2013. The gross profit percentage for the second quarter of fiscal 2014 decreased to 25.9% versus 28.0% in fiscal 2013. The decreases in the second quarter of fiscal 2014 gross profit percentages were primarily due to product mix, a weaker Canadian dollar, increased freight, sales programs and incentives. Gross profit increased 5.0% to $90.8 million in the first six months of fiscal 2014 from $86.5 million in the first six months of fiscal 2013. The gross profit percentage for the first six months of fiscal 2014 decreased to 25.3% versus 25.4% in fiscal 2014.

Operating Expenses

	Three Months Ended September 30,			Six Months Ended September 30,
($ in millions)	2013	2012	Change 2013 vs. 2012	2013	2012	Change 2013 vs. 2012
Selling & Marketing	$12.1	$12.0	0.8%	$19.1	$18.8	1.6%
Research & Development	6.3	4.9	28.6%	11.6	9.3	24.7%
General & Administrative	7.0	8.4	(16.7)%	15.4	16.5	(6.7)%

Total Operating Expenses	$25.4	$25.3	0.4%	$46.1	$44.6	3.4%

Percentage of Net Sales	10.6%	11.0%		12.8%	13.1%

Selling and Marketing expenses increased 0.8% to $12.1 million in the second quarter of fiscal 2014 from $12.0 million in the second quarter of fiscal 2013. Research and Development expenses increased 28.6% to $6.3 million in the second quarter of fiscal 2014 compared to $4.9 million in the second quarter of fiscal 2013 primarily due to higher product development expenses. General and Administrative expenses decreased 16.7% to $7.0 million in the second quarter of fiscal 2014 from $8.4 million in the second quarter of fiscal 2013 primarily due to the Canadian hedge benefit. Selling and Marketing expenses increased 1.6% to $19.1 million in the first six months of fiscal 2013 from $18.8 million in the same period of fiscal 2013 primarily due to increased advertising expenses. Research and Development expenses increased 24.7% to $11.6 million in the first six months of fiscal 2014 compared to $9.3 million in the same period of the fiscal 2013 primarily due to higher product development expenses. General and Administrative expenses decreased 6.7% to $15.4 million in the first six months of fiscal 2014 from $16.5 million in the same period of fiscal 2013 primarily due to the Canadian hedge benefit.

Other Income / Expense

We had $7,000 in interest income in the second quarter of fiscal 2014 compared to $4,000 in the second quarter of fiscal 2013. Interest expense decreased to $37,000 in the second quarter of fiscal 2014 from $62,000 in the second quarter of fiscal 2013. Interest income decreased to $16,000 in the first six months of fiscal 2014 from $17,000 in the same period of fiscal 2013. Interest expense decreased to $40,000 in the first six months of fiscal 2014 from $82,000 in the same period of fiscal 2013. Interest expense was lower due to decreased borrowing levels owing primarily to higher cash levels at the beginning of fiscal 2014 compared to last year.

Liquidity and Capital Resources

The seasonality of our snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production and commencement of shipments late in the first quarter have resulted in significant fluctuations in our working capital requirements. Historically, we have financed our working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Our cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when our snowmobile and ATV production cycles begin in the spring. Accounts receivable increased to $105.1 million at September 30, 2013 from $88.6 million at September 30, 2012. The accounts receivable balance at March 31, 2013 was $30.3 million. Inventory was $171.2 million at September 30, 2013 compared to $144.7 million at September 30, 2012 and $96.4 million at March 31, 2013. The increases in our accounts receivable and inventory balances as of September 30, 2013 compared to March 31, 2013 are due to the seasonality of our snowmobile, ATV and PG&A businesses. During the six months ended September 30, 2013, we repurchased 59,059 shares of our common stock at a total cost of $2.9 million, including shares purchased under the share repurchase program previously approved by the Board of Directors in May 2013. Cash and short-term investments were $40.1 million and $24.0 million at September 30, 2013 and 2012, respectively, and $112.8 million at March 31, 2013. Cash and short-term investments decreased from March 31, 2013, due to the seasonality of our business. Our investment objectives are first, safety of principal, and second, rate of return. No short-term bank borrowings were outstanding at September 30, 2013 and 2012 and March 31, 2013.

We believe current available cash and cash generated from operations together with working capital financing through our available line of credit will provide sufficient funds to finance operations on a short and long-term basis.

Line of Credit

We have operated since November 2009 under a $60,000,000 secured bank credit agreement for the documentary and stand-by letters of credit and for working capital purposes. We may borrow up to $60,000,000 during June through November and up to $45,000,000 during all other months of the fiscal year. We were in compliance with the terms of the credit agreement as of September 30, 2013.

Dealer Floorplan Financing

We have agreements with GE Commercial Distribution Finance in the United States and TCF Commercial Finance Canada in Canada to provide snowmobile, ATV and ROV floorplan financing for our dealers. These agreements improve our liquidity by financing dealer purchases of products without requiring substantial use of our working capital. We are paid by the floorplan companies’ shortly after shipment and, as part of our marketing programs, we pay the floorplan financing of our dealers for certain set time periods depending on the size of a dealer’s order.

Certain Information Concerning Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

See our most recent Annual Report on Form 10-K for the year ended March 31, 2013 for a discussion of our critical accounting policies.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Quarterly Report on Form 10-Q, and future filings with the Securities and Exchange Commission, our press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements, including statements related to our fiscal 2014 outlook, business strategy and product development. In particular, these include, among others, statements relating to our anticipated capital expenditures, research and development expenditures, product introductions, the effect of weather conditions and dealer ordering processes on our net sales, legal proceedings, our expectations regarding material weakness remediation, our expectations regarding financing arrangements, our wholesale and retail sales and market share expectations, inventory levels, industry wholesale and retail sales and demand expectations, depreciation and amortization expense, dividends, sufficiency of funds to finance our operations and capital expenditures, raw material and component supply expectations, adequacy of insurance, and the effect of regulations on us and our industry and our compliance with such regulations. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors including, but not limited to the following: product mix and volume; competitive pressure on sales, pricing and sales incentives; increases in material or production cost which cannot be recouped in product pricing; unexpected delays in the introduction of new products; changes in the sourcing of engines; interruption of dealer floorplan financing; warranty expenses and product recalls; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of reserves or insured amounts; environmental and product safety regulatory activity; effects of the weather; general economic conditions and political changes; interest rate changes; consumer demand and confidence; and those factors set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, under heading “Item 1A. Risk Factors.” We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2013. As of September 30, 2013, we have notional Canadian dollar denominated cash flow hedges of approximately $115,753,000 (USD) with a weighted average contract exchange rate of 97.68 USD to CAD. The fair values of the Canadian dollar contracts at September 30, 2013 represent an unrealized gain of $961,000. A ten percent fluctuation in the currency rates as of September 30, 2013 would have resulted in a change in the fair value of the Canadian dollar hedge contracts of approximately $11,575,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2013. Based on management’s identification of the previously reported deficiencies in internal control over financial reporting that it considers to be a material weakness, management has concluded that disclosure controls and procedures were not effective at September 30, 2013. Steps being undertaken to remediate these deficiencies are discussed below. We expect the material weakness to be fully remediated and testing to be completed to confirm elimination of the material weakness as of the end of this fiscal year.

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

As reported in our assessment of the effectiveness of our internal control over financial reporting as of March 31, 2013, included in “Item 9A. Controls and Procedures” of Form 10-K for the year ended March 31, 2013, a material weakness existed at the end of fiscal 2013 due to a number of deficiencies in internal controls in the areas outlined below, when considered in the aggregate. We are continuing to implement remedial actions as outlined in our remediation plan overseen by our audit committee and expect testing of our updated internal controls to be completed and elimination of our material weakness confirmed as of the end of this fiscal year.

Segregation of Duties: We did not maintain effective internal controls over the information technology environment that would enforce appropriate segregation of duties. Specifically, security access controls within our financial reporting application did not appropriately restrict access based on job responsibilities. We intend to improve the segregation of duties with the combination of increasing finance personnel, if or where appropriate, and reassigning certain responsibilities within the group. We are also bringing in external experts to assess and improve our financial application security roles to optimize appropriate segregation of duties.

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

Risk Assessment and Control Monitoring: We have hired an independent internal audit firm to assist us in strengthening our internal controls in the risk assessment area, as well as internal control policy and to review areas and provide additional assurance that effective internal control monitoring is in place.

The planned changes in the Company’s internal control noted above were begun during the Company’s fiscal quarter ended June 30, 2013 and continued during the fiscal quarter ended September 30, 2013. To date we have made progress in resolving this material weakness and believe that this will be resolved by the end of the fiscal year.

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Company Equity Securities

On May 15, 2013, the Company’s Board of Directors approved a $30,000,000 common stock share repurchase program. The share repurchase program does not have an expiration date. The following table presents the total number of shares repurchased during the second quarter of fiscal 2014 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program as of the end of the second quarter of fiscal 2014:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2013 – July 31, 2013	248,510	$53.95	0	523,864
August 1, 2013 – August 31, 2013	34,649	54.52	27,695	509,289
September 1, 2013 – September 30, 2013	12,997	56.03	0	479,205

Total	296,156	$54.11	27,695	479,205

(1)	The Maximum Number of Shares that May Yet Be Purchased for the periods represents the number of shares purchasable at the closing price of the Company’s common stock on the last day of the month under the share repurchase program.
(2)	All shares purchased were for the exercise and related income taxes for net-settled stock options, except 27,695 shares in August purchased under the share repurchase program.

We have historically purchased our common stock primarily to offset the dilution created by employee stock option exercises and because the Board of Directors believes investment in our common stock is a good use of our excess cash.

Item 6. Exhibits

Exhibit Number	Description

3 (a)	Amended and Restated Articles of Incorporation of the Company	(1)

3 (b)	Amended and Restated By-Laws of the Company	(2)

4 (a)	Form of specimen common stock certificate	(3)

10.1	Form of Director Non-Qualified Stock Option Agreement	(4)

10.2	Form of Executive Officer Non-Qualified Stock Option Agreement	(4)

10.3	Form of Executive Officer Incentive Stock Option Agreement	(4)

10.4	Form of Restricted Stock Unit Agreement for Non-Employee Directors	(4)

10.5	Form of Restricted Stock Unit Agreement for Executive Officers	(4)

10.6	Form of Stock-Settled Appreciation Rights Agreement	(4)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(4)

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(4)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(4)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(4)

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.	(4)

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 16, 2013.
(3)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement. (File Number 33-34984)
(4)	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date: November 8, 2013	By	/s/ Claude J. Jordan
Claude J. Jordan
Chief Executive Officer

Date: November 8, 2013	By	/s/ Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer