Form 10-Q
period 2013-12-31
ARCTIC CAT INC
filed 2014-02-06
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2013

or

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

At February 3, 2014, the registrant had 13,143,625 shares of Common Stock outstanding.

ARCTIC CAT INC.

Part I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	March 31,
	2013	2013
ASSETS
Current Assets
Cash and cash equivalents	$56,032,000	$35,566,000
Short-term investments	6,504,000	77,241,000
Accounts receivable, less allowances	74,123,000	30,296,000
Inventories	137,189,000	96,389,000
Prepaid expenses	2,761,000	3,032,000
Deferred income taxes	15,730,000	16,820,000

Total current assets	292,339,000	259,344,000
Property and Equipment
Machinery, equipment and tooling	171,082,000	160,674,000
Land, buildings and improvements	29,660,000	29,243,000

	200,742,000	189,917,000
Less accumulated depreciation	153,696,000	144,378,000

	47,046,000	45,539,000
Other Assets	1,257,000	1,262,000

	$340,642,000	$306,145,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$61,997,000	$66,599,000
Accrued expenses	54,452,000	55,736,000
Income taxes payable	4,006,000	4,957,000

Total current liabilities	120,455,000	127,292,000
Deferred Income Taxes	8,272,000	4,381,000
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding: 13,409,531 at December 31, 2013 and 13,203,682 at March 31, 2013	134,000	132,000
Additional paid-in-capital	8,251,000	10,945,000
Accumulated other comprehensive loss	(961,000)	(4,166,000)
Retained earnings	204,491,000	167,561,000

Total shareholders’ equity	211,915,000	174,472,000

	$340,642,000	$306,145,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net sales
Snowmobile & ATV units	$196,295,000	$191,986,000	$503,285,000	$481,213,000
Parts, garments & accessories	29,495,000	26,030,000	81,798,000	77,144,000

Total net sales	225,790,000	218,016,000	585,083,000	558,357,000
Cost of goods sold
Snowmobile & ATV units	166,994,000	150,177,000	402,650,000	371,733,000
Parts, garments & accessories	18,583,000	17,041,000	51,386,000	49,317,000

Total cost of goods sold	185,577,000	167,218,000	454,036,000	421,050,000

Gross profit	40,213,000	50,798,000	131,047,000	137,307,000
Operating expenses
Selling & marketing	9,726,000	10,041,000	28,836,000	28,866,000
Research & development	5,723,000	5,084,000	17,291,000	14,429,000
General & administrative	6,372,000	8,002,000	21,802,000	24,467,000

Total operating expenses	21,821,000	23,127,000	67,929,000	67,762,000

Operating profit	18,392,000	27,671,000	63,118,000	69,545,000
Other income (expense)
Interest income	6,000	10,000	22,000	27,000
Interest expense	(96,000)	(2,000)	(136,000)	(84,000)

Total other expense	(90,000)	8,000	(114,000)	(57,000)

Earnings before income taxes	18,302,000	27,679,000	63,004,000	69,488,000
Income tax expense	6,182,000	9,826,000	22,051,000	24,668,000

Net earnings	$12,120,000	$17,853,000	$40,953,000	$44,820,000

Net earnings per share
Basic	$0.90	$1.35	$3.07	$3.41

Diluted	$0.89	$1.30	$2.99	$3.25

Weighted average shares outstanding
Basic	13,420,000	13,220,000	13,338,000	13,144,000

Diluted	13,657,000	13,684,000	13,698,000	13,796,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net earnings	$12,120,000	$17,853,000	$40,953,000	$44,820,000
Other comprehensive income (loss):
Foreign currency translation adjustments	545,000	668,000	2,271,000	(239,000)
Unrealized gain (loss) on derivative instruments, net of tax	303,000	838,000	934,000	(356,000)

Comprehensive income	$12,968,000	$19,359,000	$44,158,000	$44,225,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$40,953,000	$44,820,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,230,000	9,925,000
Deferred income tax expense (benefit)	4,432,000	(1,275,000)
Stock-based compensation expense	2,193,000	1,932,000
Loss on disposal of fixed assets	1,000	48,000
Changes in operating assets and liabilities:
Trading securities	70,736,000	(40,562,000)
Accounts receivable	(41,744,000)	(23,283,000)
Inventories	(39,153,000)	1,725,000
Prepaid expenses	278,000	835,000
Accounts payable	(4,825,000)	(5,663,000)
Accrued expenses	(1,461,000)	5,163,000
Income taxes	(1,231,000)	15,217,000

Net cash provided by operating activities	42,409,000	8,882,000
Cash flows from investing activities:
Purchases of property and equipment	(13,717,000)	(10,410,000)
Proceeds from the sale of assets	5,000	—

Net cash used in investing activities	(13,712,000)	(10,410,000)
Cash flows from financing activities:
Checks written in excess of bank balances	143,000	—
Proceeds from issuance of common stock	18,000	11,000
Payments for income taxes on net-settled option exercises	(7,626,000)	(6,136,000)
Tax benefit from stock options exercises	7,495,000	6,629,000
Dividends paid	(4,023,000)	—
Repurchase of common stock	(4,772,000)	(5,401,000)

Net cash used in financing activities	(8,765,000)	(4,897,000)
Effect of exchange rate changes on cash and cash equivalents	534,000	(113,000)

Net increase (decrease) in cash and cash equivalents	20,466,000	(6,538,000)
Cash and cash equivalents at beginning of period	35,566,000	24,138,000

Cash and cash equivalents at end of period	$56,032,000	$17,600,000

Supplemental disclosure of cash payments for:
Income taxes	$11,088,000	$8,265,000

Interest	$127,000	$84,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of December 31, 2013, and results of operations for the three-month and nine-month periods ended December 31, 2013 and 2012 and cash flows for the nine-month periods ended December 31, 2013 and 2012. Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2013 is derived from the audited balance sheet as of that date.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

NOTE B–STOCK-BASED COMPENSATION

In August 2013, the Company’s shareholders adopted the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”). Under the 2013 Plan, 1,100,000 shares were available for grant. The 2013 Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards, other stock awards and dividend and dividend equivalents. At December 31, 2013, 1,099,500 shares of common stock remain available for issuance under the 2013 Plan.

In August 2007, the Company’s shareholders adopted the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”, and along with the 2013 Plan, “the Plans”). As of December 31, 2013, 491,395 stock options, 15,700 shares of restricted stock, and 41,435 restricted stock units issued from the 2007 Plan are outstanding and 500 shares of restricted stock from the 2013 plan are outstanding. The terms of the 2007 Plan are substantially identical to those of the 2013 Plan. With the adoption of the 2013 Plan, the Company’s Board of Directors determined no further awards will be granted from the 2007 Plan, of which 944,863 shares were available for grant at December 31, 2013.

Stock Options

Option transactions under the plans during the nine months ended December 31, 2013, are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2013	1,010,650	$17.61
Granted	96,209	42.99
Exercised	(606,393)	15.73
Cancelled	(9,071)	25.68

Outstanding at December 31, 2013	491,395	$24.75	7.77 years	$15,838,000

Exercisable at December 31, 2013	266,345	$17.84	7.37 years	$10,424,000

The aggregate intrinsic value is based on the difference between the exercise price and the Company’s December 31, 2013 common share market value for in-the-money options.

The following tables summarize information concerning currently outstanding and exercisable stock options at December 31, 2013:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$6.26-9.38	7,800	3.03 years	$6.26
9.57-13.84	57,164	6.09 years	10.91
14.68-21.03	238,507	7.38 years	15.99
21.96-27.69	24,000	9.85 years	24.83
33.67-43.79	163,924	8.85 years	43.19

	491,395	7.77 years	$24.75

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted-Average Exercise Price
$6.26-9.38	7,800	$6.26
9.57-13.84	54,826	10.79
14.68-21.03	157,170	16.13
21.96-27.69	24,000	24.83
33.67-43.79	22,549	43.48

	266,345	$17.84

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the statement of operations as general and administrative expense based on their fair value over their requisite service periods. Stock options and restricted stock awards granted under the Plans generally vest ratably over one to three years of service. Stock options have a contractual life of five to ten years and provide for accelerated vesting if there is a change in control, as defined in the Plans. At December 31, 2013, the Company had 1,099,500 shares available for future grant under its stock option plans. Stock options awarded to Directors generally have the same terms and valuation as those awarded to employees of the Company. For stock options issued during the nine months ended December 31, 2013 and December 31, 2012, the following assumptions were used to determine fair value:

	Nine Months Ended December 31, 2013
Assumptions used:	2013	2012
Expected term (in years)	5 years	5 years
Expected volatility	49.0%	47.0%
Risk free interest rate	0.81%	1.30%
Expected dividend	1.0%	1.0%
Fair Value	$17.71	$23.74

At December 31, 2013, the Company had $3,032,000 of unrecognized compensation costs related to non-vested stock options and restricted stock awards that are expected to be recognized over a weighted average period of approximately two years.

For the three months ended December 31, 2013 and 2012, the Company recorded stock-based compensation expense for stock options and restricted stock awards of $272,000 and $402,000, respectively, and for the nine months ended December 31, 2013 and 2012, the Company recorded stock-based compensation expense for stock options and restricted stock awards of $2,193,000 and $1,932,000, respectively, which have been included in general and administrative expenses. The Company’s total stock-based compensation related expense reduced both basic and diluted earnings per share by $0.01 and $0.02 for each of the three months ended December 31, 2013 and 2012, respectively, and by $0.10 and $0.09 for the nine months ended December 31, 2013 and 2012, respectively.

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

Restricted Stock

The 2013 Plan provides for grants of restricted common stock and restricted stock units to executives and key employees of the Company. The restricted common stock and restricted stock units are valued based on the Company’s market value of common stock on the date of grant and the amount of any award is expensed over the requisite service period which approximates two to three years. If grantees are retirement eligible and awards would either fully vest upon retirement or continue to vest after retirement, the full amount of the related expense is recognized upon grant. At December 31, 2013, the Company had 15,700 shares of restricted common stock issued and outstanding and 41,435 unvested restricted stock units outstanding under the 2007 Plan and 500 shares of restricted common stock issued and outstanding under the 2013 Plan. The shares of restricted common stock awarded have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

Compensation expenses associated with restricted stock awards totaled $68,000 and $85,000 for the three months ended December 31, 2013 and 2012, respectively, and $330,000 and $404,000 for the nine months ended December 31, 2013 and 2012, respectively. Compensation expenses associated with restricted stock units totaled $117,000 and $74,000 for the three months ended December 31, 2013 and 2012, respectively, and $521,000 and $407,000 for the nine months ended December 31, 2013 and 2012, respectively. The Company recognizes the expense for grants of restricted stock and restricted stock units on a straight-line basis in the statement of operations as general and administrative expense based on their fair value over their requisite service periods. At December 31, 2013, unamortized compensation expense of restricted stock totaled $435,000 and of restricted stock units totaled $870,000. The unamortized expense as of December 31, 2013 is expected to be recognized over a weighted-average period of 1.3 years for restricted stock and 1.8 years for restricted stock units.

Restricted stock and restricted stock unit award activity under the Plans during the nine months ended December 31, 2013 and 2012 is summarized as follows:

	2013		2012
Restricted Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at March 31,	42,820	$19.33	100,899	$11.61
Awarded	8,000	53.91	8,700	33.73
Vested	(34,120)	15.66	(65,654)	9.42
Forfeited	(500)	41.52	(1,125)	12.45

Non-vested shares at December 31,	16,200	$43.45	42,820	$19.33

	2013		2012
Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at March 31,	41,607	$27.35	39,729	$18.31
Granted	17,976	42.99	14,243	43.79
Vested	(16,931)	23.92	(11,899)	15.77
Forfeited	(1,217)	27.60	—	—

Non-vested shares at December 31,	41,435	$35.53	42,073	$27.65

NOTE C–NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. None of the outstanding options to purchase shares of common stock were excluded from the computation of common share equivalents during the three and nine month periods ended December 31, 2013. Options to purchase 70,470 shares of common stock with a weighted average exercise price of $43.79 outstanding during the three and nine month periods ended December 31, 2012, were excluded from the computation of common share equivalents because they were anti-dilutive as the per share exercise prices exceeded the per share market value.

Weighted average shares outstanding consist of the following for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Weighted average number of common shares outstanding	13,420,000	13,220,000	13,338,000	13,144,000
Dilutive effect of option plan	237,000	464,000	360,000	652,000

Common and potential shares outstanding—diluted	13,657,000	13,684,000	13,698,000	13,796,000

NOTE D–SHORT-TERM INVESTMENTS

Trading securities consisted of $6,504,000 and $77,241,000, invested in various money market funds at December 31, 2013 and March 31, 2013, respectively. All of the trading securities are deemed to be Level 1 investments.

NOTE E–INVENTORIES

Inventories consist of the following:

	December 31, 2013	March 31, 2013
Raw materials and sub-assemblies	$37,617,000	$29,310,000
Finished goods	62,556,000	41,084,000
Parts, garments and accessories	37,016,000	25,995,000

	$137,189,000	$96,389,000

NOTE F–LINE OF CREDIT

The Company entered into a $100,000,000 senior secured revolving credit agreement in November 2013 for documentary and stand-by letters of credit, working capital needs and general corporate purposes, which amended and restated the Company’s prior $60,000,000 senior secured revolving credit agreement. This agreement is scheduled to expire in November 2017. Under the agreement, the Company may borrow up to $100,000,000 during May through November and up to $50,000,000 during all other months of the fiscal year. Borrowings under the line of credit bear interest at the greater of the following rates: the prime rate plus 0.75%, the federal funds rate plus 0.50% or LIBOR for a 30 day interest period plus 1.00%. As of December 31, 2013, the effective rate was 4.00%. All borrowings are collateralized by substantially all of the Company’s assets, including all real estate, accounts receivable and inventory. No borrowings from the line of credit were outstanding at December 31, 2013 and March 31, 2013. The outstanding letters of credit balances were $4,074,000 at December 31, 2013 and 2012, and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the terms of the credit agreement as of December 31, 2013. Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement.

NOTE G–ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2013	March 31, 2013
Marketing	$9,628,000	$11,971,000
Compensation	9,052,000	10,682,000
Warranties	22,019,000	18,709,000
Insurance	6,945,000	9,254,000
Other	6,808,000	5,120,000

	$54,452,000	$55,736,000

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

	2013	2012
Balance at beginning of period	$18,709,000	$18,521,000
Warranty provision	12,369,000	14,659,000
Warranty claim payments	(9,059,000)	(11,587,000)

Balance at end of period	$22,019,000	$21,593,000

NOTE I–SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

During the nine months ended December 31, 2013 and 2012, the Company invested $4,772,000 and $5,401,000, respectively, to repurchase and cancel 95,618 and 149,424 shares of common stock, respectively, pursuant to the Board of Directors’ prior share repurchase program authorizations. At December 31, 2013 and 2012, the Company has remaining authorization to repurchase up to $25,499,000 and $271,000 of its common stock, or approximately 448,000 and 8,100 shares based on the per share closing price of $56.98 and $33.39 as of December 31, 2013 and 2012, respectively.

Additional Paid-in-Capital

The components of the changes in additional paid-in-capital during the following periods were as follows:

	Nine Months Ended December 31,
	2013	2012
Balance at beginning of period	$10,945,000	$13,233,000
Proceeds from issuance of common stock	18,000	11,000
Payment for income taxes on net-settled option exercises	(7,629,000)	(6,138,000)
Tax benefits from stock options exercised	7,495,000	6,629,000
Repurchase of common stock	(4,771,000)	(5,399,000)
Stock-based compensation expense	2,193,000	1,932,000

Balance at end of period	$8,251,000	$10,268,000

Accumulated Other Comprehensive Income (Loss)

The components of the changes in accumulated other comprehensive income (loss) during the following periods were as follows:

	Nine Months Ended December 31,
	2013	2012
Balance at beginning of period	$(4,166,000)	$(2,708,000)
Unrealized gain (loss) on derivative instruments, net of tax	934,000	(356,000)
Foreign currency translation adjustment	2,271,000	(239,000)

Balance at end of period	$(961,000)	$(3,303,000)

Retained Earnings

The components of the changes in retained earnings during the following periods were as follows:

	Nine Months Ended December 31,
	2013	2012
Balance at beginning of period	$167,561,000	$127,816,000
Net earnings	40,953,000	44,820,000
Dividends paid	(4,023,000)	—

Balance at end of period	$204,491,000	$172,636,000

NOTE J–COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide the Company’s North American dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At December 31, 2013, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $76,224,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material. The financing agreements also have loss sharing provisions should any dealer default, whereby the Company shares certain losses with the finance companies. The maximum liability to the Company under these provisions is approximately $1,900,000 at December 31, 2013.

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

NOTE K–FAIR VALUE MEASUREMENTS

As of December 31, 2013, we have notional Canadian dollar denominated cash flow hedges of approximately $37,612,000 (USD) with a weighted average contract exchange rate of 97.69 USD to CAD. The Company’s foreign currency contract fair value was an asset totaling $1,442,000 and considered a Level 2 measurement. As of March 31, 2013, the Company’s foreign currency contract fair value was a liability totaling $41,000 and considered a Level 2 measurement. See Note L for additional information regarding the Company’s Derivative Instruments and Hedging Activities.

NOTE L–DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

At December 31, 2013, the Company had the following open foreign currency contracts:

Foreign Currency	Notional Amounts (in US Dollars)	Net Unrealized Gain (Loss)
Canadian Dollar	$37,612,000	$1,442,000

These contracts, with maturities through March 31, 2014, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive income in shareholders’ equity.

The table below summarizes the carrying values of derivative instruments as of December 31, 2013 and March 31, 2013:

	Carrying Values of Derivative Instruments as of December 31, 2013
Derivatives designated as hedging instruments	Fair Value Assets	Fair Value (Liabilities)	Derivative Net Carrying Value
Foreign exchange contracts (1)	$1,442,000	$—	$1,442,000

	Carrying Values of Derivative Instruments as of March 31, 2013
Derivatives designated as hedging instruments	Fair Value Assets	Fair Value (Liabilities)	Derivative Net Carrying Value
Foreign exchange contracts (1)	—	$41,000	$(41,000)

(1)	Assets are included in Accounts Receivable and liabilities are included in Accounts Payable on the accompanying consolidated balance sheets.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into the income statement in the same period during which the hedged transaction affects the income statement. Gains and losses on the derivative representing hedge ineffectiveness are recognized in the current income statement. The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in accumulated other comprehensive income for the three and nine months ended December 31, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Foreign currency contracts	$303,000	$838,000	$934,000	$(356,000)

See Note I for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive income into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and nine month periods ended December 31, 2013 and 2012.

NOTE M–SEGMENT REPORTING

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net sales
Snowmobile & ATV units	$196,295,000	$191,986,000	$503,285,000	$481,213,000
Parts, garments, & accessories	29,495,000	26,030,000	81,798,000	77,144,000

Total net sales	225,790,000	218,016,000	585,083,000	558,357,000

Cost of goods sold
Snowmobile & ATV units	166,994,000	150,177,000	402,650,000	371,733,000
Parts, garments, & accessories	18,583,000	17,041,000	51,386,000	49,317,000

Total cost of goods sold	185,577,000	167,218,000	454,036,000	421,050,000
Gross profit
Snowmobile & ATV units	29,301,000	41,809,000	100,635,000	109,480,000
Parts, garments, & accessories	10,912,000	8,989,000	30,412,000	27,827,000

Total gross profit	$40,213,000	$50,798,000	$131,047,000	$137,307,000

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net sales by product line
Snowmobile units	$118,061,000	$122,425,000	$276,060,000	$269,011,000
ATV units	78,234,000	69,561,000	227,225,000	212,202,000
Parts, garments, & accessories	29,495,000	26,030,000	81,798,000	77,144,000

Total net sales	$225,790,000	$218,016,000	$585,083,000	$558,357,000

Sales by geographic region were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net sales by geography
United States	$151,966,000	$112,944,000	$319,355,000	$275,449,000
Canada	49,684,000	73,184,000	173,851,000	181,186,000
Europe and other	24,140,000	31,888,000	91,877,000	101,722,000

Total net sales	$225,790,000	$218,016,000	$585,083,000	$558,357,000

The Company has identifiable long-lived assets with total carrying values of approximately $843,000 and $1,533,000 at December 31, 2013 and March 31, 2013, respectively, outside the United States in Canada and Europe.

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

Executive Overview

The following discussion pertains to our results of operations and financial position for the quarter and nine-month period ended December 31, 2013. Due to the seasonality of the snowmobile, ATV and PG&A businesses, and due to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the full year.

For the third quarter ended December 31, 2013, we reported net sales of $225.8 million and net earnings of $12.1 million, or $0.89 per diluted share, compared to third quarter ended December 31, 2012 net sales of $218.0 million and net earnings of $17.9 million, or $1.30 per diluted share. We reported revenue growth in the third quarter that met our expectations, as we achieved double-digit sales gains in our ATV/side-by-side and our parts, garments and accessories businesses. We did see our Canadian sales decrease by 32.1% in the third quarter, primarily due to lower snowmobile shipments, however this was timing related as year-to-date Canadian sales are down only 4.0%. As we stated last quarter, however, we expected the second half of our fiscal year to be challenging. Profitability in the 2014 third quarter was reduced, chiefly due to anticipated lower gross margins on snowmobile models built for Yamaha, as part of our new partnership this year, and ATV product mix. The Yamaha gross margin impact was primarily absorbed in the fiscal 2014 third quarter compared to record earnings in the prior-year third quarter.

For the nine months ended December 31, 2013, we reported net sales of $585.1 million and net earnings of $41.0 million, or $2.99 per diluted share, compared to net sales of $558.4 million and net earnings of $44.8 million, or $3.25 per diluted share, for the same period last year. We are expecting strong fourth-quarter sales and earnings compared to the fourth quarter last year driven by the launch of our new WildcatTM Trail model. Additionally, we continue to focus on operational excellence and cost controls to maximize our efficiency.

Our snowmobile sales in the fiscal 2014 third quarter decreased 3.5% to $118.1 million, down from $122.4 million in the prior-year third quarter. We remain pleased with consumers’ retail response to our 2014 model year snowmobile line-up and engine choices. Year-to-date, we have gained the most market share in the industry and lowered dealer inventory by 14%, which positions us well for future snowmobile sales. For the 2014 model year, Arctic Cat launched 10 new snowmobile models, including the all-new ZR 6000 El Tigre performance sled, and new snowmobile engine options from Arctic Cat and Yamaha through an engine supply agreement. Arctic Cat’s first designed and built snowmobile engine – the 6000 C-TEC2 – is a powerful, lightweight and fuel efficient 2-stroke that enables the Company to enter the large 600cc snowmobile market segment that now accounts for 18% of the snowmobile industry. We are committed to investing in research and development in order to remain an industry innovation leader. We expect fiscal 2014 North American industry retail snowmobile sales to continue their growth and expect the market to grow between 5 to 8%.

Our ATV/side-by-side sales for the third quarter increased 12.4% to $78.2 million versus $69.6 million in the prior-year quarter, led by strong contributions from our Wildcat X and the four-seat Wildcat 4X pure sport side-by-side vehicles. We expect fiscal 2014 North American core ATV industry retail sales will grow up to 5%, and the side-by-side industry will continue to show strong growth in the 15 to 25% range.

Third quarter PG&A sales increased 13.5% to $29.5 million versus $26.0 million in the prior-year quarter. Contributing to the increased sales were strong sales of snow-related parts and accessories, due to favorable winter snowmobile riding conditions and Arctic Cat’s expanded line of side-by-sides, which led to higher sales of side-by-side accessories. Arctic Cat continues to expect its PG&A business to grow in fiscal 2014 through the expansion of its Wildcat accessories and continued growth of the parts business.

For the fiscal year ending March 31, 2014, we are lowering our sales and earnings guidance due to a less rich ATV/side-by-side product mix and a weaker Canadian dollar. We now estimate full-year net earnings to be in the range of $2.90 to $3.00 per diluted share on anticipated sales in the range of $740 million to $750 million. Previously, the Company estimated full-year earnings in the range of $3.27 to $3.37 per diluted share on sales in the range of $754 million to $768 million.

Results of Operations

Product Line Sales

	Three Months Ended December 31,					Nine Months Ended December 31,
($ in millions)	2013	Percent of Net Sales	2012	Percent of Net Sales	Change 2013 vs. 2012	2013	Percent of Net Sales	2012	Percent of Net Sales	Change 2013 vs. 2012
Snowmobile	$118.1	52.3%	$122.4	56.2%	(3.5)%	$276.1	47.2%	$269.0	48.2%	2.6%
ATV	78.2	34.6%	69.6	31.9%	12.4%	227.2	38.8%	212.2	38.0%	7.1%
PG&A	29.5	13.1%	26.0	11.9%	13.5%	81.8	14.0%	77.2	13.8%	6.0%

Net Sales	$225.8	100.0%	$218.0	100.0%	3.6%	$585.1	100.0%	$558.4	100.0%	4.8%

During the third quarter of fiscal 2014, net sales increased 3.6% to $225.8 million from $218.0 million in the third quarter of fiscal 2013 due to sales increases for ATV/side-by-side and PG&A businesses. Snowmobile unit volume increased 9.6% and; net sales decreased 3.5% due to anticipated lower selling prices on snowmobile models built for Yamaha and a weaker Canadian dollar. ATV unit volume increased 7.4% and; net sales increased 12.4%, and PG&A sales increased $3.5 million or 13.5%. PG&A sales increases were driven by snow related parts, garments and accessories and side-by-side accessory sales. Net sales for the nine months ended December 31, 2013 increased 4.8% to $585.1 million from $558.4 million for the same period in fiscal 2013. Snowmobile unit volume increased 10.3% and; net sales increased 2.6% due to anticipated lower selling prices on snowmobile models built for Yamaha and a weaker Canadian dollar. ATV unit volume increased 4.4% and; net sales increased 7.1%, and PG&A sales increased $4.6 million. The increase in snowmobile unit volume was driven by Yamaha produced snowmobiles in third quarter shipments. Increased ATV unit volume for the quarter resulted from shipments of Wildcat and core ATV vehicles.

Cost of Goods Sold

	Three Months Ended December 31,					Nine Months Ended December 31,
($ in millions)	2013	Percent of Net Sales	2012	Percent of Net Sales	Change 2013 vs. 2012	2013	Percent of Net Sales	2012	Percent of Net Sales	Change 2013 vs. 2012
Snowmobile & ATV units	$167.0	74.0%	$150.2	68.9%	11.2%	$402.6	68.8%	$371.7	66.6%	8.3%
PG&A	18.6	8.2%	17.0	7.8%	9.4%	51.4	8.8%	49.3	8.8%	4.3%

Total Cost of Goods Sold	$185.6	82.2%	$167.2	76.7%	11.0%	$454.0	77.6%	$421.0	75.4%	7.8%

During the third quarter of fiscal 2014, cost of sales increased 11.0% to $185.6 million from $167.2 million for the third quarter of fiscal 2013. Fiscal 2014 snowmobile and ATV unit cost of sales increased 11.2% to $167.0 million from $150.2 million, which was directionally in line with increases in unit sales during the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. The third quarter of fiscal 2014 cost of sales for PG&A increased 9.4% to $18.6 million from $17.0 million for the third quarter of fiscal 2013 due to increased sales. During the first nine months of fiscal 2014, cost of sales increased 7.8% to $454.0 million from $421.0 million for the first nine months of fiscal 2013. Fiscal 2014 snowmobile and ATV unit cost of sales for the first nine months increased 8.3% to $402.6 million, which was directionally in line with sales increases for the nine months of fiscal 2014 compared to the same period of fiscal 2013. The first nine months of fiscal 2014 cost of sales for PG&A increased 4.3% to $51.4 million compared to $49.3 million for fiscal 2013 due to increased sales offset by decreased freight and product costs and a richer sales mix.

Gross Profit

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in millions)	2013	2012	Change 2013 vs. 2012	2013	2012	Change 2013 vs. 2012
Gross Profit Dollars	$40.2	$50.8	(20.9)%	$131.1	$137.3	(4.5)%
Percentage of Net Sales	17.8%	23.3%	(5.5)%	22.4%	24.6%	(2.2)%

Gross profit decreased 20.9% to $40.2 million in the third quarter of fiscal 2014 from $50.8 million in the third quarter of fiscal 2013. The gross profit percentage for the third quarter of fiscal 2014 decreased to 17.8% versus 23.3% in fiscal 2013. Gross profit decreased 4.5% to $131.1 million in the first nine months of fiscal 2014 from $137.3 million in the first nine months of fiscal 2013. The gross profit percentage for the first nine months of fiscal 2014 decreased to 22.4% versus 24.6% in fiscal 2014. The decreases in the third quarter and year-to-date fiscal 2014 gross profit percentages were primarily due to anticipated lower gross margins on snowmobile models built for Yamaha, product mix, and a weaker Canadian dollar.

Operating Expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in millions)	2013	2012	Change 2013 vs. 2012	2013	2012	Change 2013 vs. 2012
Selling & Marketing	$9.7	$10.0	(3.0)%	$28.8	$28.9	(0.3)%
Research & Development	5.7	5.1	11.8%	17.3	14.4	20.1%
General & Administrative	6.4	8.0	(20.0)%	21.8	24.5	(11.0)%

Total Operating Expenses	$21.8	$23.1	(5.6)%	$67.9	$67.8	0.1%

Percentage of Net Sales	9.7%	10.6%		11.6%	12.1%

Selling and Marketing expenses decreased 3.0% to $9.7 million in the third quarter of fiscal 2014 from $10.0 million in the third quarter of fiscal 2013. Research and Development expenses increased 11.8% to $5.7 million in the third quarter of fiscal 2014 compared to $5.1 million in the third quarter of fiscal 2013 primarily due to higher product development expenses. General and Administrative expenses decreased 20.0% to $6.4 million in the third quarter of fiscal 2014 from $8.0 million in the third quarter of fiscal 2013 primarily due to the Canadian hedge benefit and a $0.6 million reduction in our bad debt reserve. Selling and Marketing expenses decreased 0.3% to $28.8 million in the first nine months of fiscal 2013 from $28.9 million in the same period of fiscal 2013. Research and Development expenses increased 20.1% to $17.3 million in the first nine months of fiscal 2014 compared to $14.4 million in the same period of the fiscal 2013 primarily due to higher product development expenses. General and Administrative expenses decreased 11.0% to $21.8 million in the first nine months of fiscal 2014 from $24.5 million in the same period of fiscal 2013 primarily due to the Canadian hedge benefit and a $1.2 million reduction in our bad debt reserve.

Other Income / Expense

We had $6,000 in interest income in the third quarter of fiscal 2014 compared to $10,000 in the third quarter of fiscal 2013. Interest expense increased to $96,000 in the third quarter of fiscal 2014 from $2,000 in the third quarter of fiscal 2013. Interest income decreased to $22,000 in the first nine months of fiscal 2014 from $27,000 in the same period of fiscal 2013. Interest expense increased to $136,000 in the first nine months of fiscal 2014 from $84,000 in the same period of fiscal 2013. Interest expense was higher due to increased borrowing levels due primarily to higher average inventory levels during the first nine months of fiscal 2014.

Liquidity and Capital Resources

The seasonality of our snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production and commencement of shipments late in the first quarter create significant fluctuations in our working capital requirements. Historically, we have financed our working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Our cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when our snowmobile and ATV production cycles begin in the spring. Accounts receivable increased to $74.1 million at December 31, 2013 from $50.8 million at December 31, 2012 primarily due to increased receivables related to snowmobiles supplied to Yamaha and timing of ATV/side-by-side shipments. The accounts receivable balance at March 31, 2013 was $30.3 million. Inventory increased to $137.2 million at December 31, 2013 from $97.0 million at December 31, 2012 primarily due to increased ATV/side-by-side and PG&A inventory to support expected fourth quarter sales. Inventory was $96.4 million at March 31, 2013. The increases in our accounts receivable and inventory balances as of December 31, 2013 compared to March 31, 2013 are due to the seasonality of our snowmobile, ATV and PG&A businesses as well as the items discussed above. During the nine months ended December 31, 2013, we repurchased 95,618 shares of our common stock at a total cost of $4.8 million under the share repurchase program previously approved by the Board of Directors in May 2013, and we repurchased an additional 324,225 shares of our common stock at a total cost of $17.1 million for the exercise and related income taxes for net-settled stock options. Cash and short-term investments were $62.5 million and $96.6 million at December 31, 2013 and 2012, respectively, and $112.8 million at March 31, 2013. Cash and short-term investments decreased from March 31, 2013, due to the seasonality of our business. Our investment objectives are first, safety of principal, and second, rate of return. No short-term bank borrowings were outstanding at December 31, 2013 and 2012 and March 31, 2013.

We believe current available cash and cash generated from operations together with working capital financing through our available line of credit will provide sufficient funds to finance operations on a short and long-term basis.

Line of Credit

We entered into a $100,000,000 senior secured revolving credit agreement in November 2013 for documentary and stand-by letters of credit, working capital needs and general corporate purposes, which amended and restated our prior $60,000,000 senior secured revolving credit agreement. We may borrow up to $100,000,000 during May through November and up to $50,000,000 during all other months of the fiscal year. We were in compliance with the terms of the credit agreement as of December 31, 2013. See note F of the notes to condensed consolidated financial statements herein for further discussion.

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

Certain Information Concerning Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2013. As of December 31, 2013, we have notional Canadian dollar denominated cash flow hedges of approximately $37,612,000 (USD) with a weighted average contract exchange rate of 97.69 USD to CAD. The fair values of the Canadian dollar contracts at December 31, 2013 represent an unrealized gain of $1,442,000. A ten percent fluctuation in the currency rates as of December 31, 2013 would have resulted in a change in the fair value of the Canadian dollar hedge contracts of approximately $3,761,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2013. Based on management’s identification of the previously reported deficiencies in internal control over financial reporting that it considers to be a material weakness, management has concluded that disclosure controls and procedures were not effective at December 31, 2013. Steps being undertaken to remediate these deficiencies are discussed below. We expect the material weakness to be fully remediated and testing to be completed to confirm elimination of the material weakness as of the end of this fiscal year.

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

Segregation of Duties: We did not maintain effective internal controls over the information technology environment that would enforce appropriate segregation of duties. Specifically, security access controls within our financial reporting application did not appropriately restrict access based on job responsibilities. We are improving the segregation of duties with the combination of increasing finance personnel, if or where appropriate, and reassigning certain responsibilities within the group. We brought in external experts to assess and improve our financial application security roles to optimize appropriate segregation of duties.

Review Procedures: Our internal controls over journal entries were not designed effectively enough to provide reasonable assurance that the entries were appropriately recorded and reviewed for precision, accuracy and completeness for key accounts and disclosures. We will install information technology controls related to dual journal entry approval. In addition we redesigned processes and controls to ensure a more precise review is performed for manual journal entries and reconciliations, where appropriate, relating to critical calculations and estimates.

Risk Assessment and Control Monitoring: We hired an independent internal audit firm to assist us in strengthening our internal controls in the risk assessment area, as well as internal control policy and to review areas and provide additional assurance that effective internal control monitoring is in place.

The planned changes in the Company’s internal control noted above began during the Company’s fiscal quarter ended June 30, 2013 and continued during the fiscal quarter ended December 31, 2013. To date we have made progress in resolving this material weakness and believe that this will be resolved by the end of the fiscal year.

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Company Equity Securities

On May 15, 2013, the Company’s Board of Directors approved a $30,000,000 common stock share repurchase program. The share repurchase program does not have an expiration date. The following table presents the total number of shares repurchased during the third quarter of fiscal 2014 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program as of the end of the third quarter of fiscal 2014:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1, 2013 – October 31, 2013	36,559	$50.32	36,559	486,623
November 1, 2013 – November 30, 2013	0	—	0	453,156
December 1, 2013 – December 31, 2013	0	—	0	447,509

Total	36,559	$50.32	36,559	447,509

(1)	The Maximum Number of Shares that May Yet Be Purchased for the periods represents the number of shares purchasable at the closing price of the Company’s common stock on the last day of the month under the share repurchase program.
(2)	All shares purchased were under the share repurchase program.

We have historically purchased our common stock primarily to offset the dilution created by employee stock option exercises and because the Board of Directors believes investment in our common stock is a good use of our excess cash.

Item 6. Exhibits

Exhibit Number	Description

3 (a)	Amended and Restated Articles of Incorporation of the Company	(1)

3 (b)	Amended and Restated By-Laws of the Company	(2)

4 (a)	Form of specimen common stock certificate	(3)

10.1	Amended and Restated Loan and Security Agreement, dated as of November 8, 2013, among the Company, certain financial institutions as lenders and Bank of America, N.A., as lender and administrative agent for the lenders.	(4)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(5)

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(5)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(5)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(5)

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended December 31, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.	(5)

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 16, 2013.
(3)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement. (File Number 33-34984)
(4)	Incorporated herein by reference to the Company’s Current Report on form 8-K filed November 15, 2013.
(5)	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date: February 6, 2014	By	/s/ Claude J. Jordan
Claude J. Jordan
Chief Executive Officer

Date: February 6, 2014	By	/s/ Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer