Form 10-K
period 2014-03-31
ARCTIC CAT INC
filed 2014-05-30
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended March 31, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from             to

Commission File Number: 0-18607

ARCTIC CAT INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Highway 169 North, Suite 1000 Plymouth, Minnesota	55441
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(763) 354-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately: $738,464,727.

At May 21, 2014, the registrant had 12,896,873 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held on August 7, 2014 are incorporated by reference into Part III of this Form 10-K.

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

Industry Background

Snowmobiles—The snowmobile, developed in the 1950s, was originally intended to be used as a utility vehicle, but today the overwhelming majority of the industry’s sales are for recreational use. Between the late 1950s and early 1970s, the industry expanded dramatically, reaching a peak of over 100 manufacturers and a high of nearly 495,000 units sold to retail customers in North America in 1971. Today the industry has consolidated to four major participants: Arctic Cat, Bombardier Recreational Products Inc. (“BRP”), Polaris Industries Inc. (“Polaris”) and Yamaha Motor Co., Ltd. (“Yamaha”). We believe there are currently more significant barriers to entry into the snowmobile market than existed in the 1970s. These barriers include increased brand loyalty, long-standing dealer and distributor networks and relationships, emission and safety regulations, four-stroke engine development costs, manufacturing and engineering expertise and higher initial start-up costs. Industry-wide snowmobile sales to retail customers in North America were approximately 102,763 units for the 2014 model year.

ATVs—The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. The most popular ATV use is general recreation, followed by farming/ranching, hunting/fishing, hauling/towing, transportation, and commercial use. From 1970 to 1986, the number of ATVs sold in the United States continued to grow until reaching an initial peak of 535,000 units in 1986. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 147,000 units. From 1991 to 2004, sales of ATVs by Arctic Cat and its major competitors grew to 814,000 units; however, ATV sales declined each year from 2005 to 2011, primarily driven by overall weak economic conditions and the shift to side-by-side vehicles. In 2012, the industry started to turn around and experienced its first increase in industry sales, with the industry increasing by 2.6%. For the 2013 calendar year, industry-wide sales were 279,858 units in the North America, up 0.3%, for its 2nd straight increase in year-over-year retail sales. ATVs are sold in numerous markets including the United States, Canada, Europe, Russia, Australia, Middle East and Latin America. Major competitors in the industry include Yamaha, BRP, Polaris, Honda Motor Co., Ltd. (“Honda”), Kawasaki Motors Corp. (“Kawasaki”) and Suzuki Motor Corporation (“Suzuki”). In addition to these companies, multiple other companies, including numerous Chinese and Taiwanese manufacturers, sell ATVs.

Side-by-Side Recreational Off-highway Vehicles (“side-by-sides” or “ROVs”)—ROVs are multiple passenger off-highway all-terrain vehicles and, like ATVs, are used for general recreation, farming/ranching, hunting/fishing, hauling/towing, transportation, commercial and military use. We estimate that calendar year 2013industry side-by-side vehicle retail sales in the United States were 237,910 units, up 11% from the previous year. The main competitors for our side-by-side vehicles are Yamaha, BRP, Polaris, Kawasaki, Kubota, Deere & Company (“Deere”) and Honda.

Products

Snowmobiles—We produce a full line of snowmobiles, consisting of 60 models, marketed under the Arctic Cat brand name and designed to satisfy most market segments. The 2014Arctic Cat models carry suggested U.S.

retail prices ranging from $7,299 to $15,649, excluding a youth model which is sold at a suggested U.S. retail price of $2,699. Arctic Cat snowmobiles are sold in the United States, Canada, Scandinavia, Russia and other international markets.

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

Awards—In the 2014 model year, more than 80% of our snowmobile sales were from models or model variations not available three years earlier. Some recent examples of the success of our new products include the following: SnowTrax Television and Supertrax Magazine Real World Sled of the year – 2014 ZR 6000 El Tigre; Sledhead 24-7 Television Editors Choice – 2014 ZR 6000 El Tigre; snowmobile.com Best Fun Snowmobile – 2014 ZR 70000 SP, Best Utility – 2014 Bearcat GS, Most Improved Mountain – 2014 M8 Sno Pro 153, Deep Powder Crossover Sled of the Year – 2014 XF 8000 High Country, 4-stroke Mountain Sled of the Year – M 9000 Sno Pro; and American Snowmobiler Magazine Best of Best Editors Choice – 2014 XF 7000 Snow Pro, Best of the Best Most Improved Mountain – 2014 M 8000 Sno Pro, Best of the Best 4-stroke – 2014 ZR 7000 LXR, Best of the Best Crossover – 2014 XF Cross Tour 9000, Best of the Best Engine – 6000-Series C-TEC2.

Team Arctic Racers upheld Arctic Cat’s racing tradition in Fiscal 2014. Tucker Hibbert became the winningest rider in snocross history on January 3, 2014 in Shakopee, Minnesota by surpassing Blair Morgan’s long-standing Pro National win record. He won his seventh-consecutive snocross gold medal at Winter X Games Aspen, won 15 of the 17 ISOC National Snocross Pro Open main events to clinch his eighth national snocross championship and was voted ISOC’s Fan Favorite Snocross Racer of the Year.

Team Arctic’s contingent of USXC cross-country racers led all other OEMs in the season championship point’s war, taking the title in 16 classes including eight podium sweeps and 42 out of 60 championship podium positions. Zach Herfindahl capped his remarkable sophomore season in the Pro class by winning the Pro Stock championship and taking a close second in the Pro Open chase. Jolene Bute won yet another Women’s class championship. Jon Arneson captured three class championships, including the tough-fought Semi Pro Stock and all-new Super Stock classes.

For the last three fiscal years ended 2014, 2013 and 2012, snowmobiles accounted for 39%, 39% and 43%, respectively, of our net sales.

ATVs—In December 1995, we introduced our first ATV. Since that time, our line has grown to 22 models. Features like fully independent front and rear suspensions, hydraulic disc brakes, hi-low range transmission, long travel suspension with high ground clearance, Speed Point accessory system, automatic transmissions, selectable 2WD/4WD shaft drive, locking differentials, EFI, a large fuel tank, and electronic power steering, all make our ATVs consumer friendly. We also have special two rider models that provide a proper alternative for customers that want to ride double on an ATV. In 2007, we introduced the industry’s first diesel ATV, capable of using biodiesel fuels and in 2008 we introduced the Thundercat 1000, the ATV with the largest displacement engine in the industry. We launched our new value line-up of ATVs in 2011 which included the 350 4X4 automatic and the 425 EFI 4X4 automatic. For model year 2013, we launched a new range of value models which included a 400 4X4 automatic ATV, 450 EFI 4X4 automatic ATV, 500 EFI 4X4 automatic ATV, 400 4X4 automatic TRV and 500 EFI 4X4 automatic TRV. For model year 2014, we launched 2 new value models including a new 500 EFI 4X4 automatic and a new TRV 500 4X4 automatic. The model year 2014 Arctic Cat ATV carry suggested U.S. retail prices ranging from $4,299 to $14,399, excluding youth models which are sold at suggested U.S. retail prices ranging from $2,699 to $3,599.

Side-by-Side Recreational Off-highway Vehicles (“side-by-sides” or “ROVs”)—We introduced our new Prowler utility side-by-side vehicle into the utility segment in 2006. The Prowler is configured with a variety of different engines that range in size from 550cc to 1000cc that are manufactured by us, and also includes a rear cargo box, dual bucket seats as well as our renowned long travel suspension and ride characteristics. In 2011, we launched our first heavy duty utility side-by-side vehicle, the Prowler HDX, with an extended chassis, extra-large cargo box, bench seating and electronic power steering standard. In fiscal 2012, we introduced the all-new Wildcat 1000 sport model ROV. This model is aimed at a rapidly growing segment of the ROV market where consumers are seeking a side-by-side designed vehicle that offers comfort & handling in rough off-highway terrain. In fiscal 2013, we expanded our Wildcat line-up to include a Wildcat 1000 Limited with factory installed accessories, a Wildcat 4 1000 which allows for seating of 4 full sized adults and a Wildcat X 1000 which increases the horse power to +90. In fiscal 2014, we further expanded the Wildcat line-up to include a Wildcat X 1000 Limited, Wildcat 4X 1000 and Wildcat 4X 1000 Limited, all with the high horsepower X engine. We also launched a narrower 50-inch wide, trail-legal platform that allows riders access to authorized ATV trails. In addition to its trail legal capabilities, the Wildcat Trail also offers industry-leading horsepower and suspension, coupled with the lowest price in the 50-plus horsepower segment. We also expanded our HDX utility line-up to include a Prowler HDX 500, which has many of the same features as the Prowler 700 HDX, only with a smaller engine. Currently, we offer a total of seventeen models with retail prices between $10,999 and $23,699. Side-by-side/ROV sales are included with ATV sales for financial reporting purposes.

Awards—We believe our ATVs and ROVs are recognized for their power, durability, utility, suspension and style. In 2010 and 2011 Dirt Trax Magazine named the Arctic Cat 450 4x4 Best-In-Class. Dirt Trax Television named the XC450 4x4 Best Crossover for 2011. ATV Action in May 2011 recognized the Arctic Cat 350 4x4 for “Big 4x4 Performance in a Mid-Size Package at a Small Price.” In December 2012, Dirt Trax magazine awarded the Wildcat 1000 the winner as the Best Extreme Performance side-by-side and also awarded the Prowler 700 HDX the Best Utility side-by-side. In January 2013 ATV & SxS Illustrated named the Prowler 700 HDX the Best Heavy Duty Side-by-Side and stated “Arctic Cat’s Prowler 700 HDX is Cat’s do-it-all machine for the hard working and hard playing crowd.” In September 2013, Dirt Trax Magazine named the Arctic Cat 500 the shoot-out winner over the Can-Am 500 and the Kymco 500.

For the last three fiscal years ended 2014, 2013, and 2012, ATVs and ROVs collectively accounted for 45%, 45%, and 39%, respectively, of our net sales.

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

Parts, Garments and Accessories—We are the exclusive provider of genuine Arctic Cat Snowmobile, ATV and ROV parts, garments and accessories. Replacement parts for all of our current and noncurrent models of Snowmobiles, ATVs and ROVs are an important part of our product mix along with maintenance supplies such as oil and fuel additives. We also sell a broad array of accessories such as bumpers, cabs, luggage racks, lights, snow plows, backrests, windshields, wheels, track systems and winch kits that consumers buy to increase their comfort factor, shorten their task or personalize their ride. We recently launched a new line of accessories specifically created for the new Wildcat Trail. During fiscal 2014, we added new accessory options for this exciting new vehicle. In addition to genuine Arctic Cat parts and accessories, we sell market leading brands in various categories such as Fox Float shocks, Speed point attachments and BCA Float Avalanche Airbags.

We offer a full range of snowmobile garments for adults and children under the “Arcticwear” brand. Jackets, coats, pants and casual sportswear items are produced and sold in a wide variety of styles and sizes combining fashion with function. The Arcticwear line of clothing encompasses wearables designed to keep the rider warm and dry during the most demanding snowmobile conditions (insulated outerwear, hats, mittens, helmets, boots) and comfortable relaxing after the ride (sweatshirts, T-shirts, casual wear). The snowmobile garment line includes multiple options with varying levels of performance (insulation warmth, waterproofing, breathability)—to answer consumers’ needs across a broad range of weather conditions.

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

For ATV and ROV riders, we manufacture and sell garments under the “Arcticwear ATV Gear” label. This line of clothing is geared toward function and comfort and includes suits, jackets, gloves, helmets, gear bags, sweatshirts, T-shirts and hats. The trend to “wear what you ride” continues to be much stronger with snowmobile consumers than with ATV and ROV consumers. We continue to successfully expand our ATV and ROV clothing lines with more performance-geared clothing to provide more rider comfort.

For the last three fiscal years ended 2014, 2013 and 2012, parts, garments and accessories accounted for 16%, 16% and 18%, respectively, of our net sales.

Manufacturing, Engineering and Research and Development

Arctic Cat snowmobiles, ROVs and most ATVs are manufactured at our facilities in Thief River Falls, Minnesota. A Taiwanese company manufactures our 90cc to 450cc ATVs according to our specifications, and we have strategically identified specific core manufacturing competencies for vertical integration and have chosen outside suppliers to provide other parts. We have developed relationships with selected high quality suppliers in order to obtain access to particular capabilities and technologies outside the scope of our expertise. We often design component parts in cooperation with our suppliers, contract with them for the development of tooling, and then enter into agreements with these suppliers to purchase component parts manufactured utilizing the tooling. In our vertically integrated operations, we manufacture foam seats and machine, weld, and paint other components and then complete the total assembly of most of our products at our facilities in Thief River Falls, Minnesota. Manufacturing operations include robotics as well as digital and computer automated equipment to speed production, reduce costs and improve the quality, fit and finish of every product.

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

We have expanded our snowmobile engine design capabilities and work with a variety of suppliers for various engine component parts. In February 2013, we announced an engine supply agreement with Yamaha through which we purchase select Yamaha 4-stroke engines. The first engine we received is a 135 horse power 4-stroke engine and was used in our new model year 2014 snowmobiles. We also announced our first snowmobile engine that we will manufacture in our St. Cloud, Minnesota facility. This engine is a 600cc 2-stroke engine and was produced for model year 2014. In addition to purchasing Yamaha engines, we also reached an agreement to build select 4-stroke Yamaha snowmobiles using Yamaha engines. These snowmobiles are built in our Thief River Falls, Minnesota facility and started production during fiscal year 2014.

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

We are committed to an ongoing engineering and research and development program dedicated to innovation and to continued improvements in the quality and performance of our products as well as new product introduction. We currently employ 160 individuals in the design and development of new and existing products, with an additional 23 individuals directly involved in the testing of snowmobiles, ATVs and ROVs in normal and extraordinary conditions. In addition, these units are tested in conditions and locations similar to those in which they are used. We use computer aided design and manufacturing systems to shorten the time between initial concept and final production. For the fiscal years ended 2014, 2013 and 2012, we spent approximately $23,998,000, $20,693,000 and $17,862,000, respectively, on engineering, research and development. In addition, utilizing their particular expertise, our suppliers regularly test and apply new technologies to the design and production of component parts.

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

We utilize distributors in some countries outside the United States and Canada to take advantage of their knowledge and experience in their respective markets and to increase market penetration of our products. Canadian sales are made in Canadian dollars, nearly all of which are financed through a Canadian financial institution. Most sales to distributors outside North America are made in U.S. dollars and are supported to some extent by letters of credit or credit insurance. Our European subsidiary sales to its dealers and distributors are denominated in Euros and are supported by credit insurance.

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

We place strong emphasis on identifying and addressing the specific needs of our customers by periodically conducting dealer and consumer surveys and focus group meetings. Additionally, we hold many demo rides throughout the year which also allows for direct consumer feedback. We warrant our snowmobiles, ATVs and ROVs under a limited warranty against defects in materials and workmanship for a period generally ranging from six months to one year from the date of retail sale or for a period of 90 days from the date of commercial or rental use. Repairs or replacements under warranty are administered through our dealers and distributors.

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

The Consumer Product Safety Commission (“CPSC”) has federal oversight over product safety issues related to snowmobiles, ATVs and ROVs and from time to time promulgates rules related to safety. For example, in August 2006, the CPSC issued a Notice of Proposed Rulemaking to establish mandatory safety standards for ATVs. In October 2009, the CPSC issued an Advance Notice of Proposed Rulemaking to establish mandatory safety standards for ROVs. The CPSC has not issued final rules in either of these matters. Under the Consumer Product Safety Improvement Act passed by Congress in August 2008, the prior ATV voluntary standard and certain other safety requirements became a mandatory CPSC standard. Arctic Cat has been and remains in compliance with these standards. Various states have also promulgated safety regulations regarding snowmobiles, ATVs and ROVs, none of which have had a materially more burdensome impact on us than CPSC regulations.

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

We are a member of the Specialty Vehicle Institute of America (“SVIA”), a trade association organized to foster and promote the safe and responsible use of ATVs manufactured and/or distributed throughout the United States and which promulgates voluntary standards for ATVs. Additionally, we are a member of the Recreational Off-highway Vehicle Association (ROHVA), a trade association organized to foster and promote safe and responsible use of recreational off-highway vehicles and which promulgates voluntary standards for ROV’s. We are also a member of the Canadian Off-Highway Vehicle Distributors Council (“COHV”), as well as the All-Terrain Vehicle Industry European Association (“ATVEA”).

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

Employees

At March 31, 2014, we had 1,611 employees, including 319 salaried and 1,292 hourly and production personnel. Our employees are not represented by a union or subject to a collective bargaining agreement. We have never experienced a strike or work stoppage and consider our relations with our employees to be excellent.

Intellectual Property

We patent significant innovations that we consider patentable and we own numerous patents for our snowmobiles, ATVs, ROVs and other products. Additionally we vigorously defend any infringements of our patents. Trademarks are also important to our snowmobile, ATV and related parts, garments and accessories business activities. We believe that our “Arctic Cat” registered trademark is our most significant trademark. Additionally, we have numerous registered trademarks, trade names and logos, both in the United States and internationally.

Financial Information about Geographic Areas

Financial information regarding domestic and geographic areas is included in Note J, Segment Reporting, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

We maintain a Website at www.arcticcat.com, the contents of which are not part of or incorporated by reference into this Annual Report on Form 10-K. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports) available on our Website, free of charge, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. Our Code of Conduct, as well as any waivers from and amendments to the Code of Conduct that would otherwise be required to be reported on Form 8-K, are also posted on our Website.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Claude J. Jordan	58	Chairman, President and Chief Executive Officer
Timothy C. Delmore	60	Chief Financial Officer and Corporate Secretary
Tracy J. Crocker	54	Vice President—General Manager, Parts, Garments and Accessories
Bradley D. Darling	48	Vice President—General Manager, Snowmobile
Paul A. Fisher	57	Vice President—Operations
William J. Nee	53	Vice President—Human Resources
Roger H. Skime	71	Vice President—Snowmobile Research and Development

Mr. Jordan has been our Chairman, President and Chief Executive Officer since September 1, 2012, our Chief Executive Officer and President since January 1, 2011 and was our President and Chief Operating Officer from August 2008 to December 31, 2010. Mr. Jordan has been a director of the Company since August 2010. Prior to joining us, Mr. Jordan worked for The Home Depot, Inc. in Atlanta, Georgia from 2003 to 2008, most recently serving as a Vice President, with responsibility for running the THD At-Home Services, Inc. business. Previously, Mr. Jordan held various management positions at General Electric Company.

Mr. Delmore has been our Chief Financial Officer since 1986 and has been our Corporate Secretary since 1989. Mr. Delmore, a C.P.A. with seven years of prior public accounting experience, joined us in 1985 as Controller.

Mr. Crocker has been our Vice President—General Manager, Parts, Garments and Accessories, since June 1, 2013. Prior to that, he was our Vice President—Special Projects from April 2013 to May 2013 and Vice President—General Manager, All-Terrain Vehicles from March 2012 to March 2013. Prior to joining us, Mr. Crocker worked for Ecolab from 2002 to 2011, serving as Senior Vice President of Ecolab’s Hospitality, Healthcare and Commercial markets businesses. Prior to that he served as Ecolab’s Senior Vice President and General Manager for Latin America and as a division Vice President of Marketing. Before joining Ecolab, he worked in sales and operating roles for Next Generation Network, Nabisco and Pepsi.

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

Mr. Skime has been our Vice President—Snowmobile Research and Development since our inception in 1983 and has been employed in the snowmobile industry for over 52 years.

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

Fluctuations in foreign currency rates could result in declines in our reported net sales and net earnings

Our reported net sales and cost of goods sold are subject to fluctuations in foreign currency exchange rates. During fiscal 2014, sales to Canadian dealers comprised 29.5% of total net sales. Sales to European on-road ATV dealers and distributors are made in Euros with the Euro serving as the functional currency. During fiscal 2014, sales to European on-road ATV dealers comprised 5.2% of total net sales. During fiscal 2014, we utilized cash flow hedges to help mitigate the variability in Canadian exchange rate changes relating to Canadian dollar fund transfers to the United States. During fiscal 2014 approximately 10.1% of our total cost of goods sold was purchased from Japanese yen denominated suppliers. The majority of these purchases were made from Suzuki and Yamaha for engines for our snowmobiles. We have an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. A change in foreign currency exchange rates could materially affect our business and operating results.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud.

In connection with our annual evaluation of internal control for the fiscal year ended March 31, 2013, we identified a material weakness in our system of internal control. There were no material weaknesses identified in connection with our annual evaluation of internal control for the fiscal year ended March 31, 2014.

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be prevented or detected and corrected on a timely basis.

Our efforts to maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future and comply with the certification and reporting obligations under Sections 302 and 404 of the Sarbanes-Oxley Act. Further, our remediation efforts may not enable us to avoid material weaknesses in the future. Any failure to maintain effective controls could result in material misstatements that are not prevented or detected and corrected on a timely basis, which could potentially subject us to sanction or investigation by the SEC or other regulatory authorities. Ineffective internal controls could also cause investors to lose confidence in our reported financial information and adversely affect our business and our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following sets forth our material property holdings as of March 31, 2014.

Location	Facility Type / Use	Owned or Leased	Sq. Ft.
Thief River Falls, Minnesota	Manufacturing / Corporate Office	Owned	585,000
Thief River Falls, Minnesota	Warehouse	Owned	25,000
Thief River Falls, Minnesota	Warehouse	Leased	20,000
Bucyrus, Ohio	Distribution Center	Owned	202,000
Winnipeg, Manitoba	Service Center	Leased	9,929
Island Park, Idaho	Test & Development Facility	Owned	3,000
St. Johann, Austria	Administrative/Distribution	Leased	44,409
St. Cloud, Minnesota	Manufacturing	Owned	60,800
Plymouth, Minnesota	Corporate Office	Leased	11,420

The Company believes that the Company’s material property holdings are suitable for the Company’s current operations and purposes.

ITEM 3. LEGAL PROCEEDINGS

Accidents involving personal injury and property damage occur in the use of recreational products. Claims have been made against us from time to time relating to these accidents, and from time to time parties assert claims relating to their intellectual property. It is our policy to vigorously defend against these actions. We are not involved in any legal proceedings which we believe will have the potential for a materially adverse impact on our business or financial condition, results of operations or cash flows. We have recorded a reserve based on our estimated range of potential exposures based on the legal proceedings and claims of which we are aware. Should any settlement occur that exceeds our estimate or a new claim arise, we may need to adjust the overall reserve and, depending on the amount, such adjustment could be material.

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

Years ended March 31, Quarterly Prices	2014		2013
	High	Low	High	Low
First Quarter	$48.84	$38.19	$47.46	$31.42
Second Quarter	59.33	44.99	46.87	34.65
Third Quarter	61.13	47.50	42.77	32.12
Fourth Quarter	59.73	41.00	44.47	33.23

As of May 21, 2014, we had approximately 277 stockholders of record, including the nominee of Depository Trust Company which held 12,631,610 shares of common stock.

Cash Dividends Paid

Cash dividends were declared and paid quarterly from 1995 through the third quarter of fiscal year 2009. In response to the economic recession and to conserve cash, we suspended quarterly cash dividends in the fourth quarter of fiscal 2009. On May 15, 2013 we announced the reinstatement of a $0.10 per share quarterly cash dividend for each quarter of the 2014 fiscal year. On May 15, 2014, we announced the increase of the quarterly cash dividend to shareholders by 25 percent to $0.125 per share to shareholders of record as of May 30, 2014. The dividend is payable on or about June 13, 2014. We continually consider our cash position and projected cash needs in regards to our dividend policy.

Company Purchases of Company Equity Securities

On May 15, 2013, the Company’s Board of Directors approved a $30,000,000 common stock share repurchase program. The share repurchase program does not have an expiration date. The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2014 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program as of the end of fiscal 2014:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2014 - January 31, 2014	235,206	$42.51	235,206	366,117
February 1, 2014 - February 28, 2014	302,992	44.29	302,992	44,490
March 1, 2014 - March 31, 2014	518	49.48	0	43,587

Total	538,716	$43.51	538,198	43,587

(1)	The Maximum Number of Shares that May Yet Be Purchased for the periods represents the number of shares purchasable at the closing price of the Company’s common stock on the last day of the month under the share repurchase program.
(2)	All shares purchased were under the share repurchase program, except 518 shares that were for the exercise and related income taxes for net-settled stock options.

We have historically purchased our common stock primarily to offset the dilution created by employee stock option exercises and because the Board of Directors believes investment in our common stock is a good use of our excess cash.

Performance Graph

In accordance with the rules of the SEC, the following performance graph compares the performance of our common stock on The NASDAQ Stock Market to the Standard & Poor’s 500 Index, and to the Recreational Vehicles Index prepared by Hemscott, Inc., of which we are a component. The graph compares on an annual basis the cumulative total shareholder return on $100 invested on March 31, 2009, assumes reinvestment of all dividends and has been adjusted to reflect stock splits. The performance graph is not necessarily indicative of future investment performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Arctic Cat Inc., the S&P 500 Index

and Hemscott—Recreational Vehicles Index

Assumes $100 invested on 3/31/09 in stock or index

Assumes Dividend Reinvested

Fiscal year ended March 31,

	2009	2010	2011	2012	2013	2014
Arctic Cat Inc.	$100.00	$283.29	$406.01	$1,118.54	$1,140.99	$1,257.70
S&P 500 Index	100.00	149.77	173.20	187.99	214.24	261.06
Hemscott—Recreational Vehicles Index	100.00	219.54	320.48	401.65	476.96	663.47

*$100 invested on 3/31/09 in stock or index, including reinvestment of dividends.

Fiscal year ending March 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts) Years ended March 31,	2014	2013	2012	2011	2010
OPERATING STATEMENT DATA:
Net sales
Snowmobile & ATV units	$615,608	$563,464	$477,329	$363,015	$350,871
Parts, garments & accessories	114,883	108,124	107,939	101,636	99,857

Total net sales	730,491	671,588	585,268	464,651	450,728

Cost of goods sold
Snowmobile & ATV units	506,707	450,291	388,523	302,783	309,217
Parts, garments & accessories	72,705	70,401	66,126	60,359	58,275

Total cost of goods sold	579,412	520,692	454,649	363,142	367,492

Gross profit	151,079	150,896	130,619	101,509	83,236
Operating expenses
Selling & marketing	38,028	37,402	36,549	33,540	33,929
Research & development	23,998	20,693	17,862	15,029	12,926
General & administrative	28,557	32,087	30,318	34,805	35,045

Total operating expenses	90,583	90,182	84,729	83,374	81,900

Operating profit	60,496	60,714	45,890	18,135	1,336
Interest income	30	49	86	107	12
Interest expense	(122)	(84)	(8)	(11)	(250)

Earnings before income taxes	60,404	60,679	45,968	18,231	1,098
Income tax expense (benefit)	21,000	20,934	16,027	5,224	(777)

Net earnings	$39,404	$39,745	$29,941	$13,007	$1,875

Net earnings per share
Basic	$2.97	$3.02	$1.79	$0.71	$0.10
Diluted	$2.90	$2.89	$1.72	$0.70	$0.10
Cash dividends per share	$0.40	$—	$—	$—	$—

Weighted average shares outstanding
Basic	13,275	13,155	16,721	18,232	18,220
Diluted	13,598	13,761	17,458	18,539	18,291

As of March 31,	2014	2013	2012	2011	2010
BALANCE SHEET DATA (In thousands):
Cash and short-term investments	$82,532	$112,807	$62,597	$125,113	$71,062
Working capital	136,755	132,052	98,825	144,596	125,695
Total assets	342,294	306,145	255,416	272,906	246,084
Long-term debt	—	—	—	—	—
Shareholders’ equity	185,043	174,472	138,472	183,036	167,339

QUARTERLY FINANCIAL DATA (unaudited)

(In thousands, except per share amounts)	Total Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales
2014	$730,491	$120,768	$238,525	$225,790	$145,408
2013	671,588	111,311	229,030	218,016	113,231
2012	585,268	74,930	204,829	207,021	98,488
Gross Profit
2014	$151,079	$29,160	$61,674	$40,213	$20,032
2013	150,896	22,479	64,030	50,798	13,589
2012	130,619	14,275	57,149	47,776	11,419
Net Earnings (Loss)
2014	$39,404	$5,468	$23,365	$12,120	$(1,549)
2013	39,745	2,008	24,959	17,853	(5,075)
2012	29,941	(2,323)	21,410	17,028	(6,174)
Net Earnings (Loss) Per Share
2014 Basic	$2.97	$0.41	$1.75	$0.90	$(0.12)
Diluted	2.90	0.40	1.70	0.89	(0.12)
2013 Basic	3.02	0.15	1.90	1.35	(0.38)
Diluted	2.89	0.14	1.80	1.30	(0.38)
2012 Basic	1.79	(0.13)	1.18	0.96	(0.49)
Diluted	1.72	(0.13)	1.15	0.92	(0.49)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Executive Level Overview

Fiscal 2014 net sales increased 8.8% to $730.5 million from $671.6 million in fiscal 2013. Fiscal 2014 net earnings decreased 0.9% to $39.4 million or $2.90 per diluted share compared to net earnings of $39.7 million or $2.89 per diluted share in fiscal 2013. The increase in net sales was driven by increased net sales in all three product lines. During the fiscal year, gross margins decreased as expected to 20.7% from 22.5% primarily as a result of product mix and unfavorable Canadian currency impact. Operating expenses as a percent of sales decreased to 12.4% and operating profits were $60.5 million versus $60.7 million last year.

During fiscal year 2014, snowmobile sales increased 7.1%, driven primarily by new snowmobile models we launched at the beginning of the year as well as snowmobiles supplied to Yamaha. Our 2014 snowmobile line-up included 10 exciting new models and 2 new engine choices that were well received by dealers and consumers. During the year, we gained the most market share in the industry as our retail sales grew at over 19 percent versus the industry growth rate of 11 percent. Our significant increase in retail sales lowered snowmobile dealer inventory by 9 percent, which should position us well for future snowmobile sales.

Arctic Cat introduced its first designed and built snowmobile engine in model year 2014; called the 6000 C-TEC2, it became the #1 selling snowmobile in the United States’ 125 horsepower performance segment. This powerful, lightweight and fuel-efficient 2-stroke engine enabled the Company to enter the large 600cc snowmobile market segment that accounts for 18 percent of the snowmobile industry

Our strategic co-branding partnership with Yamaha has exceeded our expectations and contributed to increased volumes and improved operating profits in fiscal 2014 compared to the prior year. We expect to realize greater benefits in the future from this collaboration.

For fiscal year 2015, we are expecting North American snowmobile industry retail sales to continue their growth and expect the market will grow up to 3%. With the launch of 13 new snowmobile models for model year 2015, our expectations are that we will outperform the industry and take market share during the model year 2015 snowmobile season.

During fiscal 2014, ATV/side-by-side sales rose 11.1% to $333.2 million, chiefly due to increased Wildcat sales. Arctic Cat remains focused on further increasing its ATV/side-by-side business as a percent of total sales. During the fiscal year this business accounted for approximately 46 percent of full-year sales. With the successful launch of our Wildcat Trail, we have entered a new growth segment of the sport side-by-side market. When we combine the Wildcat Trail with our other leading Wildcat models, we believe we have a winning proposition in the sport side-by-side market. Our 17% side-by-side retail sales growth, combined with our 3.5% ATV retail sales increase, resulted in North American market shares gains in both categories during fiscal year 2014. Regarding industry retail sales, core ATV industry retail sales for North America increased by 2.6% during fiscal year 2014 and the North American side-by-side market increased 10%. As we look forward to fiscal year 2015, we remain well positioned with new products that were introduced in the last quarter of fiscal year 2014, as well as a strong product pipeline of new products under development. For fiscal year 2015, we are expecting North American ATV industry retail sales will grow up to 2%, and the North American side-by-side industry will show growth in the 6% to 9% range.

Reviewing fiscal 2014 net sales: Snowmobile sales increased 7.1% in fiscal 2014 to $282.4 million from $263.7 million in fiscal 2013. Snowmobiles comprised 39% of our net sales in fiscal 2014. ATV and side-by-side sales increased 11.1% in fiscal 2014 to $333.2 million from $299.8 million in fiscal 2013. ATV and side-by-side net sales comprised 45% of our net sales in fiscal 2014. Parts, garments and accessories sales increased 6.3% in fiscal 2014 to $114.9 million from $108.1 million in fiscal 2013, primarily due to increased snowmobile related parts, as well as Wildcat parts and accessories. Parts, garments and accessories sales were 16% of our net sales in fiscal 2014.

Given our strong cash position, our Board of Directors announced in May 2014 a 25% increase in our quarterly cash dividend to $0.125 from the current $0.10 per share. The increase in our quarterly dividend demonstrates our continuing commitment to increase shareholder value.

Results of Operations

Product Line Sales for the Fiscal Year Ended March 31,

($ in thousands)	2014	Percent of Net Sales	2013	Percent of Net Sales	Change 2014 vs. 2013	2012	Percent of Net Sales	Change 2013 vs. 2012
Snowmobile	$282,442	38.7%	$263,693	39.3%	7.1%	$250,438	42.8%	5.3%
ATV	333,166	45.6%	299,771	44.6%	11.1%	226,891	38.8%	32.1%
Parts, garments & accessories	114,883	15.7%	108,124	16.1%	6.3%	107,939	18.4%	0.2%

Net Sales	$730,491	100.0%	$671,588	100.0%	8.8%	$585,268	100.0%	14.7%

Product Line Sales. During fiscal 2014, net sales increased 8.8% to $730.5 million from $671.6 million in fiscal 2013. Snowmobile unit volume increased 13.7%, ATV unit volume increased 11.0%, and parts, garments and accessories sales increased $6.8 million or 6.3%. The increase in net sales was driven by increased net sales in all three product lines led by the sales of Wildcat Trail and Wildcat X side-by-sides. Although snowmobile unit volume increased 13.7%, snowmobile net sales increased only 7.1% due to lower selling prices on snowmobile models built for Yamaha and a weaker Canadian dollar. In addition, increased sales of parts contributed to the sales increase. During fiscal 2013, net sales increased 14.7% to $671.6 million from $585.3 million in fiscal 2012. Snowmobile unit volume increased 3.6%, ATV unit volume increased 22.6%, and parts, garments and accessories sales increased $185,000. The increase in fiscal 2013 net sales was mainly due to increased unit sales of snowmobiles, Wildcat side-by-sides and international ATVs, as well as increased sales of ATV parts and accessories for Wildcat side-by-sides and snowmobiles.

Cost of Goods Sold for the Fiscal Year Ended March 31,

($ in thousands)	2014	Percent of Net Sales	2013	Percent of Net Sales	Change 2014 vs. 2013	2012	Percent of Net Sales	Change 2013 vs. 2012
Snowmobiles & ATV units	$506,707	69.3%	$450,291	67.0%	12.5%	$388,523	66.4%	15.9%
Parts, garments & accessories	72,705	10.0%	70,401	10.5%	3.3%	66,126	11.3%	6.5%

Total Cost of Goods Sold	$579,412	79.3%	$520,692	77.5%	11.3%	$454,649	77.7%	14.5%

Cost of Goods Sold. During fiscal 2014, cost of sales increased 11.3% to $579.4 million from $520.7 million for fiscal 2013. Fiscal 2014 snowmobile and ATV unit cost of sales increased 12.5% to $506.7 million from $450.3 million due primarily to increased sales. The unit cost of sales as a percentage of sales increased to 82.3% from 79.9% primarily due to anticipated lower selling prices on snowmobile models built for Yamaha, product mix and a weaker Canadian dollar. The fiscal 2014 cost of sales for parts, garments and accessories increased to $72.7 million from $70.4 million for fiscal 2013 due primarily to product mix and increased distribution costs. Fiscal 2013 cost of sales increased 14.5% to $520.7 million from $454.6 million for fiscal 2012. Fiscal 2013 snowmobile and ATV unit cost of sales increased 15.9% to $450.3 million from $388.5 million due primarily to increased sales. The unit cost of sales as a percentage of sales improved to 79.9% from 81.4% primarily due to increased unit volume, pricing and product mix. The fiscal 2013 cost of sales for parts, garments and accessories increased to $70.4 million from $66.1 million for fiscal 2012 due primarily to product mix and increased distribution costs.

Gross Profit for the Fiscal Year Ended March 31,

($ in thousands)	2014	2013	Change 2014 vs. 2013	2012	Change 2013 vs. 2012
Gross Profit Dollars	$151,079	$150,896	0.1%	$130,619	15.5%
Percentage of Net Sales	20.7%	22.5%	(1.8)%	22.3%	0.2%

Gross Profit. Gross profit increased 0.1% to $151.1 million in fiscal 2014 from $150.9 million in fiscal 2013. The gross profit percentage for fiscal 2014 decreased to 20.7% versus 22.5% in fiscal 2013. The decrease in the fiscal 2014 gross profit percentage was primarily due to anticipated lower gross margins on snowmobile models built for Yamaha, product mix and a weaker Canadian dollar. Gross profit increased 15.5% to $150.9 million in fiscal 2013 from $130.6 million in fiscal 2012. The gross profit percentage for fiscal 2013 increased to 22.5% versus 22.3% in fiscal 2012. The increase in the fiscal 2013 gross profit percentage was primarily due to increased unit volume, pricing and product mix.

Operating Expenses for the Fiscal Year Ended March 31,

($ in thousands)	2014	2013	Change 2014 vs. 2013	2012	Change 2013 vs. 2012
Selling & Marketing	$38,028	$37,402	1.7%	$36,549	2.3%
Research & Development	23,998	20,693	16.0%	17,862	15.8%
General & Administrative	28,557	32,087	(11.0)%	30,318	5.8%

Total Operating Expenses	$90,583	$90,182	0.4%	$84,729	6.4%

Percentage of Net Sales	12.4%	13.4%		14.5%

Operating Expenses. Selling and Marketing expenses increased 1.7% to $38.0 million in fiscal 2014 from $37.4 million in fiscal 2013, primarily due to increased snowmobile and ATV selling and marketing expenses. Selling and Marketing expenses increased 2.3% to $37.4 million in fiscal 2013 from $36.5 million in fiscal 2012, primarily due to increased snowmobile and ATV selling and marketing expenses. Research and Development expenses increased 16.0% to $24.0 million in fiscal 2014 compared to $20.7 million in fiscal 2013, due primarily to higher compensation and development expenses. Research and Development expenses increased 15.8% to $20.7 million in fiscal 2013 compared to $17.9 million in fiscal 2012, due primarily to higher compensation and development expenses. General and Administrative expenses decreased 11.0% to $28.6 million in fiscal 2014 from $32.1 million in fiscal 2013, due primarily to increased Canadian hedge benefits and a $0.8 million reduction in our bad debt reserve. General and Administrative expenses increased 5.8% to $32.1 million in fiscal 2013 from $30.3 million in fiscal 2012, due primarily to decreased Canadian hedge benefits and higher compensation costs.

Net Earnings. Fiscal 2014 net earnings were $39.4 million, or $2.90 per diluted share, versus net earnings of $39.7 million, or $2.89 per diluted share, for fiscal 2013. Net earnings as a percentage of net sales were 5.4% and 5.9% in fiscal 2014 and 2013, respectively. The decreased earnings are attributable to lower gross margins, which are primarily a result of product mix and the unfavorable Canadian currency impact. However, earnings per share were up slightly due to lower outstanding shares driven by our share repurchase program. Fiscal 2013 net earnings were $39.7 million, or $2.89 per diluted share, compared to net earnings of $29.9 million, or $1.72 per share, for fiscal 2012. Net earnings as a percentage of net sales were 5.9% and 5.1% in fiscal 2013 and 2012, respectively. The increased earnings are attributable to improved gross margin and continued efforts to control operating expenses.

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

Revenue Recognition

We recognize revenue and provide for estimated marketing and sales incentive costs when products are shipped to dealers and distributors pursuant to their order, the price is fixed and collection is reasonably assured. We have agreements with dealer floorplan finance companies to repurchase products repossessed up to certain limits. Our financial exposure to repurchase products is limited to the difference between the amount paid to the finance company and the resale value of the repossessed products. No material losses have been incurred under these agreements; however, adverse changes in retail sales could cause this situation to change.

Marketing and Sales Incentive Costs

We provide for various marketing and sales incentive costs which are offered to our dealers and consumers at the later of when the revenue is recognized or when the marketing and sales incentive program is approved and communicated. Examples of these costs include: dealer and consumer rebates, dealer floorplan financing assistance and other incentive and promotion programs. Adverse market conditions resulting in lower than expected retail sales or the matching of competitor programs could cause accrued marketing and incentive costs to materially increase if we authorize and communicate new programs to our dealers. We estimate marketing and sales incentive costs based on expected usage and historical experience. The accrual for marketing and sales incentive costs at March 31, 2014 and 2013 was $11.7 million and $12.0 million, respectively, and is included in accrued expenses in our balance sheet. The decrease in this accrual was a result of announced and communicated marketing and sales incentive programs and retail market conditions. To the extent current experience differs with previous estimates the accrued liability for marketing and sales incentives is adjusted accordingly.

Product Warranties

We generally provide a limited warranty to the owner of snowmobiles for 12 months from the date of consumer registration and for six months from the date of consumer registration on ATVs and ROVs. We provide for estimated warranty costs at the time of sale based on historical rates and trends and make subsequent adjustments to this estimate as actual claims become known or the amounts are determinable. Adverse changes in actual warranty costs compared to our initial estimates could cause accrued warranty costs to materially change. The accrual for warranty costs was $19.4 million and $18.7 million at March 31, 2014 and 2013, respectively.

Inventories

We periodically assess inventories for obsolescence and potential excess. This assessment is based primarily on assumptions and estimates regarding future production demands, anticipated changes in technology or design, historical and expected future sales patterns. Our inventories consist of materials and products that are subject to changes in our planned production of future snowmobile and ATV products and competitive market conditions which may cause lower of cost or market adjustments to our finished goods inventory. If market conditions or future demand are less favorable than our current expectations, additional inventory write downs or reserves may be required, which could have an adverse effect on our reported results in the period the adjustments are made. Inventory items that are identified as obsolete or excess are reserved on our balance sheet.

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

Liquidity and Capital Resources

The seasonality of our snowmobile and ATV production cycles generates significant fluctuations in our working capital requirements during the year. The following table represents net sales and ending inventories by each quarter in the fiscal years ended March 31, 2014 and 2013.

($ in thousands)	First	Second	Third	Fourth	Total
2014 Net Sales
Snowmobile	$22,574	$135,425	$118,061	$6,382	$282,442
ATV	76,340	72,651	78,234	105,941	333,166
PG&A	21,854	30,449	29,495	33,085	114,883

Total Net Sales	$120,768	$238,525	$225,790	$145,408	$730,491

Inventories	$149,736	$171,174	$137,189	$140,652

2013 Net Sales
Snowmobile	$17,987	$128,599	$122,425	$(5,318)	$263,693
ATV	72,966	69,675	69,561	87,569	299,771
PG&A	20,358	30,756	26,030	30,980	108,124

Total Net Sales	$111,311	$229,030	$218,016	$113,231	$671,588

Inventories	$140,776	$144,736	$97,027	$96,389

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

Cash and Short-Term Investments

Cash and short-term investments decreased to $82,532,000 at March 31, 2014 from $112,807,000 at March 31, 2013 because of common stock repurchases and increased working capital requirements. Our cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when our snowmobile and spring ATV production cycles begin. Our investment objectives are first, safety of principal, and second, rate of return.

Financing Arrangements and Cash Flows

The Company entered into a $100,000,000 senior secured revolving credit agreement in November 2013 for documentary and stand-by letters of credit, working capital needs and general corporate purposes, which amended and restated the Company’s prior $60,000,000 senior secured revolving credit agreement. This agreement is scheduled to expire in November 2017. We may borrow up to $100,000,000 during May through November and up to $50,000,000 during all other months of the fiscal year. The total letters of credit issued at March 31, 2014 were $15,938,000.

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

The financing agreements require repurchase of repossessed new and unused units and set limits upon our potential liability for annual repurchases. The aggregate potential liability was approximately $62,964,000 at March 31, 2014. We have incurred no material losses under these agreements. We believe current available cash and cash generated from operations provide sufficient funding in the event there is a requirement to perform under these guarantee and repurchase agreements. The financing agreements also have loss sharing provisions should any dealer default whereby the Company shares certain losses with the floorplan finance companies. The maximum potential liability to the Company under these provisions is approximately $2,328,000 at March 31, 2014.

In fiscal 2014, we invested $24,377,000 in capital expenditures. We expect that capital expenditures will increase to approximately $31,000,000 in fiscal 2015. Since 1996, we have repurchased over 17,600,000 shares of our common stock. In May 2013, the Company’s Board of Directors authorized a share repurchase program of up to $30,000,000 of the Company’s common stock. There is approximately $2,083,000 remaining on the Board of Directors’ prior share repurchase program authorizations. We believe that cash generated from operations and available cash and short-term investments will be sufficient to meet our working capital, capital expenditure, and common stock repurchase requirements on a short and long-term basis.

Contractual Obligations

The following table summarizes our significant future contractual obligations at March 31, 2014 (in millions):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 years
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations(1)	$70.1	$67.7	$2.4	—	—

Total Contractual Obligations	$70.1	$67.7	$2.4	—	—

(1)	We have outstanding purchase obligations with suppliers and vendors at March 31, 2014 for raw materials and other supplies and services as part of the normal course of business.

Certain Information Concerning Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Annual Report on Form 10-K, as well as our annual report to shareholders and future filings with the Securities and Exchange Commission, our press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements, including statements related to our fiscal 2015 outlook, business strategy and product development. In particular, these include, among others, statements relating to our anticipated capital expenditures, research and development expenditures, product introductions, the effect of weather conditions and dealer ordering processes on our net sales, legal proceedings, the remediation of our material weakness, our expectations regarding financing arrangements, our wholesale and retail sales and market share expectations, inventory levels, industry wholesale and retail sales and demand expectations, depreciation and amortization expense, dividends, sufficiency of funds to finance our operations and capital expenditures, raw material and component supply expectations, adequacy of insurance, and the effect of regulations on us and our industry and our compliance with such regulations. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to the risk factors described in Item 1A of this Annual Report on Form 10-K. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates and Interest Rates

During fiscal 2014, approximately 10.1% of our total cost of goods sold was purchased from Japanese yen denominated suppliers. The majority of these purchases were made from Suzuki and Yamaha for engines for our snowmobiles. We have an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. During fiscal 2014, the exchange rate fluctuation between the U.S. dollar and the Japanese yen had a modest positive impact on our operating results.

Sales to Canadian dealers are made in Canadian dollars with the U.S. dollar serving as the functional currency. During fiscal 2014, sales to Canadian dealers comprised 29.5% of total net sales. During fiscal 2014, the exchange rate fluctuation between the U.S. dollar and the Canadian dollar reduced operating income by approximately $6 million compared to an immaterial impact in fiscal 2013. During fiscal 2014, we utilized cash flow hedges to mitigate the variability in Canadian exchange rate changes relating to Canadian dollar fund transfers to the United States. At March 31, 2014, we have Canadian dollar forward exchange contracts outstanding with a notional amount of $89,649,000. Looking forward to fiscal year 2015, we expect the weakness of the Canadian dollar to negatively impact our sales and earnings.

To monitor our Canadian currency exchange rate risks, we use sensitivity analysis, which measures the effect of devaluation of the Canadian dollar. An average unhedged 10% devaluation in the Canadian dollar exchange rate during fiscal 2014 would have reduced our operating income by approximately $17 million.

Sales to European on-road ATV dealers and distributors are made in Euros with the Euro serving as the functional currency. During fiscal 2014, sales to European on-road ATV dealers comprised 5.2% of total net sales. During fiscal 2014, the exchange rate fluctuation between the U.S. dollar and the Euro had no significant impact on operating profits.

Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of our short-term investments approximate related fair value and the associated market risk is not deemed to be significant.

We are a party to a secured bank line of credit arrangement under which we currently may borrow an aggregate of up to $100,000,000. The total letters of credit issued, under this arrangement, at March 31, 2014 were $15,938,000. Interest is charged at variable rates based on either LIBOR or the prime rate. Because the interest rate risk related to the line of credit is not deemed to be significant, we do not actively manage this exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements, Notes, and Report of Independent Registered Public Accounting Firm appear on pages 31 through 49. Quarterly financial data appears in Item 6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2014.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria for effective internal control over financial reporting described in the 1992 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting was effective as of March 31, 2014.

The Company’s internal control over financial reporting as of March 31, 2014 has been audited by Grant Thornton LLP, as stated in their report which is included elsewhere herein.

Remediation of Previously Identified Material Weakness over Financial Reporting

Management previously identified and disclosed a material weakness in our internal control over financial reporting as of March 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Deficiencies in internal controls were identified in the following areas: segregation of duties within the information technology environment; the financial reporting process primarily attributable to the adequacy of resources devoted to financial reporting and internal controls; the precision and sufficiency of reviews performed on reconciliations and manual journal entries; the absence of an effective risk assessment over financial reporting; and, ineffective monitoring controls. When considered in the aggregate, these deficiencies constituted a material weakness.

In response to the material weakness we developed and executed a plan with the oversight of the audit committee to remediate the material weakness. We improved the segregation of duties, by reassigning certain responsibilities within the finance department and engaged external experts to assess and improve our financial application security roles to optimize appropriate segregation of duties. We improved our internal control over journal entries by installing controls related to journal entry approval and redesigned processes and controls to ensure a more precise review is performed for manual journal entries and reconciliations. We engaged an independent internal audit firm who assisted us in strengthening our internal controls in the risk assessment area and monitoring, as well as internal control policy and review areas. We tested the implemented and improved controls and found them to be effectively designed and operating, leading us to conclude that the material weakness has been remediated as of March 31, 2014.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts described above, there have been no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Arctic Cat Inc.

We have audited the internal control over financial reporting of Arctic Cat Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of March 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2014, and our report dated May 30, 2014, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

May 30, 2014

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the headings “Election of Directors,” “Corporate Governance,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 7, 2014, is incorporated herein by reference.

Pursuant to instruction 3 to Item 401(b) of Regulation S-K, information as to our executive officers is set forth in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information included under the headings “Compensation Discussion and Analysis,” “Corporate Governance—Compensation and Human Resources Committee Interlocks and Insider Participation” and “Executive Compensation and Other Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 7, 2014, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the heading “Beneficial Ownership of Capital Stock” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 7, 2014, is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information regarding our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing compensation plans as of March 31, 2014, consisting of our 2002 Stock Plan, 2007 Omnibus Stock and Incentive Plan and 2013 Omnibus Stock and Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	480,837	$24.95	1,099,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	480,837	$24.95	1,099,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information included under the headings “Corporate Governance—Policies and Procedures Regarding Related Person Transactions” and “Corporate Governance—Director Independence” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 7, 2014, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information included under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non Audit Fees” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 7, 2014 is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of report

1.	Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Annual Report on Form 10-K:

		Form 10-K Reference Page
(i)	Consolidated Balance Sheets as of March 31, 2014 and 2013	31
(ii)	Consolidated Statements of Operations for the years ended March 31, 2014, 2013 and 2012	32
(iii)	Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2014, 2013 and 2012	33
(iv)	Consolidated Statements of Comprehensive Income for the years ended March 31, 2014, 2013 and 2012.	34
(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012	35
(vi)	Notes to Consolidated Financial Statements	36-48
(vii)	Report of Independent Registered Public Accounting Firm	49

2.	Schedules filed as part of this Annual Report on Form 10-K.

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

ARCTIC CAT INC.

Date: May 30, 2014	/s/ CLAUDE J. JORDAN Claude J. Jordan Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes Claude J. Jordan and D. Christian Koch as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Date
/s/ CLAUDE J. JORDAN	May 30, 2014
Claude J. Jordan President and Chief Executive Officer Chairman of the Board of Directors (Principal Executive Officer)

/s/ TIMOTHY C. DELMORE	May 30, 2014
Timothy C. Delmore Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ STAN ASKREN	May 30, 2014
Stan Askren, Director

/s/ TONY J. CHRISTIANSON	May 30, 2014
Tony J. Christianson, Director

/s/ D. CHRISTIAN KOCH	May 30, 2014
D. Christian Koch, Director

/s/ SUSAN LESTER	May 30, 2014
Susan Lester, Director

/s/ JOSEPH PUISHYS	May 30, 2014
Joseph Puishys, Director

/s/ KENNETH J. ROERING	May 30, 2014
Kenneth Roering, Director

/s/ CHRISTOPHER A. TWOMEY	May 30, 2014
Christopher A. Twomey, Director

ARCTIC CAT INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$22,524,000	$35,566,000
Short-term investments	60,008,000	77,241,000
Accounts receivable, less allowances	42,003,000	30,296,000
Inventories	140,652,000	96,389,000
Prepaid expenses	3,815,000	3,032,000
Income taxes receivable	1,323,000	—
Deferred income taxes	14,971,000	16,820,000

Total current assets	285,296,000	259,344,000

Property and Equipment
Machinery, equipment and tooling	181,028,000	160,674,000
Land, building and improvements	29,758,000	29,243,000

	210,786,000	189,917,000
Less accumulated depreciation	154,855,000	144,378,000

	55,931,000	45,539,000
Other assets	1,067,000	1,262,000

	$342,294,000	$306,145,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$93,882,000	$66,599,000
Accrued expenses	54,659,000	55,736,000
Income taxes payable	—	4,957,000

Total current liabilities	148,541,000	127,292,000
Deferred income taxes	8,710,000	4,381,000
Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock—Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding: 12,882,705 at March 31, 2014 and 2013, 203,682 at March 31, 2013	129,000	132,000
Additional paid-in-capital	—	10,945,000
Accumulated other comprehensive loss	(2,110,000)	(4,166,000)
Retained earnings	187,024,000	167,561,000

Total shareholders’ equity	185,043,000	174,472,000

	$342,294,000	$306,145,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2014	2013	2012
Net sales
Snowmobile & ATV units	$615,608,000	$563,464,000	$477,329,000
Parts, garments, & accessories	114,883,000	108,124,000	107,939,000

Total net sales	730,491,000	671,588,000	585,268,000

Cost of goods sold
Snowmobile & ATV units	506,707,000	450,291,000	388,523,000
Parts, garments, & accessories	72,705,000	70,401,000	66,126,000

Total cost of goods sold	579,412,000	520,692,000	454,649,000

Gross profit	151,079,000	150,896,000	130,619,000
Operating expenses
Selling & marketing	38,028,000	37,402,000	36,549,000
Research & development	23,998,000	20,693,000	17,862,000
General & administrative	28,557,000	32,087,000	30,318,000

Total operating expenses	90,583,000	90,182,000	84,729,000

Operating profit	60,496,000	60,714,000	45,890,000
Other income (expense)
Interest income	30,000	49,000	86,000
Interest expense	(122,000)	(84,000)	(8,000)

Total other income (expense)	(92,000)	(35,000)	78,000

Earnings before incomes taxes	60,404,000	60,679,000	45,968,000
Income tax expense	21,000,000	20,934,000	16,027,000

Net earnings	$39,404,000	$39,745,000	$29,941,000

Net earnings per share
Basic	$2.97	$3.02	$1.79

Diluted	$2.90	$2.89	$1.72

Weighted average shares outstanding
Basic	13,275,000	13,155,000	16,721,000

Diluted	13,598,000	13,761,000	17,458,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended March 31,	Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balances at March 31, 2011	12,199,271	$122,000	6,102,000	$61,000	$7,280,000	$(1,920,000)	$177,493,000	$183,036,000
Exercise of stock options	1,915,071	20,000	—	—	20,210,000	—	—	20,230,000
Tax benefits from stock options exercised	—	—	—	—	10,576,000	—	—	10,576,000
Repurchase of common stock	(1,088,390)	(11,000)	—	—	(26,834,000)	—	—	(26,845,000)
Repurchase of common stock Class B	—	—	(6,102,000)	(61,000)	—	—	(79,618,000)	(79,679,000)
Restricted stock awards and units	31,685	—	—	—	—	—	—	—
Restricted stock forfeited	(1,750)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,001,000	—	—	2,001,000
Net earnings	—	—	—	—	—	—	29,941,000	29,941,000
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	1,182,000	—	1,182,000
Foreign currency adjustment	—	—	—	—	—	(1,970,000)	—	(1,970,000)

Balances at March 31, 2012	13,055,887	131,000	—	—	13,233,000	(2,708,000)	127,816,000	138,472,000
Exercise of stock options	554,854	6,000	—	—	5,967,000	—	—	5,973,000
Tax benefits from stock options exercised	—	—	—	—	6,971,000	—	—	6,971,000
Repurchase of common stock	(424,145)	(5,000)	—	—	(17,563,000)	—	—	(17,568,000)
Restricted stock awards and units	18,211	—	—	—	—	—	—	—
Restricted stock forfeited	(1,125)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,337,000	—	—	2,337,000
Net earnings	—	—	—	—	—	—	39,745,000	39,745,000
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(305,000)	—	(305,000)
Foreign currency adjustment	—	—	—	—	—	(1,153,000)	—	(1,153,000)

Balances at March 31, 2013	13,203,682	132,000	—	—	10,945,000	(4,166,000)	167,561,000	174,472,000
Exercise of stock options	616,951	6,000	—	—	9,701,000	—	—	9,707,000
Tax benefits from stock options exercised	—	—	—	—	7,499,000	—	—	7,499,000
Repurchase of common stock	(958,559)	(9,000)	—	—	(30,729,000)	—	(14,624,000)	(45,362,000)
Restricted stock awards and units	21,131	—	—	—	—	—	—	—
Restricted stock forfeited	(500)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,584,000	—	—	2,584,000
Net earnings	—	—	—	—	—	—	39,404,000	39,404,000
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(241,000)	—	(241,000)
Foreign currency adjustment	—	—	—	—	—	2,297,000	—	2,297,000
Dividends ($0.40 per share)	—	—	—	—	—	—	(5,317,000)	(5,317,000)

Balances at March 31, 2014	12,882,705	$129,000	—	—	$—	$(2,110,000)	$187,024,000	$185,043,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended March 31,
	2014	2013	2012
Net earnings	$39,404,000	$39,745,000	$29,941,000
Other comprehensive income:
Foreign currency translation adjustments	2,297,000	(1,153,000)	(1,970,000)
Unrealized gain (loss) on derivative instruments, net of tax	(241,000)	(305,000)	1,182,000

Comprehensive income	$41,460,000	$38,287,000	$29,153,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2014	2013	2012
Cash flows from operating activities
Net earnings	$39,404,000	$39,745,000	$29,941,000
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	14,189,000	11,999,000	13,045,000
Loss on the disposal of assets	3,000	50,000	16,000
Deferred income tax expense	6,076,000	1,128,000	1,026,000
Stock-based compensation expense	2,584,000	2,337,000	2,001,000
Changes in operating assets and liabilities
Trading securities	17,232,000	(38,781,000)	71,954,000
Accounts receivable, less allowances	(10,949,000)	(3,010,000)	(4,492,000)
Inventories	(42,159,000)	1,584,000	(38,547,000)
Prepaid expenses	(774,000)	138,000	864,000
Accounts payable	26,768,000	5,420,000	21,200,000
Accrued expenses	(1,264,000)	3,020,000	8,585,000
Income taxes	(6,931,000)	9,054,000	(4,864,000)

Net cash provided by operating activities	44,179,000	32,684,000	100,729,000
Cash flows from investing activities
Purchases of property and equipment	(24,377,000)	(16,276,000)	(14,993,000)
Proceeds from the sale of assets	36,000	—	201,000

Net cash used in investing activities	(24,341,000)	(16,276,000)	(14,792,000)
Cash flows from financing activities
Proceeds from issuance of common stock	185,000	12,000	4,267,000
Payments for income taxes on net-settled option exercises	(7,652,000)	(6,206,000)	(8,973,000)
Tax benefit from stock option exercises	7,499,000	6,971,000	10,576,000
Dividends paid	(5,317,000)	—	—
Repurchase of common stock	(28,190,000)	(5,401,000)	(81,588,000)

Net cash used in financing activities	(33,475,000)	(4,624,000)	(75,718,000)
Effect of exchange rate changes on cash and cash equivalents	595,000	(356,000)	(781,000)

Net increase (decrease) in cash and cash equivalents	(13,042,000)	11,428,000	9,438,000
Cash and cash equivalents at beginning of year	35,566,000	24,138,000	14,700,000

Cash and cash equivalents at end of year	$22,524,000	$35,566,000	$24,138,000

Supplemental disclosure of cash payments for:
Income taxes	$13,892,000	$8,282,000	$9,541,000
Interest	$122,000	$84,000	$8,000

Supplemental disclosure of non-cash investing and financing activities:

As of March 31, 2014 and 2013, the unrealized loss on derivative instruments, net of tax was $241,000 and $305,000.

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014, 2013 and 2012

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

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At times, certain bank deposits may be in excess of federally insured limits. As of March 31, 2014 and 2013, the Company had approximately $11,125,000 and $7,107,000, respectively, of cash located in foreign banks primarily in Europe and Canada.

Fair Values of Financial Instruments

Except where noted, the carrying value of current financial assets and liabilities approximates their fair value, due to their short-term nature.

Short-Term Investments

Short-term investments are reported at fair value. The Company utilizes the specific identification method in accounting for its short-term investments.

Accounts Receivable

The Company’s accounts receivable balance consists of amounts due from its dealers and finance companies. The Company extends credit to its dealers based on an evaluation of the dealers’ financial condition. The Company’s collection exposure relating to accounts receivable amounts due from dealer floorplan finance companies is limited due to the financial strength of the finance companies and provisions of its existing agreements. Accounts receivable is presented net of an allowance for estimated uncollectible amounts due from its dealers. The Company estimates the uncollectible amounts considering numerous factors, mainly historical trends as well as current available information. The Company’s allowance for uncollectible accounts was

$1,988,000 and $2,759,000 at March 31, 2014 and 2013, respectively. The activity within the allowance for uncollectible accounts for the three years ended March 31, 2014 was not significant. Accounts receivable amounts written off have been within management’s expectations.

The activity in the allowance for uncollectible accounts for accounts receivable is as follows:

	2014	2013
Balance at beginning of period	$2,759,000	$3,421,000
Provisions charged to expense	(872,000)	621,000
Deductions for amounts written-off	101,000	(1,283,000)

Balance at end of period	$1,988,000	$2,759,000

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

As of March 31, 2014, the Company had open Canadian dollar forward exchange contracts, maturing through March 2014 with notional amounts totaling $89,649,000 and the total net fair value of $424,000 is included in accounts payable. As of March 31, 2013, the Company had open Canadian dollar forward exchange contracts, maturing through December 2013 with notional amounts totaling $39,063,000 and the total net fair value of $41,000 is included in accounts payable. The Company did not enter into any forward contracts in currencies other than the Canadian dollar, in the years ended March 31, 2014 or 2013.

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

Level 1: Quoted prices in active markets for identical assets or liabilities; Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of March 31, 2014 and 2013, the Company’s foreign currency contract fair value was a liability totaling $424,000 and $41,000, respectively, which are considered a Level 2 measurement. The Company utilizes the income approach to measure fair value of foreign currency contracts which is based on significant other observable inputs. The asset or liability is measured at fair value on a recurring basis each reporting period end.

Property and Equipment

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using the straight-line method for all property, equipment and tooling. Repairs and maintenance cost that are considered not to extend the useful life of the property and equipment are expensed as incurred. Tooling is amortized over the life of the product, generally 3-5 years. Estimated service lives range from 15 - 39 years for buildings and improvements and 5 - 7 years for machinery and equipment. Accelerated and straight-line methods are used for income tax reporting.

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

Intangibles

Identified intangible assets are acquired customer relationships, homologation licenses, and a non-compete agreement. Intangible assets before accumulated amortization were $1,950,000 at March 31, 2014 and 2013. Accumulated amortization was $1,428,000 and $1,345,000 at March 31, 2014 and 2013, respectively. Amortization expense is expected to be approximately $83,000 in fiscal 2015, 2016, 2017, 2018 and 2019.

The changes in the carrying amount of identified intangibles included in other assets for the fiscal years ended March 31, 2014 and 2013 are as follows:

	2014	2013
Balance at beginning of period	$605,000	$688,000
Current year amortization	(83,000)	(83,000)

Balance at end of period	$522,000	$605,000

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

	2014	2013	2012
Balance at beginning of period	$18,709,000	$18,521,000	$14,049,000
Warranty provision	16,770,000	19,449,000	14,675,000
Warranty claim payments	(16,122,000)	(19,261,000)	(10,203,000)

Balance at end of period	$19,357,000	$18,709,000	$18,521,000

Insurance

The Company is self-insured for employee medical, workers’ compensation, and product liability claims. Specific stop loss coverages are provided for catastrophic claims. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated.

Revenue Recognition

The Company recognizes revenue and provides for estimated marketing and sales incentive costs when products are shipped to dealers and distributors pursuant to their order, the price is fixed and collection is reasonably assured. Shipping and handling costs are recorded as a component of costs of goods sold and shipping charges to the dealers are recorded as revenue at the time products are shipped.

Return allowances for parts and accessories are recorded as a reduction of revenue when the products are sold based on the company’s return allowance program and historical experience.

Sales tax collected from customers are remitted to the appropriate taxing jurisdictions and are excluded from the sales revenue as the Company considers itself a pass-through conduit for collecting and remitting sales taxes.

Marketing and Sales Incentive Costs

At the time product revenue is recognized the Company provides for various marketing and sales incentive costs which are offered to its dealers and consumers. Examples of these costs, which are recognized as a reduction of revenue when the products are sold, include: dealer and consumer rebates, dealer floor plan financing assistance and other incentive and promotion programs. Generally, the Company records provisions for these marketing programs at the later of when the revenue is recognized or when the sales incentive or marketing program is approved and communicated for products previously shipped. Sales incentives that involve a free product or service delivered to the consumer are recorded as a component of cost of goods sold. The Company estimates the costs of these various incentive and marketing programs at the time of sale or subsequently when programs are approved and communicated based on historical experience. To the extent current experience differs with previous estimates the accrued liability for marketing and sales incentives is adjusted accordingly.

Dealer Holdback

The Company records a dealer holdback program liability at the time certain products are shipped to its dealers. If the products subject to the holdback program are sold within the program time period, the Company refunds a portion of the original sale price, referred to as dealer holdback, to the dealer within the program time period and refunds any remaining balances to its dealers when the program time periods end. The Company’s dealer holdback program liability, included within accounts payable, was $19,448,000 and $17,574,000 as of March 31, 2014 and 2013, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expense was $23,998,000, $20,693,000 and $17,862,000 during fiscal 2014, 2013 and 2012, respectively.

Advertising

The Company expenses advertising costs as incurred, except for cooperative advertising obligations arising related to the sale of the Company’s products to its dealers. The estimated cost of cooperative advertising, which the dealer is required to support, is recorded as marketing expense at the time the product is sold. Cooperative advertising was $3,440,000, $3,556,000 and $2,900,000 in fiscal 2014, 2013 and 2012, respectively. Total advertising expense, including cooperative advertising, was $17,562,000, $17,232,000 and $17,225,000 in fiscal 2014, 2013 and 2012, respectively.

Net Earnings Per Share

The Company’s diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options, when dilutive. No options outstanding were excluded from the computation of common share equivalents because they were anti-dilutive during fiscal 2014. Options to purchase 70,470 and 1,131,732 shares of common stock with weighted average exercise prices of $43.79 and $19.99 were outstanding during fiscal 2013 and 2012, respectively, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following for the fiscal years ended March 31:

	2014	2013	2012
Weighted average number of common shares outstanding	13,275,000	13,155,000	16,721,000
Dilutive effect of option plan	323,000	606,000	737,000

Common and potential shares outstanding—diluted	13,598,000	13,761,000	17,458,000

Foreign Currency Translation

The Company’s activities with Canadian dealers are denominated in Canadian currency. The Company’s activities with European on-road ATV dealers and distributors are denominated in the Euro. Assets and liabilities denominated in Canadian currency and the Euro are translated using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average foreign exchange rates in effect for the period. Translation gains and losses relating to the Canadian currency are reflected in the results of operations and Euro currency are reflected as a component of other comprehensive income.

Comprehensive Income

Comprehensive income represents net earnings adjusted for the unrealized gain or loss on derivative instruments, and foreign currency translation adjustments and is shown in the consolidated financial statements of comprehensive income.

Segment Reporting

The Company’s operations constitute three operating segments based on its product lines—snowmobile; ATV; and parts, garments and accessories (“PG&A). For purposes of segment reporting the Company aggregates the snowmobile and ATV segments as the segments have similar economic characteristics. Detailed segment information is reported in Note J.

B. SHORT-TERM INVESTMENTS

Trading securities consists of $60,008,000 and $77,241,000, invested in various money market funds at March 31, 2014 and 2013, respectively. All of the trading securities are deemed to be level 1 investments.

C. INVENTORIES

Inventories consist of the following at March 31:

	2014	2013
Raw materials and sub-assemblies	$52,580,000	$29,310,000
Finished goods	55,327,000	41,084,000
Parts, garments and accessories	32,745,000	25,995,000

	$140,652,000	$96,389,000

D. ACCRUED EXPENSES

Accrued expenses consist of the following at March 31:

	2014	2013
Marketing	$11,671,000	$11,971,000
Compensation	9,338,000	10,682,000
Warranties	19,357,000	18,709,000
Insurance	7,026,000	9,254,000
Other	7,267,000	5,120,000

	$54,659,000	$55,736,000

E. FINANCING

The Company entered into a $100,000,000 senior secured revolving bank agreement in November 2013 for documentary and stand-by letters of credit, working capital needs and general corporate purposes, which amended and restated the Company’s prior $60,000,000 senior secured revolving credit agreement. This agreement is scheduled to expire in November of 2017. Under the agreement, the Company may borrow up to $100,000,000 during May through November and up to $50,000,000 during all other months of the fiscal year. Borrowings under the line of credit bear interest at the greater of the following rates; the prime rate plus 0.75%, the federal funds rate plus 0.50% or the LIBOR for a 30 day interest period plus 1.00%. As of March 31, 2014, the effective rate was 3.50%. All borrowings are collateralized by substantially all of the Company’s assets including all real estate, accounts receivable and inventory. No borrowings from the line of credit were outstanding at March 31, 2014 and 2013. The outstanding letters of credit balances were $15,938,000 and $17,275,000 at March 31, 2014 and 2013, respectively, and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the terms of the credit agreement as of March 31, 2014. Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

F. RETIREMENT SAVINGS PLAN

The Company’s 401(k) retirement savings plan covers substantially all eligible employees. Employees may contribute up to 50% of their compensation with the Company matching 50% of the employee contributions, up to a maximum of 4% of the employee’s cash compensation capped at $255,000. Matching contributions of $1,035,000 and $889,000 were made in fiscal 2014 and 2013, respectively. The Company match was suspended as of April 1, 2009 and reinstated as of July 1, 2012. The Company can elect to make additional contributions at its discretion. Discretionary contributions of $900,000 were made in fiscal 2012.

G. INCOME TAXES

Arctic Cat’s income before income taxes was generated from its United States and foreign operations as follows:

	For the years ended March 31,
	2014	2013	2012
United States	$58,655,000	$60,148,000	$44,216,000
Foreign	1,749,000	531,000	1,752,000

Income before income taxes	$60,404,000	$60,679,000	$45,968,000

Income tax expense consists of the following for the fiscal years ended March 31:

	2014	2013	2012
Current
Federal	$13,345,000	$18,624,000	$14,089,000
State	900,000	937,000	575,000
Foreign	436,000	132,000	337,000
Deferred	6,319,000	1,241,000	1,026,000

	$21,000,000	$20,934,000	$16,027,000

The following is a reconciliation of the federal statutory income tax rate to the effective tax rate for the fiscal years ended March 31:

	2014	2013	2012
Statutory income tax rate	35.0%	35.0%	35.0%
State taxes	1.7	2.2	3.0
Research and other tax credit	(1.0)	(2.0)	(1.0)
Domestic manufacturers deduction	(1.4)	(1.2)	(1.0)
Uncertain tax positions	(0.1)	(0.2)	(0.7)
US subpart F adjustments	0.4	0.4	0.5
Foreign tax rate difference	(0.2)	(0.1)	(0.4)
Stock options	(0.1)	0.1	(0.5)
Other	0.5	0.3	—
	34.8%	34.5%	34.9%

The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes under the liability method are as follows at March 31:

	2014	2013
Current deferred income tax assets
Accrued expenses	$5,976,000	$7,907,000
Accrued warranty	6,199,000	6,525,000
Inventory related items	4,175,000	3,106,000
Other	441,000	981,000

Total assets	16,791,000	18,519,000
Current deferred income tax liability
Prepaid expenses	1,349,000	976,000
Other	471,000	723,000

Total liabilities	1,820,000	1,699,000

Net current deferred tax asset	$14,971,000	$16,820,000

Non-current deferred income tax liability
Property and equipment	$8,710,000	$4,381,000

Non-current deferred tax liability	$8,710,000	$4,381,000

At March 31, 2014, approximately $100,000 of the gross deferred tax asset relates to net operating loss carry forward of approximately $400,000 for our foreign subsidiaries. The net operating losses have an indefinite carry-forward period. We expect future taxable income in these jurisdictions to be sufficiently large enough that these carry forward items will be fully realized therefore no valuation allowance has been provided relating to these deferred tax assets.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of operations. The Company had liabilities recorded related to unrecognized tax benefits totaling $2,025,000 and $1,617,000 at March 31, 2014 and 2013, including reserves related to potential interest and penalties of $318,000 and $233,000, respectively. The amount of the liability, net of federal benefits for uncertain state tax positions, at March 31, 2014, if recognized, would affect the Company’s effective tax rate. The Company currently anticipates approximately $143,000 of unrecognized tax benefits will be recognized during the next twelve months. With few exceptions, the Company is no longer subject to federal, state, or foreign income tax examinations for years prior to March 31, 2010. A reconciliation of the amount of unrecognized tax benefits excluding interest and penalties is as follows:

	2014	2013
Balance at beginning of period	$1,384,000	$1,381,000
Increases related to prior year tax positions	104,000	317,000
Decreases related to prior year tax positions	(88,000)	(578,000)
Increases related to current year tax positions	307,000	264,000
Settlements	—	—

Balance at end of period	$1,707,000	$1,384,000

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions, as well as various European jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the relevant tax laws and regulations and require significant judgment to apply.

H. COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide the Company’s North American dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At March 31, 2014, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $62,964,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material. The financing agreements also have loss sharing provisions should any dealer default, whereby the Company shares certain losses with the finance companies. The maximum liability to the Company under these provisions is approximately $2,328,000 at March 31, 2014.

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

Leases

The Company leases buildings and equipment under non-cancelable operating leases. Total rent expense under all lease agreements was $1,413,000, $1,111,000 and $875,000 for fiscal 2014, 2013 and 2012, respectively. Future minimum payments, exclusive of other costs required under non-cancelable operating leases at March 31, 2014 are approximately $30,000 in fiscal 2015.

I. SHAREHOLDERS’ EQUITY

Stock Option Plans

The Company has stock-based compensation plans, previously approved by the Company’s shareholders that provide for incentive and non-qualified stock options and restricted stock awards to be granted to directors, officers and other key employees. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant. The stock options are generally subject to accelerated vesting if there is a change in control, as defined in the plans. The restricted stock awards generally vest over a period of two to three years and do not require cash payments from restricted stock award recipients. At March 31, 2014, the Company had 1,099,500 shares of common stock available for grant under the plans.

For the fiscal years ended March 31, 2014, 2013 and 2012, the Company recorded stock-based compensation expense of $2,584,000, $2,337,000 and $2,001,000, respectively, which have been included in general and administrative expenses. The Company’s total stock-based compensation related expense reduced both basic and diluted earnings per share by $0.12, $0.11 and $0.08 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. At March 31, 2014, the Company had $2,557,000 of unrecognized compensation costs related to non-vested stock options and restricted stock awards that are expected to be recognized over a weighted average period of approximately two years.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to estimate the fair value of options:

	2014	2013	2012
Assumptions:
Dividend yield	1.0%	1.0%	1.0%
Average term	5 years	5 years	5 years
Volatility	49%	47%	42%
Risk-free rate of return	0.8%	1.3%	2.1%

The weighted average fair value of options granted during each of the following years ended March 31:

	2014	2013	2012
Fair value of options granted	$16.91	$23.58	$6.04

Transactions under the plans during each of the three years in the period ended March 31, are summarized as follows:

	Number of Shares under option	Weighted average exercise price
Outstanding at March 31, 2011	3,300,453	$14.65
Granted	254,295	15.71
Cancelled	(135,000)	17.17
Exercised	(1,915,071)	15.25

Outstanding at March 31, 2012	1,504,677	13.84
Granted	72,532	43.50
Cancelled	(11,705)	17.78
Exercised	(554,854)	10.76

Outstanding at March 31, 2013	1,010,650	17.61
Granted	96,209	42.99
Cancelled	(9,071)	25.68
Exercised	(616,951)	15.73

Outstanding at March 31, 2014	480,837	$24.95

Options exercisable at March 31 are as follows:
2012	867,383	$15.33

2013	648,103	$16.46

2014	262,734	$17.83

The following tables summarize information concerning currently outstanding and exercisable stock options at March 31, 2014:

Options Outstanding and Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.26 - 9.38	7,800	2.79 years	$6.26	7,800	$6.26
9.57 - 13.84	57,164	5.84 years	10.91	57,164	10.91
14.68 - 21.03	227,949	7.14 years	16.00	151,221	16.11
21.96 - 27.69	24,000	9.60 years	24.83	24,000	24.83
33.67 - 43.79	163,924	8.60 years	43.19	22,549	43.48

	480,837	7.54 years	$24.95	262,734	$17.83

In August 2013, the Company’s shareholders adopted the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”). The 2013 Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards, other stock awards and dividend and dividend equivalents. At March 31, 2014, 1,099,500 shares of common stock remain available for issuance under the 2013 Plan.

In August 2007, the Company’s shareholders adopted the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”, and along with the 2013 Plan, “the Plans”). The terms of the 2007 Plan are substantially identical to those of the 2013 Plan. With the adoption of the 2013 Plan, the Company’s Board of Directors determined no further awards will be granted from the 2007 Plan.

Restricted Stock

The 2013 Plan provides for grants of restricted common stock and restricted stock units to executives and key employees of the Company. The restricted common stock and restricted stock units are valued based on the Company’s market value of common stock on the date of grant and the amount of any award is expensed over the requisite service period which approximates two to three years. If grantees are retirement eligible and awards would either fully vest upon retirement or continue to vest after retirement, the full amount of the related expense is recognized upon grant. At March 31, 2014, the Company had 15,700 shares of restricted common stock issued and outstanding and 40,103 unvested restricted stock units outstanding under the 2007 Plan and 500 shares of restricted common stock issued and outstanding under the 2013 Plan. The shares of restricted common stock awarded have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

Compensation expenses associated with restricted stock awards totaled $395,000 and $486,000 for March 31, 2014 and 2013, respectively. Compensation expenses associated with restricted stock units totaled $643,000 and $490,000 for March 31, 2014 and 2013, respectively. The Company recognizes the expense for grants of restricted stock and restricted stock units on a straight-line basis in the statement of operations as general and administrative expense based on their fair value over their requisite service periods. At March 31, 2014, unamortized compensation expense of restricted stock totaled $369,000 and of restricted stock units totaled $748,000. The unamortized expense as of March 31, 2014 is expected to be recognized over a weighted-average period of 1.1 years for restricted stock and 1.6 years for restricted stock units.

Restricted stock and restricted stock unit award activity under the Plans for the fiscal years ended March 31, 2014 and 2013 is summarized as follows:

	2014		2013
Restricted Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at March 31,	42,820	$19.33	98,568	$11.61
Awarded	8,000	53.91	8,700	33.73
Vested	(34,120)	15.66	(63,323)	9.42
Forfeited	(500)	41.52	(1,125)	12.45

Non-vested shares at March 31,	16,200	$43.45	42,820	$19.33

	2014		2013
Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at March 31,	41,607	$27.35	39,729	$18.31
Granted	17,976	42.99	15,109	43.21
Vested	(18,263)	25.16	(13,231)	18.31
Forfeited	(1,217)	27.60	—	—

Non-vested shares at March 31,	40,103	$35.35	41,607	$27.35

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

Share Repurchase Authorization

The Company invested $28,188,000, $5,401,000, and $1,909,000 during fiscal 2014, 2013, and 2012, respectively, to repurchase and cancel 633,816, 149,424, and 119,087 shares of common stock, respectively, pursuant to the Board of Directors’ authorizations. At March 31, 2014, the Board’s authorization to repurchase $2,083,000, or approximately 43,587 shares of common stock, remains outstanding. On May 15, 2013, the Board authorized the repurchase of $30,000,000 or approximately 652,000 shares of common stock.

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

J. SEGMENT REPORTING

The Company manages each segment based on gross margin and there are no material transactions between the segments. Operating, tax and other expenses are not allocated to individual segments. Additionally, given the crossover of customers, manufacturing and asset management, the Company does not maintain separate balance sheets for each segment. Accordingly, the segment information presented below is limited to sales and margin data.

	Years ended March 31,
	2014	2013	2012
Net sales
Snowmobile & ATV units	$615,608,000	$563,464,000	$477,329,000
Parts, garments, & accessories	114,883,000	108,124,000	107,939,000

Total net sales	730,491,000	671,588,000	585,268,000

Cost of goods sold
Snowmobile & ATV units	506,707,000	450,291,000	388,523,000
Parts, garments, & accessories	72,705,000	70,401,000	66,126,000

Total cost of goods sold	579,412,000	520,692,000	454,649,000

Gross profit
Snowmobile & ATV units	108,901,000	113,173,000	88,806,000
Parts, garments, & accessories	42,178,000	37,723,000	41,813,000

Total gross profit	$151,079,000	$150,896,000	$130,619,000

	Years ended March 31,
	2014	2013	2012
Net sales by product line
Snowmobile units	$282,442,000	$263,693,000	$250,438,000
ATV units	333,166,000	299,771,000	226,891,000
Parts, garments, & accessories	114,883,000	108,124,000	107,939,000

Total net sales	$730,491,000	$671,588,000	$585,268,000

	Years ended March 31,
	2014	2013	2012
Net sales by geography, based on location of the customer
United States	$404,347,000	$337,250,000	$292,049,000
Canada	215,631,000	215,569,000	180,608,000
Europe and other	110,513,000	118,769,000	112,611,000

Total net sales	$730,491,000	$671,588,000	$585,268,000

The Company has identifiable long-lived assets with total carrying values of approximately $751,000, $1,533,000 and $1,414,000 at March 31, 2014, 2013 and 2012, respectively, outside the United States in Canada and Europe.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Arctic Cat Inc.

We have audited the accompanying consolidated balance sheets of Arctic Cat Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arctic Cat Inc. and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 30, 2014, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

May 30, 2014

ARCTIC CAT INC.

EXHIBIT INDEX

Exhibit Number
3.1	Amended and Restated Articles of Incorporation of the Company—incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 filed with the SEC on June 30, 1997.
3.2	Amended and Restated By-Laws of the Company—incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 16, 2013.
4.1	Form of specimen common stock certificate—incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File Number 33-34984) filed with the SEC on May 21, 1990.
10.1*	Form of Employment Agreement between the Company and Timothy C. Delmore and Roger H. Skime—incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File Number 33-34984) filed with the SEC on May 21, 1990.
10.2+*	Form of Employment Agreement between the Company and Tracy J. Crocker, Bradley D. Darling, Paul A. Fisher and William J. Nee.
10.3*	2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC August 14, 2007.
10.4*	First Amendment to 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed with the SEC August 12, 2009.
10.5*	Second Amendment to 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed with the SEC April 5, 2011.
10.6*	Form of Restricted Stock Unit Agreement for Non-Employee Directors for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.3 the Registrant’s Current Report on Form 8-K filed with the SEC April 5, 2011.
10.7*	Form of Restricted Stock Unit Agreement for Executive Officers for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.4 the Registrant’s Current Report on Form 8-K filed with the SEC April 5, 2011.
10.8*	Form of Incentive Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC August 14, 2007.
10.9*	Form of Non-Qualified Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC August 14, 2007.
10.10*	Amended Form of Director Non-Qualified Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.2 the Registrant’s Current Report on Form 8-K filed with the SEC April 5, 2011.
10.11*	Form of Restricted Stock Agreement for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008.
10.12*	Form of Stock-Settled Appreciation Rights Agreement for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008.
10.13*	The Arctic Cat Inc. 2013 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2013.
10.14*	Form of Director Non-Qualified Stock Option Agreement—incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013.
10.15*	Form of Executive Officer Non-Qualified Stock Option Agreement—incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013.

Exhibit Number
10.16*	Form of Executive Officer Incentive Stock Option Agreement—incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013.
10.17*	Form of Registered Stock Unit Agreement for Non-Employee Directors—incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013.
10.18*	Form of Restricted Stock Unit Agreement for Executive Officers—incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013.
10.19*	Form of Stock-Settled Appreciation Rights Agreement—incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013.
10.20	Vendor Agreement dated October 14, 2009, between the Company, Arctic Cat Sales Inc. and GE Commercial Distribution Finance Corporation—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2009.
10.21	Amendment No. 1 dated October 20, 2009 to Vendor Agreement between the Company, Arctic Cat Sales, Inc., and GE Commercial Distribution Finance Corporation dated October 14, 2009—incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2009.
10.22	Amended and Restated Loan and Security Agreement, dated as of November 8, 2013, among the Company, certain financial institutions as lenders and Bank of America, N.A. as lender and administrative agent for the lenders—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2013.
10.23*	Amended and Restated Employment Agreement dated October 27, 2010 between the Company and Claude J. Jordan—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2010.
10.24	Amendment No. 3 dated September 30, 2010 to Vendor Agreement between the Company, Arctic Cat Sales, Inc., and GE Commercial Distribution Finance Corporation dated October 14, 2009—incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010.
21.1+	Subsidiaries of the Registrant
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Power of Attorney (see signature page)
31.1+	Section 302 Certification of Chief Executive Officer
31.2+	Section 302 Certification of Chief Financial Officer
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+	Financial statements from the annual report on Form 10-K of the Company for the year ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*	Management compensatory plan or arrangement
+	Filed with this Annual Report on Form 10-K