Form 10-Q
period 2014-06-30
ARCTIC CAT INC
filed 2014-08-07
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2014

or

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

At August 1, 2014, the registrant had 12,922,548 shares of Common Stock outstanding.

ARCTIC CAT INC.

Part I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2014	March 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$24,265,000	$22,524,000
Short-term investments	8,000	60,008,000
Accounts receivable, less allowances	33,194,000	42,003,000
Inventories	185,264,000	140,652,000
Prepaid expenses	4,218,000	3,815,000
Income taxes receivable	953,000	1,323,000
Deferred income taxes	16,063,000	14,971,000

Total current assets	263,965,000	285,296,000
Property and Equipment
Machinery, equipment and tooling	183,434,000	181,028,000
Land, buildings and improvements	29,758,000	29,758,000

	213,192,000	210,786,000
Less accumulated depreciation	157,939,000	154,855,000

	55,253,000	55,931,000
Other Assets	1,036,000	1,067,000

	$320,254,000	$342,294,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$80,298,000	$93,882,000
Accrued expenses	46,267,000	54,659,000

Total current liabilities	126,565,000	148,541,000
Deferred Income Taxes	8,895,000	8,710,000
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding: 12,914,282 at June 30, 2014 and 12,882,705 at March 31, 2014	129,000	129,000
Additional paid-in-capital	673,000	—
Accumulated other comprehensive loss	(4,984,000)	(2,110,000)
Retained earnings	188,976,000	187,024,000

Total shareholders’ equity	184,794,000	185,043,000

	$320,254,000	$342,294,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,
	2014	2013
Net sales
Snowmobile & ATV units	$119,978,000	$98,914,000
Parts, garments & accessories	23,661,000	21,854,000

Total net sales	143,639,000	120,768,000
Cost of goods sold
Snowmobile & ATV units	97,701,000	77,908,000
Parts, garments & accessories	15,137,000	13,700,000

Total cost of goods sold	112,838,000	91,608,000

Gross profit	30,801,000	29,160,000
Operating expenses
Selling & marketing	6,981,000	6,994,000
Research & development	5,346,000	5,282,000
General & administrative	12,904,000	8,411,000

Total operating expenses	25,231,000	20,687,000

Operating profit	5,570,000	8,473,000
Other income (expense)
Interest income	4,000	9,000
Interest expense	(40,000)	(3,000)

Total other income (expense)	(36,000)	6,000

Earnings before income taxes	5,534,000	8,479,000
Income tax expense	1,965,000	3,011,000

Net earnings	$3,569,000	$5,468,000

Net earnings per share
Basic	$0.28	$0.41

Diluted	$0.27	$0.40

Weighted average shares outstanding
Basic	12,896,000	13,215,000

Diluted	13,082,000	13,711,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
	2014	2013
Net earnings	$3,569,000	$5,468,000
Other comprehensive income (loss):
Foreign currency translation adjustments	(304,000)	638,000
Unrealized gain (loss) on derivative instruments, net of tax	(2,570,000)	3,131,000

Comprehensive income	$695,000	$9,237,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$3,569,000	$5,468,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,116,000	3,440,000
Deferred income tax expense	603,000	1,485,000
Stock-based compensation expense	1,904,000	1,329,000
Changes in operating assets and liabilities:
Trading securities	60,000,000	76,396,000
Accounts receivable, less allowances	8,683,000	(8,316,000)
Inventories	(44,932,000)	(52,367,000)
Prepaid expenses	(404,000)	(619,000)
Accounts payable	(17,644,000)	8,640,000
Accrued expenses	(8,368,000)	(11,742,000)
Income taxes	565,000	(6,125,000)

Net cash provided by operating activities	7,092,000	17,589,000
Cash flows from investing activities:
Purchases of property and equipment	(2,415,000)	(2,815,000)

Net cash used in investing activities	(2,415,000)	(2,815,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	9,000	19,000
Payments for income taxes on net-settled option exercises	(966,000)	(1,355,000)
Tax benefit from stock options exercises	732,000	1,522,000
Dividends paid	(1,617,000)	(1,326,000)
Repurchase of common stock	(1,006,000)	(1,438,000)

Net cash used in financing activities	(2,848,000)	(2,578,000)
Effect of exchange rate changes on cash and cash equivalents	(88,000)	289,000

Net increase in cash and cash equivalents	1,741,000	12,485,000
Cash and cash equivalents at beginning of period	22,524,000	35,566,000

Cash and cash equivalents at end of period	$24,265,000	$48,051,000

Supplemental disclosure of cash payments for:
Income taxes	$32,000	$5,539,000

Interest	$24,000	$3,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2014, results of operations for the three-month periods ended June 30, 2014 and 2013 and cash flows for the three-month periods ended June 30, 2014 and 2013. Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2014 is derived from the audited balance sheet as of that date.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

NOTE B–STOCK-BASED COMPENSATION

Stock Option Plans

The Company has stock-based compensation plans, previously approved by the Company’s shareholders that provide for incentive and non-qualified stock options and restricted stock awards to be granted to directors, officers and other key employees. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant. The stock options are generally subject to accelerated vesting if there is a change in control, as defined in the plans. The restricted stock awards generally vest over a period of two to three years and do not require cash payments from restricted stock award recipients. At June 30, 2014, the Company had 1,009,434 shares of common stock available for grant under the plans.

For the three months ended June 30, 2014 and 2013, the Company recorded stock-based compensation expense for stock options and restricted stock awards of $1,904,000 and $1,329,000, respectively, which have been included in general and administrative expenses. The Company’s total stock-based compensation related expense reduced both basic and diluted earnings per share by $0.09 and $0.06 for each of the three months ended June 30, 2014 and 2013, respectively.

At June 30, 2014, the Company had $3,325,000 of unrecognized compensation costs related to non-vested stock options and restricted stock awards that are expected to be recognized over a weighted average period of approximately two years.

The Company accounts for stock option based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. For stock options issued during the three months ended June 30, 2014 and 2013, the following assumptions were used to determine fair value:

	Three Months Ended June 30, 2014
Assumptions used:	2014	2013
Expected term (in years)	6 years	5 years
Expected volatility	49.0%	49.0%
Risk free interest rate	0.8%	0.8%
Expected dividend	1.0%	1.0%
Fair Value	$20.50	$21.68

Option transactions under the plans during the three months ended June 30, 2014, are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2014	480,837	$24.95
Granted	38,794	47.79
Exercised	(91,345)	15.62
Cancelled	(60)	15.77

Outstanding at June 30, 2014	428,226	$29.01	6.31 years	$5,415,000

Exercisable at June 30, 2014	338,994	$24.78	5.59 years	$5,407,000

The aggregate intrinsic value is based on the difference between the exercise price and the Company’s June 30, 2014 common share market value for in-the-money options.

The following tables summarize information concerning currently outstanding and exercisable stock options at June 30, 2014:

Options Outstanding and Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.26	7,800	2.54 years	$6.26	7,800	$6.26
9.57-13.59	54,287	5.76 years	10.79	54,287	10.79
14.68-21.03	139,421	6.99 years	16.18	139,421	16.18
21.96-27.69	24,000	9.35 years	24.83	24,000	24.83
33.67-47.79	202,718	5.78 years	44.07	113,486	43.30

	428,226	6.31 years	$29.01	338,994	$24.78

In August 2013, the Company’s shareholders adopted the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”). The 2013 Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards, other stock awards and dividend and dividend equivalents. At June 30, 2014, 1,009,434 shares of common stock remain available for issuance under the 2013 Plan.

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

Restricted Stock

The 2013 Plan provides for grants of restricted common stock and restricted stock units to executives and key employees of the Company. The restricted common stock and restricted stock units are valued based on the Company’s market value of common stock on the date of grant and the amount of any award is expensed over the requisite service period which approximates two to three years. If grantees are retirement eligible and awards would either fully vest upon retirement or continue to vest after retirement, the full amount of the related expense is recognized upon grant. At June 30, 2014, the Company had 7,600 shares of restricted common stock issued and outstanding and 18,405 unvested restricted stock units outstanding under the 2007 Plan and 8,000 shares of restricted common stock issued and outstanding and 42,195 unvested restricted stock units outstanding under the 2013 Plan. The shares of restricted common stock awarded have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

Compensation expenses associated with restricted stock awards totaled $121,000 and $87,000 for the three months ended June 30, 2014 and 2013, respectively. Compensation expenses associated with restricted stock units totaled $698,000 and $290,000 for the three months ended June 30, 2014 and 2013, respectively. The Company recognizes the expense for grants of restricted stock and restricted stock units on a straight-line basis in the statement of operations as general and administrative expense based on their fair value over their requisite service periods. At June 30, 2014, unamortized compensation expense of restricted stock totaled $503,000 and of restricted stock units totaled $1,672,000. The unamortized expense as of June 30, 2014 is expected to be recognized over a weighted average period of 1.4 years for restricted stock and restricted stock units.

Restricted stock and restricted stock unit award activity under the Plans during the three months ended June 30, 2014 and 2013 is summarized as follows:

	2014		2013
Restricted Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 31,	16,200	$43.45	42,820	$19.33
Awarded	7,500	34.02	—	—
Vested	(8,100)	33.33	(3,674)	12.90

Non-vested shares at June 30,	15,600	$44.17	39,146	$19.93

	2014		2013
Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 31,	40,103	$35.35	41,607	$27.35
Granted	43,772	37.05	17,976	42.99
Vested	(23,275)	29.41	(16,643)	23.75
Forfeited	—	—	(1,217)	27.60

Non-vested shares at June 30,	60,600	$38.86	41,723	$35.52

NOTE C–NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 200,656 shares of common stock with a weighted average exercise price of $44.18 outstanding during the three month period ended June 30, 2014, were excluded from the computation of common share equivalents because they were anti-dilutive as the per share exercise prices exceeded the per share market value. No options outstanding were excluded from the computation of common share equivalents because they were anti-dilutive during the three month periods ended June 30, 2013.

Weighted average shares outstanding consist of the following for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Weighted average number of common shares outstanding	12,896,000	13,215,000
Dilutive effect of option plan	186,000	496,000

Common and potential shares outstanding—diluted	13,082,000	13,711,000

NOTE D–SHORT-TERM INVESTMENTS

Trading securities consisted of $8,000 and $60,008,000, invested in various money market funds at June 30, 2014 and March 31, 2014, respectively. All of the trading securities are deemed to be Level 1 investments.

NOTE E–INVENTORIES

Inventories consist of the following:

	June 30, 2014	March 31, 2014
Raw materials and sub-assemblies	$53,937,000	$52,580,000
Finished goods	96,313,000	55,327,000
Parts, garments and accessories	35,014,000	32,745,000

	$185,264,000	$140,652,000

NOTE F–LINE OF CREDIT

The Company entered into a $100,000,000 senior secured revolving credit agreement in November 2013 for documentary and stand-by letters of credit, working capital needs and general corporate purposes, which amended and restated the Company’s prior $60,000,000 senior secured revolving credit agreement. This agreement is scheduled to expire in November 2017. Under the agreement, the Company may borrow up to $100,000,000 during May through November and up to $50,000,000 during all other months of the fiscal year. Borrowings under the line of credit bear interest at the greater of the following rates: the prime rate plus 0.75%, the federal funds rate plus 0.50% or LIBOR for a 30 day interest period plus 1.00%. As of June 30, 2014, the effective rate was 3.5%. All borrowings are collateralized by substantially all of the Company’s assets, including all real estate, accounts receivable and inventory. No borrowings from the line of credit were outstanding at June 30, 2014 and March 31, 2014. The outstanding letters of credit balances were $9,316,000 and $11,145,000 at June 30, 2014 and 2013, and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the terms of the credit agreement as of June 30, 2014. Outstanding letters of credit will be repaid during the six month period following execution or renewal of the letter of credit.

NOTE G–ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2014	March 31, 2014
Marketing	$9,726,000	$11,671,000
Compensation	5,059,000	9,338,000
Warranties	19,423,000	19,357,000
Insurance	5,839,000	7,026,000
Other	6,220,000	7,267,000

	$46,267,000	$54,659,000

NOTE H–PRODUCT WARRANTIES

The Company generally provides a limited warranty to the owner of snowmobiles for twelve months from the date of consumer registration and for six months from the date of registration on all-terrain vehicles (“ATVs”) and recreational off-highway vehicles (“ROVs”). The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims become known or the amounts are determinable. The following represents changes in the Company’s accrued warranty liability for the three-month periods ended June 30:

	2014	2013
Balance at beginning of period	$19,357,000	$18,709,000
Warranty provision	3,096,000	2,347,000
Warranty claim payments	(3,030,000)	(3,024,000)

Balance at end of period	$19,423,000	$18,032,000

NOTE I–SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

During the three months ended June 30, 2014 and 2013, the Company invested $1,006,000 and $1,438,000, respectively, to repurchase and cancel 26,951 and 31,364 shares of common stock, respectively, pursuant to the Board of Directors’ prior share repurchase program authorizations. At June 30, 2014 and 2013, the Company has remaining authorization to repurchase up to $1,076,000 and $28,833,000 of its common stock, or approximately 27,000 and 641,000 shares based on the per share closing price of $39.42 and $44.98 as of June 30, 2014 and 2013, respectively.

Additional Paid-in-Capital

The components of the changes in additional paid-in-capital during the following periods were as follows:

	Three Months Ended June 30,
	2014	2013
Balance at beginning of period	$—	$10,945,000
Proceeds from issuance of common stock	9,000	19,000
Payment for income taxes on net-settled option exercises	(966,000)	(1,355,000)
Tax benefits from stock options exercised	732,000	1,522,000
Repurchase of common stock	(1,006,000)	(1,438,000)
Stock-based compensation expense	1,904,000	1,329,000

Balance at end of period	$673,000	$11,022,000

Accumulated Other Comprehensive Loss

The components of the changes in accumulated other comprehensive loss during the following periods were as follows:

	Three Months Ended June 30,
	2014	2013
Balance at beginning of period	$(2,110,000)	$(4,166,000)
Unrealized gain (loss) on derivative instruments, net of tax	(2,570,000)	3,131,000
Foreign currency translation adjustment	(304,000)	638,000

Balance at end of period	$(4,984,000)	$(397,000)

Retained Earnings

The components of the changes in retained earnings during the following periods were as follows:

	Three Months Ended June 30,
	2014	2013
Balance at beginning of period	$187,024,000	$167,561,000
Net earnings	3,569,000	5,468,000
Dividends paid	(1,617,000)	(1,326,000)

Balance at end of period	$188,976,000	$171,703,000

NOTE J–COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide the Company’s North American dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At June 30, 2014, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $65,704,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material. The financing agreements also have loss sharing provisions should any dealer default, whereby the Company shares certain losses with the finance companies. The maximum potential liability to the Company under these provisions is approximately $2,367,000 at June 30, 2014.

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

NOTE K–FAIR VALUE MEASUREMENTS

As of June 30, 2014, we have notional Canadian dollar denominated cash flow hedges of approximately $126,982,000 (USD) with a weighted average contract exchange rate of 90.06 USD to CAD. The Company’s foreign currency contract fair value was a liability totaling $4,503,000 and considered a Level 2 measurement as of June 30, 2014. As of March 31, 2014, the Company’s foreign currency contract fair value was a liability totaling $424,000 and considered a Level 2 measurement. See Note L for additional information regarding the Company’s Derivative Instruments and Hedging Activities.

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

At June 30, 2014, the Company had the following open foreign currency contracts:

Foreign Currency	Notional Amounts (in US Dollars)	Net Unrealized Gain (Loss)
Canadian Dollar	$126,982,000	$(4,503,000)

These contracts, with maturities through March 31, 2015, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive income in shareholders’ equity.

The table below summarizes the carrying values of derivative instruments as of June 30, 2014 and March 31, 2014:

	Carrying Values of Derivative Instruments as of June 30, 2014
Derivatives designated as hedging instruments	Fair Value Assets	Fair Value (Liabilities)	Derivative Net Carrying Value
Foreign exchange contracts (1)	$—	$4,503,000	$4,503,000

	Carrying Values of Derivative Instruments as of March 31, 2014
Derivatives designated as hedging instruments	Fair Value Assets	Fair Value (Liabilities)	Derivative Net Carrying Value
Foreign exchange contracts (1)	$—	$424,000	$424,000

(1)	Assets are included in Accounts Receivable and liabilities are included in Accounts Payable on the accompanying consolidated balance sheets.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into the income statement in the same period during which the hedged transaction affects the income statement. Gains and losses on the derivative representing hedge ineffectiveness are recognized in the current income statement. The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in accumulated other comprehensive income for the three months ended June 30, 2014 and 2013:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,
	2014	2013
Foreign currency contracts	$(2,570,000)	$3,131,000

The ineffective portion of foreign currency contracts was not material for the three month periods ended June 30, 2014 and 2013.

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

	Three Months Ended June 30,
	2014	2013
Net sales
Snowmobile & ATV units	$119,978,000	$98,914,000
Parts, garments, & accessories	23,661,000	21,854,000

Total net sales	143,639,000	120,768,000

Cost of goods sold
Snowmobile & ATV units	97,701,000	77,908,000
Parts, garments, & accessories	15,137,000	13,700,000

Total cost of goods sold	112,838,000	91,608,000

Gross profit
Snowmobile & ATV units	22,277,000	21,006,000
Parts, garments, & accessories	8,524,000	8,154,000

Total gross profit	$30,801,000	$29,160,000

	Three Months Ended June 30,
	2014	2013
Net sales by product line
Snowmobile units	$56,152,000	$22,574,000
ATV units	63,826,000	76,340,000
Parts, garments, & accessories	23,661,000	21,854,000

Total net sales	$143,639,000	$120,768,000

	Three Months Ended June 30,
	2014	2013
Net sales by geography, based on location of the customer
United States	$88,587,000	$61,884,000
Canada	41,445,000	41,220,000
Europe and other	13,607,000	17,664,000

Total net sales	$143,639,000	$120,768,000

The Company has identifiable long-lived assets with total carrying values of approximately $708,000 and $751,000 at June 30, 2014 and March 31, 2014, respectively, outside the United States in Canada and Europe.

NOTE N–RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition that supersedes existing revenue recognition guidance (but does not apply to nor supersede accounting guidance for lease contracts). The ASU’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for reporting periods beginning after December 15, 2016, and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated results.

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

Executive Overview

The following discussion pertains to our results of operations and financial position for the quarter ended June 30, 2014. Due to the seasonality of the snowmobile, ATV and PG&A businesses, and due to certain changes in production and shipping cycles, the results of such period are not necessarily indicative of the results to be expected for the full year.

For the first quarter ended June 30, 2014, we reported net sales of $143.6 million and net earnings of $3.6 million, or $0.27 per diluted share, compared to first quarter ended June 30, 2013 net sales of $120.8 million and net earnings of $5.5 million, or $0.40 per diluted share. We recorded an executive severance charge during the first quarter that reduced earnings by $0.08 per diluted share. Excluding this charge, our first quarter earnings totaled $0.35 per diluted share. Increased sales were not enough to overcome the unfavorable Canadian currency and the planned increase in lower margin OEM sales in the 2015 first quarter, resulting in lower profitability compared to record earnings in the first quarter last year. Going forward, we remain focused on increasing sales this fiscal year by introducing innovative new products, as well as continuing to leverage our operating efficiency.

Our snowmobile sales in the fiscal 2015 first quarter increased 148.7% to $56.2 million, up from $22.6 million in the prior-year quarter. The increase in snowmobile sales during the quarter was largely due to Arctic Cat’s expanded OEM partnership. Following strong retail sales and market share gains in fiscal 2014, we anticipate higher snowmobile sales to our dealers in the current fiscal year. We are committed to investing in research and development in order to remain an industry innovation leader. We expect fiscal 2015 North American industry retail snowmobile sales to be flat to up 3%.

Our ATV/side-by-side sales for the first quarter decreased 16.4% to $63.8 million versus $76.3 million in the prior-year quarter, as planned to reduce our dealer inventories ahead of our ATV dealer show in September 2014. We expect fiscal 2015 North American core ATV industry retail sales will grow up to 2%, and the side-by-side industry will continue to show growth in the 6% to 9% range.

First quarter PG&A sales increased 8.3% to $23.7 million versus $21.9 million in the prior-year quarter. Contributing to the increased sales were strong sales of newly developed Wildcat Trail accessories, as well as core ATV accessories. Arctic Cat continues to expect its PG&A business to grow in fiscal 2015 through the expansion of its Wildcat accessories and continued growth of the parts business.

For the fiscal year ending March 31, 2015, we now estimate full-year net earnings to be in the range of $2.25 to $2.35 per diluted share, which includes the executive severance charge of $0.08 recorded in the fiscal 2015 first quarter, on anticipated sales in the range of $775 million to $786 million. Previously, the Company estimated full-year earnings in the range of $2.33 to $2.43 per diluted share.

Results of Operations

Product Line Sales

	Three Months Ended June 30,
($ in thousands)	2014	Percent of Net Sales	2013	Percent of Net Sales	Change 2014 vs. 2013
Snowmobile	$56,152	39.1%	$22,574	18.7%	148.7%
ATV	63,826	44.4%	76,340	63.2%	(16.4)%
Parts, garments & accessories	23,661	16.5%	21,854	18.1%	8.3%

Net Sales	$143,639	100.0%	$120,768	100.0%	18.9%

During the first quarter of fiscal 2015, net sales increased 18.9% to $143.6 million from $120.8 million in the first quarter of fiscal 2014, due to sales increases for snowmobile and PG&A businesses. Snowmobile unit volume increased 78.8%, ATV unit volume decreased 6.8%, and PG&A sales increased $1.8 million or 8.3%. The increase in net sales was driven by higher snowmobile sales to our OEM partner, in addition to increased sales from our PG&A business, due to the increase in sales of newly developed accessories for the new Wildcat Trail model, as well as core ATV accessories. Sales of ATVs and side-by-sides were lower in the first quarter as planned to reduce dealer inventories ahead of our ATV dealer show in September 2014.

Cost of Goods Sold

	Three Months Ended June 30,
($ in thousands)	2014	Percent of Net Sales	2013	Percent of Net Sales	Change 2014 vs. 2013
Snowmobile & ATV units	$97,701	68.0%	$77,908	64.5%	25.4%
Parts, garments & accessories	15,137	10.5%	13,700	11.3%	10.5%

Total Cost of Goods Sold	$112,838	78.5%	$91,608	75.8%	23.2%

During the first quarter of fiscal 2015, cost of sales increased 23.2% to $112.8 million from $91.6 million for the first quarter of fiscal 2014. Fiscal 2015 snowmobile and ATV unit cost of sales increased 25.4% to $97.7 million from $77.9 million, which was directionally in line with increases in unit sales during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The first quarter of fiscal 2015 cost of sales for PG&A increased 10.5% to $15.1 million from $13.7 million for the first quarter of fiscal 2014 due to increased sales.

Gross Profit

	Three Months Ended June 30,
($ in thousands)	2014	2013	Change 2014 vs. 2013
Gross Profit Dollars	$30,801	$29,160	5.6%
Percentage of Net Sales	21.4%	24.1%	(2.7)%

Gross profit increased 5.6% to $30.8 million in the first quarter of fiscal 2015 from $29.2 million in the first quarter of fiscal 2014. The gross profit percentage for the first quarter of fiscal 2015 decreased to 21.4% versus 24.1% in fiscal 2014. The decrease in the first quarter of fiscal 2015 gross profit percentages was primarily due to unfavorable Canadian currency exchange and increased sales of lower margin OEM snowmobiles compared to the first quarter of fiscal 2014.

Operating Expenses

	Three Months Ended June 30,
($ in thousands)	2014	2013	Change 2014 vs. 2013
Selling & Marketing	$6,981	$6,994	(0.2)%
Research & Development	5,346	5,282	1.2%
General & Administrative	12,904	8,411	53.4%

Total Operating Expenses	$25,231	$20,687	22.0%

Percentage of Net Sales	17.6%	17.1%

Selling and Marketing expenses were essentially flat at $7.0 million in the first quarter of fiscal 2015 from $7.0 million in the first quarter of fiscal 2014. Research and Development expenses increased 1.2% to $5.3 million in the first quarter of fiscal 2015 compared to $5.3 million in the first quarter of fiscal 2014, primarily due to higher product development expenses. General and Administrative expenses increased 53.4% to $12.9 million in the first quarter of fiscal 2015 from $8.4 million in the first quarter of fiscal 2014, primarily due to higher Canadian hedge costs, higher legal expenses and a $1.5 million severance charge relating to the departure of our former CEO in May 2014.

Other Income / Expense

We had $4,000 in interest income in the first quarter of fiscal 2015 compared to $9,000 in the first quarter of fiscal 2014. Interest expense increased to $40,000 in the first quarter of fiscal 2015 from $3,000 in the first quarter of fiscal 2014. Interest expense was higher due to increased borrowing levels resulting primarily from lower cash levels at the beginning of the fiscal year compared to last year.

Liquidity and Capital Resources

The seasonality of our snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production and commencement of shipments late in the first quarter create significant fluctuations in our working capital requirements. Historically, we have financed our working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Our cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when our snowmobile and ATV production cycles begin in the spring. Accounts receivable decreased to $33.2 million at June 30, 2014 from $43.7 million at June 30, 2013, primarily due to timing of snowmobile and ATV/side-by-side shipments. The accounts receivable balance at March 31, 2014 was $42.0 million. Inventory increased to $185.3 million at June 30, 2014 from $149.7 million at June 30, 2013, primarily due to increased snowmobile production as well as increased ATV/side-by-side inventory. Inventory was $140.7 million at March 31, 2014. The increases in our inventory balances as of June 30, 2014 compared to March 31, 2014 are due to the seasonality of our snowmobile, ATV and PG&A businesses as well as the items discussed above. During the three months ended June 30, 2014, we repurchased 26,951 shares of our common stock at a total cost of $1.0 million under the share repurchase program previously approved by the Board of Directors in May 2013, and we repurchased an additional 60,689 shares of our common stock at a total cost of $2.4 million for the exercise and related income taxes for net-settled stock options and RSUs. Cash and short-term investments were $24.3 million and $48.9 million at June 30, 2014 and 2013, respectively, and $82.5 million at March 31, 2014. Cash and short-term investments decreased from March 31, 2014, due to the seasonality of our business. Our investment objectives are first, safety of principal, and second, rate of return. No short-term bank borrowings were outstanding at June 30, 2014 and 2013 and March 31, 2014.

We believe current available cash and cash generated from operations together with working capital financing through our available line of credit will provide sufficient funds to finance operations on a short and long-term basis.

Line of Credit

We entered into a $100,000,000 senior secured revolving credit agreement in November 2013 for documentary and stand-by letters of credit, working capital needs and general corporate purposes, which amended and restated our prior $60,000,000 senior secured revolving credit agreement. We may borrow up to $100,000,000 during May through November and up to $50,000,000 during all other months of the fiscal year. We were in compliance with the terms of the credit agreement as of June 30, 2014. See Note F of the notes to condensed consolidated financial statements herein for further discussion.

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

Certain Information Concerning Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

See our most recent Annual Report on Form 10-K for the year ended March 31, 2014 for a discussion of our critical accounting policies.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition that supersedes existing revenue recognition guidance (but does not apply to nor supersede accounting guidance for lease contracts). The ASU’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for reporting periods beginning after December 15, 2016, and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated results.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Quarterly Report on Form 10-Q, and future filings with the Securities and Exchange Commission, our press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements, including statements related to our fiscal 2015 outlook, business strategy and expected product introductions and demand. In particular, these include, among others, statements relating to our anticipated capital expenditures, research and development expenditures, product introductions, the effect of weather conditions and dealer ordering processes on our net sales, legal proceedings, our expectations regarding financing arrangements, our wholesale and retail sales and market share expectations, inventory levels, industry wholesale and retail sales and demand expectations, depreciation and amortization expense, dividends, sufficiency of funds to finance our operations and capital expenditures, raw material and component supply expectations, adequacy of insurance, and the effect of regulations on us and our industry and our compliance with such regulations. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors including, but not limited to the following: product mix and volume; competitive pressure on sales, pricing and sales incentives; increases in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines; interruption of dealer floorplan financing; warranty expenses and product recalls; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of reserves or insured amounts; environmental and product safety regulatory activity; effects of the weather; general economic conditions and political changes; interest rate changes; consumer demand and confidence; and those factors set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014, under heading “Item 1A. Risk Factors.” We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2014. As of June 30, 2014, we have notional Canadian dollar denominated cash flow hedges of approximately $126,982,000 (USD) with a weighted average contract exchange rate of 90.06 USD to CAD. The fair values of the Canadian dollar contracts at June 30, 2014 represent an unrealized loss of $4,503,000. A ten percent fluctuation in the currency rates as of June 30, 2014 would have resulted in a change in the fair value of the Canadian dollar hedge contracts of approximately $12,698,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

Information regarding inflation, foreign currency exchange rates and interest rates is discussed within “Quantitative and Qualitative Disclosures About Market Risk-Foreign Exchange Rates and Interest Rates” and Footnote A to the Financial Statements in the Company’s 2014 Annual Report on Form 10-K. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and are not deemed to be significant.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Company Equity Securities

On May 15, 2013, the Company’s Board of Directors approved a $30,000,000 common stock share repurchase program. The share repurchase program does not have an expiration date. The following table presents the total number of shares repurchased during the first quarter of fiscal 2015 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program as of the end of the first quarter of fiscal 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1, 2014 – April 30, 2014	5,093	$47.51	0	50,942
May 1, 2014 – May 31, 2014	992	40.22	0	55,845
June 1, 2014 – June 30, 2014	81,555	38.11	26,951	27,304

Total	87,640	$38.68	26,951	27,304

(1)	26,951 shares purchased were under the share repurchase program and 60,689 shares were withheld for the exercise and related income taxes for net-settled stock options and RSUs.
(2)	The Maximum Number of Shares that May Yet Be Purchased for the periods represents the number of shares purchasable at the closing price of the Company’s common stock on the last day of the month under the share repurchase program.

We have historically purchased our common stock primarily to offset the dilution created by employee stock option exercises and because the Board of Directors believes investment in our common stock is a good use of our excess cash.

Item 6. Exhibits

Exhibit Number	Description

3 (a)	Amended and Restated Articles of Incorporation of the Company	(1)

3 (b)	Amended and Restated By-Laws of the Company	(2)

4 (a)	Form of specimen common stock certificate	(3)

10.1	Limited Term Employment Agreement, dated June 2, 2014, between the Company and Christopher A. Twomey.	(4)

10.2	Amendment to Employment Agreement, dated June 2, 2014, between the Company and Timothy C. Delmore.	(4)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(5)

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(5)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(5)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(5)

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.	(5)

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 16, 2013.
(3)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement. (File Number 33-34984)
(4)	Incorporated herein by reference to the Company’s Current Report on form 8-K filed June 5, 2014.
(5)	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date: August 7, 2014	By	/s/ Christopher A. Twomey
Christopher A. Twomey
Chief Executive Officer

Date: August 7, 2014	By	/s/ Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer