Form 10-Q
period 2014-09-30
ARCTIC CAT INC
filed 2014-11-06
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2014

or

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

At October 31, 2014, the registrant had 12,935,158 shares of Common Stock outstanding.

ARCTIC CAT INC.

Part I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2014	March 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$24,014,000	$22,524,000
Short-term investments	8,000	60,008,000
Accounts receivable, less allowances	106,039,000	42,003,000
Inventories	170,084,000	140,652,000
Prepaid expenses	3,370,000	3,815,000
Income taxes receivable	—	1,323,000
Deferred income taxes	17,876,000	14,971,000

Total current assets	321,391,000	285,296,000
Property and Equipment
Machinery, equipment and tooling	190,113,000	181,028,000
Land, buildings and improvements	29,757,000	29,758,000

	219,870,000	210,786,000
Less accumulated depreciation	162,746,000	154,855,000

	57,124,000	55,931,000
Other Assets	931,000	1,067,000

	$379,446,000	$342,294,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$98,276,000	$93,882,000
Accrued expenses	61,608,000	54,659,000
Income taxes payable	10,259,000	—

Total current liabilities	170,143,000	148,541,000
Deferred Income Taxes	9,080,000	8,710,000
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding: 12,933,573 at September 30, 2014 and 12,882,705 at March 31, 2014	129,000	129,000
Additional paid-in-capital	1,265,000	—
Accumulated other comprehensive loss	(3,912,000)	(2,110,000)
Retained earnings	202,741,000	187,024,000

Total shareholders’ equity	200,223,000	185,043,000

	$379,446,000	$342,294,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net sales
Snowmobile & ATV units	$227,382,000	$208,076,000	$347,360,000	$306,990,000
Parts, garments & accessories	35,097,000	30,449,000	58,758,000	52,303,000

Total net sales	262,479,000	238,525,000	406,118,000	359,293,000
Cost of goods sold
Snowmobile & ATV units	185,064,000	157,748,000	282,765,000	235,656,000
Parts, garments & accessories	22,334,000	19,103,000	37,471,000	32,803,000

Total cost of goods sold	207,398,000	176,851,000	320,236,000	268,459,000

Gross profit	55,081,000	61,674,000	85,882,000	90,834,000
Operating expenses
Selling & marketing	12,074,000	12,116,000	19,055,000	19,110,000
Research & development	6,621,000	6,286,000	11,967,000	11,568,000
General & administrative	12,325,000	7,019,000	25,229,000	15,430,000

Total operating expenses	31,020,000	25,421,000	56,251,000	46,108,000

Operating profit	24,061,000	36,253,000	29,631,000	44,726,000
Other income (expense)
Interest income	6,000	7,000	10,000	16,000
Interest expense	(209,000)	(37,000)	(249,000)	(40,000)

Total other expense	(203,000)	(30,000)	(239,000)	(24,000)

Earnings before income taxes	23,858,000	36,223,000	29,392,000	44,702,000
Income tax expense	8,469,000	12,858,000	10,434,000	15,869,000

Net earnings	$15,389,000	$23,365,000	$18,958,000	$28,833,000

Net earnings per share
Basic	$1.19	$1.75	$1.47	$2.17

Diluted	$1.18	$1.70	$1.45	$2.10

Weighted average shares outstanding
Basic	12,922,000	13,379,000	12,909,000	13,297,000

Diluted	13,074,000	13,726,000	13,078,000	13,718,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net earnings	$15,389,000	$23,365,000	$18,958,000	$28,833,000
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,602,000)	1,088,000	(2,906,000)	1,726,000
Unrealized gain (loss) on derivative instruments, net of tax	3,674,000	(2,500,000)	1,104,000	631,000

Comprehensive income	$16,461,000	$21,953,000	$17,156,000	$31,190,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$18,958,000	$28,833,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,184,000	7,017,000
Deferred income tax expense	(3,183,000)	863,000
Stock-based compensation expense	2,799,000	1,921,000
(Gain) loss on disposal of fixed assets	(1,000)	1,000
Changes in operating assets and liabilities:
Trading securities	60,000,000	77,240,000
Accounts receivable, less allowances	(63,581,000)	(73,322,000)
Inventories	(30,377,000)	(73,407,000)
Prepaid expenses	435,000	1,450,000
Accounts payable	867,000	45,740,000
Accrued expenses	7,171,000	335,000
Income taxes	11,456,000	1,438,000

Net cash provided by operating activities	12,728,000	18,109,000
Cash flows from investing activities:
Purchases of property and equipment	(9,328,000)	(8,326,000)

Net cash used in investing activities	(9,328,000)	(8,326,000)
Cash flows from financing activities:
Checks written in excess of bank balances	4,101,000	—
Proceeds from issuance of common stock	34,000	19,000
Payments for income taxes on net-settled option exercises	(1,300,000)	(7,630,000)
Tax benefit from stock options exercises	739,000	7,493,000
Dividends paid	(3,241,000)	(2,677,000)
Repurchase of common stock	(1,007,000)	(2,932,000)

Net cash used in financing activities	(674,000)	(5,727,000)
Effect of exchange rate changes on cash and cash equivalents	(1,236,000)	452,000

Net increase in cash and cash equivalents	1,490,000	4,508,000
Cash and cash equivalents at beginning of period	22,524,000	35,566,000

Cash and cash equivalents at end of period	$24,014,000	$40,074,000

Supplemental disclosure of cash payments for:
Income taxes	$1,067,000	$5,722,000

Interest	$149,000	$40,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2014, results of operations for the three-month and six-month periods ended September 30, 2014 and 2013 and cash flows for the six-month periods ended September 30, 2014 and 2013. Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2014 is derived from the audited balance sheet as of that date.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

NOTE B–STOCK-BASED COMPENSATION

Stock Option Plans

The Company has stock-based compensation plans, previously approved by the Company’s shareholders that provide for incentive and non-qualified stock options, restricted stock and restricted stock unit awards and other incentive awards to be granted to directors, officers, other key employees and consultants. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant. The stock options are generally subject to accelerated vesting if there is a change in control, as defined in the plans. The restricted stock awards generally vest over a period of two to three years and do not require cash payments from restricted stock award recipients. At September 30, 2014, the Company had 1,017,619 shares of common stock available for grant under the plans.

For the three months ended September 30, 2014 and 2013, the Company recorded stock-based compensation expense for stock options and restricted stock awards of $895,000 and $592,000, respectively, and for the six months ended September 30, 2014 and 2013, the Company recorded stock-based compensation expense for stock options and restricted stock awards of $2,799,000 and $1,921,000, respectively, which have been included in general and administrative expenses. The Company’s total stock-based compensation related expense reduced both basic and diluted earnings per share by $0.04 and $0.03 for each of the three months ended September 30, 2014 and 2013, respectively, and by $0.14 and $0.09 for the six months ended September 30, 2014 and 2013, respectively.

At September 30, 2014, the Company had $2,426,000 of unrecognized compensation costs related to non-vested stock options and restricted stock awards that are expected to be recognized over a weighted average period of approximately two years.

The Company accounts for stock option based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. For stock options issued during the six months ended September 30, 2014 and 2013, the following assumptions were used to determine fair value:

	Six Months Ended September 30, 2014
Assumptions used:	2014	2013
Expected term (in years)	6 years	5 years
Expected volatility	49.0%	49.0%
Risk free interest rate	0.8%	0.8%
Expected dividend	1.0%	1.0%
Fair Value	$20.38	$21.68

Option transactions under the plans during the six months ended September 30, 2014, are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2014	480,837	$24.95
Granted	38,794	47.52
Exercised	(95,345)	15.23
Cancelled	(68,936)	43.28

Outstanding at September 30, 2014	355,350	$26.46	7.35 years	$4,254,000

Exercisable at September 30, 2014	266,118	$20.27	6.87 years	$4,252,000

The aggregate intrinsic value is based on the difference between the exercise price and the Company’s September 30, 2014 common share market value for in-the-money options.

The following tables summarize information concerning currently outstanding and exercisable stock options at September 30, 2014:

Options Outstanding and Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.26	3,800	4.85 years	$6.26	3,800	$6.26
9.57-13.59	54,287	5.50 years	10.79	54,287	10.79
14.68-21.03	139,421	6.74 years	16.18	139,421	16.18
21.96-27.69	24,000	9.10 years	24.83	24,000	24.83
33.67-47.79	133,842	8.50 years	44.39	44,610	43.31

	355,350	7.35 years	$26.46	266,118	$20.27

In August 2013, the Company’s shareholders adopted the 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”). The 2013 Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards, other stock awards and dividend and dividend equivalents. At September 30, 2014, 1,017,619 shares of common stock remain available for issuance under the 2013 Plan.

In August 2007, the Company’s shareholders adopted the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”, and along with the 2013 Plan, “the Plans”). The terms of the 2007 Plan are substantially identical to those of the 2013 Plan. With the adoption of the 2013 Plan, the Company’s Board of Directors determined no further awards will be granted from the 2007 Plan.

The expected term of options granted is the safe harbor period. The volatility is based on historic volatilities from the traded shares of the Company over the past two and one-half years. The risk-free interest rate for periods matching the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend is based on the historic dividend of the Company. The Company has analyzed the forfeitures of stock and option grants and has used a ten percent forfeiture rate in the expense calculation.

Restricted Stock

The 2013 Plan provides for grants of restricted common stock and restricted stock units to executives and key employees of the Company. The restricted common stock and restricted stock units are valued based on the Company’s market value of common stock on the date of grant and the amount of any award is expensed over the requisite service period which approximates two to three years. If grantees are retirement eligible and awards would either fully vest upon retirement or continue to vest after retirement, the full amount of the related expense is recognized upon grant. At September 30, 2014, the Company had 7,300 shares of restricted common stock issued and outstanding and 13,231 unvested restricted stock units outstanding under the 2007 Plan and 8,000 shares of restricted common stock issued and outstanding and 22,768 unvested restricted stock units outstanding under the 2013 Plan. The shares of restricted common stock awarded have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

Restricted stock and restricted stock unit award activity under the Plans during the six months ended September 30, 2014 and 2013 is summarized as follows:

	2014		2013
Restricted Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 31,	16,200	$43.45	42,820	$19.33
Awarded	7,500	34.02	8,000	53.91
Vested	(8,400)	33.74	(34,120)	15.66

Non-vested shares at September 30,	15,300	$44.16	16,700	$43.40

	2014			2013
Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 31,	40,103	$35.35	41,607	$27.35
Granted	43,772	37.05	17,976	42.99
Vested	(47,876)	32.77	(16,643)	23.75
Forfeited	—	—	(1,217)	27.60

Non-vested shares at September 30,	35,999	$40.85	41,723	$35.52

NOTE C–NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 131,780 and 166,218 shares of common stock with a weighted average exercise price of $44.64 and $44.36 outstanding during the three and six month periods ended September 30, 2014, were excluded from the computation of common share equivalents because they were anti-dilutive as the per share exercise prices exceeded the per share market value. No options outstanding were excluded from the computation of common share equivalents because they were anti-dilutive during the three and six month periods ended September 30, 2013.

Weighted average shares outstanding consist of the following for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of common shares outstanding	12,922,000	13,379,000	12,909,000	13,297,000
Dilutive effect of option plan	152,000	347,000	169,000	421,000

Common and potential shares outstanding—diluted	13,074,000	13,726,000	13,078,000	13,718,000

NOTE D–SHORT-TERM INVESTMENTS

Trading securities consisted of $8,000 and $60,008,000, invested in various money market funds at September 30, 2014 and March 31, 2014, respectively. All of the trading securities are deemed to be Level 1 investments.

NOTE E–INVENTORIES

Inventories consist of the following:

	September 30, 2014	March 31, 2014
Raw materials and sub-assemblies	$56,384,000	$52,580,000
Finished goods	76,657,000	55,327,000
Parts, garments and accessories	37,043,000	32,745,000

	$170,084,000	$140,652,000

NOTE F–LINE OF CREDIT

The Company entered into a $100,000,000 senior secured revolving credit agreement in November 2013 for documentary and stand-by letters of credit, working capital needs and general corporate purposes, which amended and restated the Company’s prior $60,000,000 senior secured revolving credit agreement. This agreement is scheduled to expire in November 2017. Under the agreement, the Company may borrow up to $100,000,000 during May through November and up to $50,000,000 during all other months of the fiscal year. Borrowings under the line of credit bear interest at the greater of the following rates: the prime rate plus 0.75%, the federal funds rate plus 0.50% or LIBOR for a 30 day interest period plus 1.00%. As of September 30, 2014, the effective rate was 3.5%. All borrowings are collateralized by substantially all of the Company’s assets, including all real estate, accounts receivable and inventory. No borrowings from the line of credit were outstanding at September 30, 2014 and March 31, 2014. The outstanding letters of credit balances were $6,079,000 and $4,583,000 at September 30, 2014 and 2013, and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the terms of the credit agreement as of September 30, 2014. Outstanding letters of credit will be repaid during the six month period following execution or renewal of the letter of credit.

NOTE G–ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2014	March 31, 2014
Marketing	$10,369,000	$11,671,000
Compensation	10,228,000	9,338,000
Warranties	27,785,000	19,357,000
Insurance	5,907,000	7,026,000
Other	7,319,000	7,267,000

	$61,608,000	$54,659,000

NOTE H–PRODUCT WARRANTIES

The Company generally provides a limited warranty to the owner of snowmobiles for twelve months from the date of consumer registration and for six months from the date of consumer registration on all-terrain vehicles (“ATVs”) and recreational off-highway vehicles (“ROVs”). The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims become known or the amounts are determinable, including costs associated with safety recalls, which may occur after the standard warranty period. The following represents changes in the Company’s accrued warranty liability for the six-month periods ended September 30:

	2014	2013
Balance at beginning of period	$19,357,000	$18,709,000
Warranty provision	13,815,000	7,228,000
Warranty claim payments	(5,387,000)	(5,284,000)

Balance at end of period	$27,785,000	$20,653,000

NOTE I–SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

During the six months ended September 30, 2014 and 2013, the Company invested $1,007,000 and $2,933,000, respectively, to repurchase and cancel 26,951 and 59,059 shares of common stock, respectively, pursuant to the Board of Directors’ prior share repurchase program authorizations. At September 30, 2014 and 2013, the Company has remaining authorization to repurchase up to $26,076,000 and $27,339,000 of its common stock, or approximately 749,000 and 479,000 shares based on the per share closing price of $34.82 and $57.05 as of September 30, 2014 and 2013, respectively.

Additional Paid-in-Capital

The components of the changes in additional paid-in-capital during the following periods were as follows:

	Six Months Ended September 30,
	2014	2013
Balance at beginning of period	$—	$10,945,000
Proceeds from issuance of common stock	34,000	19,000
Payment for income taxes on net-settled option exercises	(1,300,000)	(7,630,000)
Tax benefits from stock options exercised	739,000	7,493,000
Repurchase of common stock	(1,007,000)	(2,932,000)
Stock-based compensation expense	2,799,000	1,921,000

Balance at end of period	$1,265,000	$9,816,000

Accumulated Other Comprehensive Loss

The components of the changes in accumulated other comprehensive loss during the following periods were as follows:

	Six Months Ended September 30,
	2014	2013
Balance at beginning of period	$(2,110,000)	$(4,166,000)
Unrealized gain (loss) on derivative instruments, net of tax	1,104,000	631,000
Foreign currency translation adjustment	(2,906,000)	1,726,000

Balance at end of period	$(3,912,000)	$(1,809,000)

Retained Earnings

The components of the changes in retained earnings during the following periods were as follows:

	Six Months Ended September 30,
	2014	2013
Balance at beginning of period	$187,024,000	$167,561,000
Net earnings	18,958,000	28,833,000
Dividends paid	(3,241,000)	(2,677,000)

Balance at end of period	$202,741,000	$193,717,000

NOTE J–COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide the Company’s North American dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At September 30, 2014, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $67,270,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material. The financing agreements also have loss sharing provisions should any dealer default, whereby the Company shares certain losses with the finance companies. The maximum potential liability to the Company under these provisions is approximately $2,412,000 at September 30, 2014.

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

NOTE K–FAIR VALUE MEASUREMENTS

As of September 30, 2014, we have notional Canadian dollar denominated cash flow hedges of approximately $88,474,000 (USD) with a weighted average contract exchange rate of 90.28 USD to CAD. The Company’s foreign currency contract fair value was an asset totaling $1,329,000 and considered a Level 2 measurement as of September 30, 2014. As of March 31, 2014, the Company’s foreign currency contract fair value was a liability totaling $424,000 and considered a Level 2 measurement. See Note L for additional information regarding the Company’s Derivative Instruments and Hedging Activities.

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

At September 30, 2014, the Company had the following open foreign currency contracts:

Foreign Currency	Notional Amounts (in US Dollars)	Net Unrealized Gain (Loss)
Canadian Dollar	$88,474,000	$1,329,000

These contracts, with maturities through March 31, 2015, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive income in shareholders’ equity.

The table below summarizes the carrying values of derivative instruments as of September 30, 2014 and March 31, 2014:

	Carrying Values of Derivative Instruments as of September 30, 2014
Derivatives designated as hedging instruments	Fair Value Assets	Fair Value (Liabilities)	Derivative Net Carrying Value
Foreign exchange contracts (1)	$1,329,000	$—	$1,329,000

	Carrying Values of Derivative Instruments as of March 31, 2014
Derivatives designated as hedging instruments	Fair Value Assets	Fair Value (Liabilities)	Derivative Net Carrying Value
Foreign exchange contracts (1)	$—	$424,000	$424,000

(1)	Assets are included in Accounts Receivable and liabilities are included in Accounts Payable on the accompanying consolidated balance sheets.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into the income statement in the same period during which the hedged transaction affects the income statement. Gains and losses on the derivative representing hedge ineffectiveness are recognized in the current income statement. The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in accumulated other comprehensive income for the three and six months ended September 30, 2014 and 2013:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Foreign currency contracts	$3,674,000	$(2,500,000)	$1,104,000	$631,000

The ineffective portion of foreign currency contracts was not material for the three and six month periods ended September 30, 2014 and 2013.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net sales
Snowmobile & ATV units	$227,382,000	$208,076,000	$347,360,000	$306,990,000
Parts, garments, & accessories	35,097,000	30,449,000	58,758,000	52,303,000

Total net sales	262,479,000	238,525,000	406,118,000	359,293,000

Cost of goods sold
Snowmobile & ATV units	185,064,000	157,748,000	282,765,000	235,656,000
Parts, garments, & accessories	22,334,000	19,103,000	37,471,000	32,803,000

Total cost of goods sold	207,398,000	176,851,000	320,236,000	268,459,000

Gross profit
Snowmobile & ATV units	42,318,000	50,328,000	64,595,000	71,334,000
Parts, garments, & accessories	12,763,000	11,346,000	21,287,000	19,500,000

Total gross profit	$55,081,000	$61,674,000	$85,882,000	$90,834,000

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net sales by product line
Snowmobile units	$157,791,000	$135,425,000	$213,943,000	$157,999,000
ATV units	69,591,000	72,651,000	133,417,000	148,991,000
Parts, garments, & accessories	35,097,000	30,449,000	58,758,000	52,303,000

Total net sales	$262,479,000	$238,525,000	$406,118,000	$359,293,000

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net sales by geography, based on location of the customer
United States	$150,538,000	$105,505,000	$239,195,000	$167,389,000
Canada	69,316,000	82,946,000	110,761,000	124,167,000
Europe and other	42,625,000	50,074,000	56,162,000	67,737,000

Total net sales	$262,479,000	$238,525,000	$406,118,000	$359,293,000

The Company has identifiable long-lived assets with total carrying values of approximately $554,000 and $751,000 at September 30, 2014 and March 31, 2014, respectively, outside the United States in Canada and Europe.

NOTE N – CASH AND CASH EQUIVALENTS

The Company includes checks issued but not presented for payment in cash and cash equivalents as a reduction of other cash balances unless checks written are in excess of the bank balance. As of September 30, 2014, the Company had $4,101,000 of checks written in excess of bank balances which were classified as accounts payable on the balance sheet and included in the statement of cash flows for the six months ended September 30, 2014 as a financing activity. As of March 31, 2014 and September 30, 2013, the Company had no checks written in excess of bank balances.

NOTE O – RECENT ACCOUNTING PRONOUNCEMENTS

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

Executive Overview

The following discussion pertains to our results of operations and financial position for the quarter and six-month period ended September 30, 2014. Due to the seasonality of the snowmobile, ATV and PG&A businesses, and due to certain changes in production and shipping cycles, the results of such period are not necessarily indicative of the results to be expected for the full year.

For the second quarter ended September 30, 2014, we reported net sales of $262.5 million and net earnings of $15.4 million, or $1.18 per diluted share, compared to second quarter ended September 30, 2013 net sales of $238.5 million and net earnings of $23.4 million, or $1.70 per diluted share. We recorded a charge for ATV warranty expense during the second quarter that reduced earnings by $0.26 per diluted share. Solid sales increases in the second quarter were led by double-digit gains in our snowmobile product line, as well as parts, garments and accessories. We also saw continued strong sales of our Wildcat side-by-side models. Gross margins, however, were impacted by the significant volume of OEM partner snowmobile models that shipped in the quarter, as well as the charge for ATV warranty expense. For the six months ended September 30, 2014, we reported net sales of $406.1 million and net earnings of $19.0 million, or $1.45 per diluted share, compared to net sales of $359.3 million and net earnings of $28.8 million, or $2.10 per diluted share, for the same period last year.

Our snowmobile sales in the fiscal 2015 second quarter increased 16.5% to $157.8 million, up from $135.4 million in the prior-year second quarter. The increase in snowmobile sales during the quarter was largely due to our expanded OEM partnership sales and sales to U.S. dealers. Following strong retail sales and market share gains in fiscal 2014, we anticipate higher snowmobile sales to our dealers in the current fiscal year. We continue to expect our fiscal 2015 North American industry retail snowmobile sales to be flat to up 3%.

Our ATV/side-by-side sales for the second quarter decreased 4.2% to $69.6 million versus $72.7 million in the prior-year quarter, to reduce our dealer inventories ahead of our ATV dealer show in September 2014. We expect fiscal 2015 North American core ATV industry retail sales will be flat to slightly down and the side-by-side industry will continue to show growth in the 6% to 9% range.

Second quarter PG&A sales increased 15.3% to $35.1 million versus $30.4 million in the prior-year quarter. Contributing to the increased sales were sales of newly developed accessories for Arctic Cat’s expanding line of Wildcat models, as well as snowmobile parts, garments and accessories. Arctic Cat continues to expect its PG&A business to grow in fiscal 2015 through the expansion of its Wildcat accessories and continued growth of the parts business.

Fiscal 2015 remains a challenging year. We are working to further reduce dealer inventory levels by lowering the Company’s previously planned core ATV sales to North America dealers in the current fiscal year. Similarly, due to increased international dealer and distributor inventory levels, we now expect lower international sales, including sales to Russia. As a result of these factors, combined with charges recorded in the first half, we are adjusting the Company’s outlook for fiscal 2015 full-year sales and earnings. Going forward, we remain focused on positioning the Company for improved long-term financial performance. For the fiscal year ending March 31, 2015, Arctic Cat now estimates fiscal 2015 full-year sales in the range of $745 to $755 million and net earnings of $1.55 to $1.65 per diluted share. Arctic Cat’s revised outlook includes an executive severance charge of $0.08 per diluted share recorded in the first quarter and a warranty expense charge of $0.26 per diluted share recorded in the second quarter. Excluding first-half charges, the Company anticipates fiscal 2015 earnings in the range of $1.89 to $1.99 per diluted share, as adjusted. The new earnings guidance excludes any new CEO and CFO transition costs that could be incurred in the second half of fiscal 2015. Previously, Arctic Cat anticipated net earnings of $2.25 to $2.35 per diluted share on net sales in the range of $775 million to $786 million.

Results of Operations

Product Line Sales

	Three Months Ended September 30,					Six Months Ended September 30,
($ in millions)	2014	Percent of Net Sales	2013	Percent of Net Sales	Change 2014 vs. 2013	2014	Percent of Net Sales	2013	Percent of Net Sales	Change 2014 vs. 2013
Snowmobile	$157.8	60.1%	$135.4	56.8%	16.5%	$213.9	52.7%	$158.0	44.0%	35.4%
ATV	69.6	26.5%	72.7	30.5%	(4.2)%	133.4	32.8%	149.0	41.4%	(10.5)%
PG&A	35.1	13.4%	30.4	12.7%	15.3%	58.8	14.5%	52.3	14.6%	12.4%

Net Sales	$262.5	100.0%	$238.5	100.0%	10.0%	$406.1	100.0%	$359.3	100.0%	13.0%

During the second quarter of fiscal 2015, net sales increased 10.0% to $262.5 million from $238.5 million in the second quarter of fiscal 2014, due to sales increases for snowmobile and PG&A businesses. Snowmobile unit volume increased 29.6%, ATV unit volume increased 1.1%, and PG&A sales increased $4.7 million or 15.3%. The increase in net sales was driven by higher snowmobile sales to our OEM partner, in addition to increased sales from our PG&A business, due to the increase in sales of newly developed accessories for the expanding line of Wildcat models and snowmobile parts, garments and accessories. Sales of ATVs and side-by-sides were lower in the second quarter, as planned to reduce dealer inventories. Net sales for the six months ended September 30, 2014 increased 13.0% to $406.1 million from $359.3 million for the same period in fiscal 2014. Snowmobile unit volume increased 38.5%, ATV unit volume decreased 2.9%, and PG&A sales increased $6.5 million or 12.3%. The increase in net sales was driven by higher snowmobile sales to our OEM partner, in addition to increased sales from our PG&A business, due to the increase in sales of newly developed accessories for the expanding line of Wildcat models and snowmobile parts, garments and accessories. Sales of ATVs and side-by-sides were lower in the second quarter, as planned to reduce dealer inventories.

Cost of Goods Sold

	Three Months Ended September 30,					Six Months Ended September 30,
($ in millions)	2014	Percent of Net Sales	2013	Percent of Net Sales	Change 2014 vs. 2013	2014	Percent of Net Sales	2013	Percent of Net Sales	Change 2014 vs. 2013
Snowmobile & ATV units	$185.1	70.5%	$157.7	66.1%	17.4%	$282.7	69.6%	$235.7	65.6%	19.9%
PG&A	22.3	8.5%	19.1	8.0%	16.8%	37.5	9.2%	32.8	9.1%	14.3%

Total Cost of Goods Sold	$207.4	79.0%	$176.8	74.1%	17.3%	$320.2	78.8%	$268.5	74.7%	19.3%

During the second quarter of fiscal 2015, cost of sales increased 17.3% to $207.4 million from $176.8 million for the second quarter of fiscal 2014. Fiscal 2015 snowmobile and ATV unit cost of sales increased 17.4% to $185.1 million from $157.7 million, which was directionally in line with increases in unit sales during the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, and the Company recorded a $5.4 million charge for ATV warranty expense. The second quarter of fiscal 2015 cost of sales for PG&A increased 16.8% to $22.3 million from $19.1 million for the second quarter of fiscal 2014 due to increased sales. During the six months of fiscal 2015, cost of sales increased 19.3% to $320.2 million from $268.5 million for the first six months of fiscal 2014. Fiscal 2015 snowmobile and ATV unit cost of sales for the first six months increased 19.9% to $282.7 million from $235.7 million, which was directionally in line with increases in unit sales for the six months of fiscal 2015 compared to the same period of fiscal 2014, and the Company recorded a $5.4 million charge for ATV warranty expense. The first six months of fiscal 2015 cost of sales for PG&A increased 14.3% to $37.5 million from $32.8 million for the six months of fiscal 2014 due to increased sales.

Gross Profit

	Three Months Ended September 30,			Six Months Ended September 30,
($ in millions)	2014	2013	Change 2014 vs. 2013	2014	2013	Change 2014 vs. 2013
Gross Profit Dollars	$55.1	$61.7	(10.7)%	$85.9	$90.8	(5.4)%
Percentage of Net Sales	21.0%	25.9%	(4.9)%	21.2%	25.3%	(4.1)%

Gross profit decreased 10.7% to $55.1 million in the second quarter of fiscal 2015 from $61.7 million in the second quarter of fiscal 2014. The gross profit percentage for the second quarter of fiscal 2015 decreased to 21.0% versus 25.9% in fiscal 2014. The decrease in the second quarter of fiscal 2015 gross profit percentages was primarily due to lower margin OEM sales, ATV warranty expense, and the unfavorable Canadian currency exchange compared to the second quarter of fiscal 2014. Gross profit decreased 5.4% to $85.9 million in the first six months of fiscal 2015 from $90.8 million in the first six months of fiscal 2014. The gross profit percentage for the first six months of fiscal 2015 decreased to 21.2% versus 25.3% in fiscal 2014. The decrease in the first six months of fiscal 2015 gross profit percentages was primarily due to increased sales of lower margin OEM snowmobiles, ATV warranty expense, and unfavorable Canadian currency exchange compared to the same period of fiscal 2014.

Operating Expenses

	Three Months Ended September 30,			Six Months Ended September 30,
($ in millions)	2014	2013	Change 2014 vs. 2013	2014	2013	Change 2014 vs. 2013
Selling & Marketing	$12.1	$12.1	(0.3)%	$19.1	$19.1	(0.3)%
Research & Development	6.6	6.3	4.8%	12.0	11.6	3.4%
General & Administrative	12.3	7.0	75.7%	25.2	15.4	63.6%

Total Operating Expenses	$31.0	$25.4	22.0%	$56.3	$46.1	22.1%

Percentage of Net Sales	11.8%	10.6%		13.9%	12.8%

Selling and Marketing expenses were essentially flat at $12.1 million in the second quarter of fiscal 2015 and in the second quarter of fiscal 2014. Research and Development expenses increased 4.8% to $6.6 million in the second quarter of fiscal 2015 compared to $6.3 million in the second quarter of fiscal 2014, primarily due to higher product development expenses. General and Administrative expenses increased 75.7% to $12.3 million in the second quarter of fiscal 2015 from $7.0 million in the second quarter of fiscal 2014; primarily due to higher legal expenses and higher Canadian hedge costs. Selling and Marketing expenses were essentially flat at $19.1 million in the first six months of fiscal 2015 and in the first six months of fiscal 2014. Research and Development expenses increased 3.4% to $12.0 million in the first six months of fiscal 2015 compared to $11.6 million in the first six months of fiscal 2014, primarily due to higher product development expenses. General and Administrative expenses increased 63.6% to $25.2 million in the first six months of fiscal 2015 from $15.4 million in the first six months of fiscal 2014, primarily due to higher legal expenses, higher Canadian hedge costs, and a severance charge relating to the departure of our former CEO in May 2014.

Other Income / Expense

We had $6,000 in interest income in the second quarter of fiscal 2015 compared to $7,000 in the second quarter of fiscal 2014. Interest expense increased to $209,000 in the second quarter of fiscal 2015 from $37,000 in the second quarter of fiscal 2014. Interest income decreased to $10,000 in the first six months of fiscal 2015 from $16,000 in the same period of fiscal 2014. Interest expense increased to $249,000 in the first six months of fiscal 2015 from $40,000 in the same period of fiscal 2014. Interest expense was higher due to increased borrowing levels resulting primarily from lower cash levels at the beginning of the fiscal year compared to last year.

Liquidity and Capital Resources

The seasonality of our snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production and commencement of shipments late in the first quarter create significant fluctuations in our working capital requirements. Historically, we have financed our working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Our cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when our snowmobile and ATV production cycles begin in the spring. Accounts receivable increased to $106.0 million at September 30, 2014 from $105.1 million at September 30, 2013, primarily due to timing of snowmobile and ATV/side-by-side shipments. The accounts receivable balance at March 31, 2014 was $42.0 million. Inventory decreased to $170.1 million at September 30, 2014 from $171.2 million at September 30, 2013. Inventory was $140.7 million at March 31, 2014. The increases in our inventory balances as of September 30, 2014 compared to March 31, 2014 are due to the seasonality of our snowmobile, ATV and PG&A businesses. During the six months ended September 30, 2014, we repurchased 26,951 shares of our common stock at a total cost of $1.0 million under the share repurchase program previously approved by the Board of Directors in May 2013, and we repurchased an additional 69,999 shares of our common stock at a total cost of $2.7 million for the exercise and related income taxes for net-settled stock options and restricted stock units. Cash and short-term investments were $24.0 million and $40.1 million at September 30, 2014 and 2013, respectively, and $82.5 million at March 31, 2014. Cash and short-term investments decreased from March 31, 2014, due to the seasonality of our business. Our investment objectives are first, safety of principal, and second, rate of return. No short-term bank borrowings were outstanding at September 30, 2014 and 2013 and March 31, 2014.

We believe current available cash and cash generated from operations together with working capital financing through our available line of credit will provide sufficient funds to finance operations on a short and long-term basis and for at least the next 12 months.

Line of Credit

We entered into a $100,000,000 senior secured revolving credit agreement in November 2013 for documentary and stand-by letters of credit, working capital needs and general corporate purposes, which amended and restated our prior $60,000,000 senior secured revolving credit agreement. We may borrow up to $100,000,000 during May through November and up to $50,000,000 during all other months of the fiscal year. We were in compliance with the terms of the credit agreement as of September 30, 2014. See Note F of the notes to condensed consolidated financial statements herein for further discussion.

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

Certain Information Concerning Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2014. As of September 30, 2014, we have notional Canadian dollar denominated cash flow hedges of approximately $88,474,000 (USD) with a weighted average contract exchange rate of 90.28 USD to CAD. The fair values of the Canadian dollar contracts at September 30, 2014 represent an unrealized gain of $1,329,000. A ten percent fluctuation in the currency rates as of September 30, 2014 would have resulted in a change in the fair value of the Canadian dollar hedge contracts of approximately $8,847,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

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

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Company Equity Securities

On August 8, 2014, the Company’s Board of Directors approved a $25,000,000 common stock share repurchase program, which supplements the program previously approved in May 2013. The share repurchase program does not have an expiration date. The following table presents the total number of shares repurchased during the second quarter of fiscal 2015 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program as of the end of the second quarter of fiscal 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1, 2014 – July 31, 2014	2,351	$38.76	0	30,233
August 1, 2014 – August 31, 2014	613	37.18	0	704,384
September 1, 2014 – September 30, 2014	6,346	34.82	0	748,889

Total	9,310	$35.97	0	748,889

(1)	9,310 shares were withheld for the exercise and related income taxes for net-settled stock options and restricted stock units.
(2)	The Maximum Number of Shares that May Yet Be Purchased for the periods represents the number of shares purchasable at the closing price of the Company’s common stock on the last day of the month under the share repurchase program.

We have historically purchased our common stock primarily to offset the dilution created by employee stock option exercises and because the Board of Directors believes investment in our common stock is a good use of our excess cash.

Item 6. Exhibits

Exhibit Number	Description

3 (a)	Amended and Restated Articles of Incorporation of the Company	(1)

3 (b)	Amended and Restated By-Laws of the Company	(2)

4 (a)	Form of specimen common stock certificate	(3)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(4)

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(4)

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(4)

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(4)

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter and six months ended September 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.	(4)

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and the Company’s Current Report on Form 8-K filed August 11, 2014.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 16, 2013 and the Company’s Current Report on Form 8-K filed August 11, 2014.
(3)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement. (File Number 33-34984)
(4)	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date: November 6, 2014	By	/s/ Christopher A. Twomey
Christopher A. Twomey
Chief Executive Officer

Date: November 6, 2014	By	/s/ Timothy C. Delmore
Timothy C. Delmore
Chief Financial Officer