Form 10-Q
period 2014-12-31
ARCTIC CAT INC
filed 2015-02-06
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2014

or

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

At January 30, 2015, the registrant had 12,946,809 shares of Common Stock outstanding.

ARCTIC CAT INC.

Part I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Arctic Cat Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2014	March 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$57,484,000	$22,524,000
Short-term investments	10,008,000	60,008,000
Accounts receivable, less allowances	59,102,000	42,003,000
Inventories	144,577,000	140,652,000
Prepaid expenses	2,284,000	3,815,000
Income taxes receivable	—	1,323,000
Deferred income taxes	19,128,000	14,971,000

Total current assets	292,583,000	285,296,000

Property and Equipment
Machinery, equipment and tooling	194,072,000	181,028,000
Land, buildings and improvements	30,000,000	29,758,000

	224,072,000	210,786,000
Less accumulated depreciation	165,542,000	154,855,000

	58,530,000	55,931,000

Other Assets	900,000	1,067,000

	$352,013,000	$342,294,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$69,217,000	$93,882,000
Accrued expenses	58,276,000	54,659,000
Income taxes payable	9,398,000	—

Total current liabilities	136,891,000	148,541,000

Deferred Income Taxes	8,926,000	8,710,000

Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding: 12,946,809 at December 31, 2014 and 12,882,705 at March 31, 2014	129,000	129,000
Additional paid-in-capital	1,785,000	—
Accumulated other comprehensive loss	(4,322,000)	(2,110,000)
Retained earnings	208,604,000	187,024,000

Total shareholders’ equity	206,196,000	185,043,000

	$352,013,000	$342,294,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net sales
Snowmobile & ATV units	$165,453,000	$196,295,000	$512,813,000	$503,285,000
Parts, garments & accessories	28,282,000	29,495,000	87,040,000	81,798,000

Total net sales	193,735,000	225,790,000	599,853,000	585,083,000
Cost of goods sold
Snowmobile & ATV units	140,158,000	166,994,000	422,923,000	402,650,000
Parts, garments & accessories	18,664,000	18,583,000	56,135,000	51,386,000

Total cost of goods sold	158,822,000	185,577,000	479,058,000	454,036,000

Gross profit	34,913,000	40,213,000	120,795,000	131,047,000
Operating expenses
Selling & marketing	11,757,000	9,726,000	30,812,000	28,836,000
Research & development	6,496,000	5,723,000	18,463,000	17,291,000
General & administrative	10,797,000	6,372,000	36,026,000	21,802,000

Total operating expenses	29,050,000	21,821,000	85,301,000	67,929,000

Operating profit	5,863,000	18,392,000	35,494,000	63,118,000
Other income (expense)
Interest income	8,000	6,000	18,000	22,000
Interest expense	(97,000)	(96,000)	(346,000)	(136,000)

Total other expense	(89,000)	(90,000)	(328,000)	(114,000)

Earnings before income taxes	5,774,000	18,302,000	35,166,000	63,004,000
Income tax expense (benefit)	(1,713,000)	6,182,000	8,721,000	22,051,000

Net earnings	$7,487,000	$12,120,000	$26,445,000	$40,953,000

Net earnings per share
Basic	$0.58	$0.90	$2.05	$3.07

Diluted	$0.57	$0.89	$2.02	$2.99

Weighted average shares outstanding
Basic	12,941,000	13,420,000	12,920,000	13,338,000

Diluted	13,062,000	13,657,000	13,072,000	13,698,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net earnings	$7,487,000	$12,120,000	$26,445,000	$40,953,000
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,109,000)	545,000	(4,016,000)	2,271,000
Unrealized gain (loss) on derivative instruments, net of tax	700,000	303,000	1,804,000	934,000

Comprehensive income	$7,078,000	$12,968,000	$24,233,000	$44,158,000

The accompanying notes are an integral part of these condensed consolidated statements.

Arctic Cat Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$26,445,000	$40,953,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,241,000	12,230,000
Deferred income tax expense	(5,000,000)	4,432,000
Stock-based compensation expense	3,341,000	2,193,000
Loss on disposal of fixed assets	51,000	1,000
Changes in operating assets and liabilities:
Trading securities	50,000,000	70,736,000
Accounts receivable, less allowances	(16,086,000)	(41,744,000)
Inventories	(5,860,000)	(39,153,000)
Prepaid expenses	1,522,000	278,000
Accounts payable	(24,028,000)	(4,825,000)
Accrued expenses	3,925,000	(1,461,000)
Income taxes	10,915,000	(1,231,000)

Net cash provided by operating activities	57,466,000	42,409,000
Cash flows from investing activities:
Purchases of property and equipment	(14,847,000)	(13,712,000)

Net cash used in investing activities	(14,847,000)	(13,712,000)
Cash flows from financing activities:
Checks written in excess of bank balances	—	143,000
Proceeds from issuance of common stock	34,000	18,000
Payments for income taxes on net-settled option exercises	(1,335,000)	(7,627,000)
Tax benefit from stock options exercises	752,000	7,495,000
Dividends paid	(4,865,000)	(4,023,000)
Repurchase of common stock	(1,007,000)	(4,771,000)

Net cash used in financing activities	(6,421,000)	(8,765,000)
Effect of exchange rate changes on cash and cash equivalents	(1,238,000)	534,000

Net increase in cash and cash equivalents	34,960,000	20,466,000
Cash and cash equivalents at beginning of period	22,524,000	35,566,000

Cash and cash equivalents at end of period	$57,484,000	$56,032,000

Supplemental disclosure of cash payments for:
Income taxes	$2,616,000	$11,088,000

Interest	$344,000	$127,000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of December 31, 2014, results of operations for the three-month and nine-month periods ended December 31, 2014 and 2013 and cash flows for the nine-month periods ended December 31, 2014 and 2013. Results of operations for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of March 31, 2014 is derived from the audited balance sheet as of that date.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

NOTE B–STOCK-BASED COMPENSATION

Stock Option Plans

The Company has outstanding equity awards under a 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”) and a 2007 Omnibus Stock and Incentive Plan (the “2007 Plan,” and along with the 2013 Plan, the “Plans”), previously approved by the Company’s shareholders. The Plans provide for incentive and non-qualified stock options, restricted stock and restricted stock unit awards and other incentive awards to be granted to directors, officers, other key employees and consultants. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant. The stock options are generally subject to accelerated vesting if there is a change in control, as defined in the plans. The restricted stock awards generally vest over a period of two to three years and do not require cash payments from restricted stock award recipients. At December 31, 2014, the Company had 916,008 shares of common stock available for grant under the plans.

For the three months ended December 31, 2014 and 2013, the Company recorded stock-based compensation expense for stock options and restricted stock awards of $543,000 and $272,000, respectively, and for the nine months ended December 31, 2014 and 2013, the Company recorded stock-based compensation expense for stock options and restricted stock awards of $3,341,000 and $2,193,000, respectively, which have been included in general and administrative expenses. The Company’s total stock-based compensation related expense reduced both basic and diluted earnings per share by $0.03 and $0.01 for each of the three months ended December 31, 2014 and 2013, respectively, and by $0.19 and $0.10 for both basic and diluted earnings per share for the nine months ended December 31, 2014 and 2013, respectively.

At December 31, 2014, the Company had $7,756,000 of unrecognized compensation costs related to non-vested stock options and restricted stock awards that are expected to be recognized over a weighted average period of approximately two years.

The Company accounts for stock option based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. For stock options issued during the nine months ended December 31, 2014 and 2013, the following assumptions were used to determine fair value:

	Nine Months Ended December 31,
Assumptions used:	2014	2013
Expected term (in years)	6 years	5 years
Expected volatility	49.0%	49.0%
Risk free interest rate	0.8%	0.8%
Expected dividend	1.0%	1.0%
Fair Value	$14.90	$17.71

Option transactions under the plans during the nine months ended December 31, 2014, are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2014	480,837	$24.95
Granted	257,890	35.12
Exercised	(95,345)	15.23
Forfeited	(2,104)	47.52
Cancelled	(68,936)	43.28

Outstanding at December 31, 2014	572,342	$28.86	8.18 years	$4,969,000

Exercisable at December 31, 2014	266,806	$20.30	6.62 years	$4,404,000

The aggregate intrinsic value is based on the difference between the exercise price and the Company’s December 31, 2014 common share market value for in-the-money options.

The following tables summarize information concerning currently outstanding and exercisable stock options at December 31, 2014:

Options Outstanding and Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.26	3,800	4.60 years	$6.26	3,800	$6.26
9.57-13.84	54,287	5.25 years	10.79	54,287	10.79
14.68-21.03	139,421	6.49 years	16.18	139,421	16.18
21.96-27.69	24,000	8.85 years	24.83	24,000	24.83
32.93-47.79	350,834	9.29 years	37.22	45,298	43.16

	572,342	8.18 years	$28.86	266,806	$20.30

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

Restricted Stock

The 2013 Plan provides for grants of restricted common stock and restricted stock units to executives and key employees of the Company. The restricted common stock and restricted stock units are valued based on the Company’s market value of common stock on the date of grant and the amount of any award is expensed over the requisite service period which approximates two to three years. If grantees are retirement eligible and awards would either fully vest upon retirement or continue to vest after retirement, the full amount of the related expense is recognized upon grant. At December 31, 2014, the Company had 7,300 shares of restricted common stock issued and outstanding and 13,231 unvested restricted stock units outstanding under the 2007 Plan and 17,700 shares of restricted common stock issued and outstanding and 34,219 unvested restricted stock units outstanding under the 2013 Plan and 60,734 unvested restricted stock units outstanding under a Board of Directors authorized executive inducement plan. The shares of restricted common stock awarded have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

Restricted stock and restricted stock unit award activity under the Plans during the nine months ended December 31, 2014 and 2013 is summarized as follows:

	2014		2013
Restricted Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 31,	16,200	$43.45	42,820	$19.33
Awarded	20,200	33.67	8,000	53.91
Vested	(8,400)	33.74	(34,120)	15.66
Forfeited	(3,000)	37.60	(500)	41.52

Non-vested shares at December 31,	25,000	$39.51	16,200	$43.45

	2014		2013
Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 31,	40,103	$35.35	41,607	$27.35
Granted	120,973	34.39	17,976	42.99
Vested	(50,959)	32.85	(16,931)	23.92
Forfeited	(1,933)	43.81	(1,217)	27.60

Non-vested shares at December 31,	108,184	$35.30	41,435	$35.53

NOTE C–NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 131,738 and 154,725 shares of common stock with a weighted average exercise price of $44.42 and $44.38 outstanding during the three and nine month periods ended December 31, 2014, were excluded from the computation of common share equivalents because they were anti-dilutive as the per share exercise prices exceeded the per share market value. No options outstanding were excluded from the computation of common share equivalents because they were anti-dilutive during the three and nine month periods ended December 31, 2013.

Weighted average shares outstanding consist of the following for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Weighted average number of common shares outstanding	12,941,000	13,420,000	12,920,000	13,338,000
Dilutive effect of option plan	121,000	237,000	152,000	360,000

Common and potential shares outstanding—diluted	13,062,000	13,657,000	13,072,000	13,698,000

NOTE D–SHORT-TERM INVESTMENTS

Trading securities consisted of $10,008,000 and $60,008,000, invested in various money market funds at December 31, 2014 and March 31, 2014, respectively. All of the trading securities are deemed to be Level 1 investments.

NOTE E–INVENTORIES

Inventories consist of the following:

	December 31, 2014	March 31, 2014
Raw materials and sub-assemblies	$37,059,000	$52,580,000
Finished goods	71,048,000	55,327,000
Parts, garments and accessories	36,470,000	32,745,000

	$144,577,000	$140,652,000

NOTE F–LINE OF CREDIT

The Company entered into a $100,000,000 senior secured revolving credit agreement in November 2013 for documentary and stand-by letters of credit, working capital needs and general corporate purposes, which amended and restated the Company’s prior $60,000,000 senior secured revolving credit agreement. This agreement is scheduled to expire in November 2017. Under the agreement, the Company may borrow up to $100,000,000 during May through November and up to $50,000,000 during all other months of the fiscal year. Borrowings under the line of credit bear interest at the greater of the following rates: the prime rate plus 0.75%, the federal funds rate plus 0.50% or LIBOR for a 30 day interest period plus 1.00%. As of December 31, 2014, the effective rate was 3.5%. All borrowings are collateralized by substantially all of the Company’s assets, including all real estate, accounts receivable and inventory. No borrowings from the line of credit were outstanding at December 31, 2014 and March 31, 2014. The outstanding letters of credit balances were $3,581,000 and $4,074,000 at December 31, 2014 and 2013, and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the terms of the credit agreement as of December 31, 2014.

NOTE G–ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2014	March 31, 2014
Marketing	$10,072,000	$11,671,000
Compensation	7,579,000	9,338,000
Warranties	27,794,000	19,357,000
Insurance	6,334,000	7,026,000
Other	6,497,000	7,267,000

	$58,276,000	$54,659,000

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

	2014	2013
Balance at beginning of period	$19,357,000	$18,709,000
Warranty provision	19,409,000	12,369,000
Warranty claim payments	(10,972,000)	(9,059,000)

Balance at end of period	$27,794,000	$22,019,000

NOTE I–SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

During the nine months ended December 31, 2014 and 2013, the Company invested $1,007,000 and $4,771,000, respectively, to repurchase and cancel 26,951 and 95,618 shares of common stock, respectively, pursuant to the Board of Directors’ prior share repurchase program authorizations. At December 31, 2014 and 2013, the Company has remaining authorization to repurchase up to $26,076,000 and $25,499,000 of its common stock, or approximately 735,000 and 448,000 shares based on the per share closing price of $35.50 and $56.98 as of December 31, 2014 and 2013, respectively.

Additional Paid-in-Capital

The components of the changes in additional paid-in-capital during the following periods were as follows:

	Nine Months Ended December 31,
	2014	2013
Balance at beginning of period	$—	$10,945,000
Proceeds from issuance of common stock	34,000	18,000
Payment for income taxes on net-settled option exercises	(1,335,000)	(7,629,000)
Tax benefits from stock options exercised	752,000	7,495,000
Repurchase of common stock	(1,007,000)	(4,771,000)
Stock-based compensation expense	3,341,000	2,193,000

Balance at end of period	$1,785,000	$8,251,000

Accumulated Other Comprehensive Loss

The components of the changes in accumulated other comprehensive loss during the following periods were as follows:

	Nine Months Ended December 31,
	2014	2013
Balance at beginning of period	$(2,110,000)	$(4,166,000)
Unrealized gain (loss) on derivative instruments, net of tax	1,804,000	934,000
Foreign currency translation adjustment	(4,016,000)	2,271,000

Balance at end of period	$(4,322,000)	$(961,000)

Retained Earnings

The components of the changes in retained earnings during the following periods were as follows:

	Nine Months Ended December 31,
	2014	2013
Balance at beginning of period	$187,024,000	$167,561,000
Net earnings	26,445,000	40,953,000
Dividends paid	(4,865,000)	(4,023,000)

Balance at end of period	$208,604,000	$204,491,000

NOTE J–COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide the Company’s North American dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At December 31, 2014, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $68,850,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material. The financing agreements also have loss sharing provisions should any dealer default, whereby the Company shares certain losses with the finance companies. The maximum potential liability to the Company under these provisions is approximately $2,455,000 at December 31, 2014.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Accidents involving personal injury and property damage may occur in the use of snowmobiles, ATVs and ROVs. Claims have been made against the Company from time to time relating to these accidents, and from time to time, parties assert claims relating to their intellectual property. It is the Company’s practice to vigorously defend against these actions. The Company is not involved in any legal proceedings which it believes will have a materially adverse impact on the Company’s business or financial condition, results of operations or cash flows. The Company has recorded a reserve based on its estimated range of probable exposures based on the legal proceedings and claims of which it is aware. Should any settlement occur that exceeds the Company’s estimate or a new claim arise, the Company may need to adjust its overall reserve and, depending on the amount, such adjustment could be material.

NOTE K–FAIR VALUE MEASUREMENTS

As of December 31, 2014, we have notional Canadian dollar denominated cash flow hedges of approximately $47,202,000 (USD) with a weighted average contract exchange rate of 1.1017 CAD to USD. The Company’s foreign currency contract fair value was an asset totaling $2,439,000 and considered a Level 2 measurement as of December 31, 2014. As of March 31, 2014, the Company’s foreign currency contract fair value was a liability totaling $424,000 and considered a Level 2 measurement. See Note L for additional information regarding the Company’s Derivative Instruments and Hedging Activities.

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

At December 31, 2014, the Company had the following open foreign currency contracts:

Foreign Currency	Notional Amounts (in US Dollars)	Net Unrealized Gain (Loss)

Canadian Dollar	$47,202,000	$2,439,000

These contracts, with maturities through March 31, 2015, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive income in shareholders’ equity.

The table below summarizes the carrying values of derivative instruments as of December 31, 2014 and March 31, 2014:

	Carrying Values of Derivative Instruments as of December 31, 2014
Derivatives designated as hedging instruments	Fair Value Assets	Fair Value (Liabilities)	Derivative Net Carrying Value

Foreign exchange contracts (1)	$2,439,000	$—	$2,439,000

	Carrying Values of Derivative Instruments as of March 31, 2014
Derivatives designated as hedging instruments	Fair Value Assets	Fair Value (Liabilities)	Derivative Net Carrying Value

Foreign exchange contracts (1)	$—	$424,000	$424,000

(1)	Assets are included in Accounts Receivable and liabilities are included in Accounts Payable on the accompanying consolidated balance sheets.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into the income statement in the same period during which the hedged transaction affects the income statement. Gains and losses on the derivative representing hedge ineffectiveness are recognized in the current income statement. The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in accumulated other comprehensive income for the three and nine months ended December 31, 2014 and 2013:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Foreign currency contracts	$700,000	$303,000	$1,804,000	$934,000

The ineffective portion of foreign currency contracts was not material for the three and nine month periods ended December 31, 2014 and 2013.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net sales
Snowmobile & ATV units	$165,453,000	$196,295,000	$512,813,000	$503,285,000
Parts, garments, & accessories	28,282,000	29,495,000	87,040,000	81,798,000

Total net sales	193,735,000	225,790,000	599,853,000	585,083,000

Cost of goods sold
Snowmobile & ATV units	140,158,000	166,994,000	422,923,000	402,650,000
Parts, garments, & accessories	18,664,000	18,583,000	56,135,000	51,386,000

Total cost of goods sold	158,822,000	185,577,000	479,058,000	454,036,000

Gross profit
Snowmobile & ATV units	25,295,000	29,301,000	89,890,000	100,635,000
Parts, garments, & accessories	9,618,000	10,912,000	30,905,000	30,412,000

Total gross profit	$34,913,000	$40,213,000	$120,795,000	$131,047,000

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net sales by product line
Snowmobile units	$81,523,000	$118,061,000	$295,466,000	$276,060,000
ATV units	83,930,000	78,234,000	217,347,000	227,225,000
Parts, garments, & accessories	28,282,000	29,495,000	87,040,000	81,798,000

Total net sales	$193,735,000	$225,790,000	$599,853,000	$585,083,000

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net sales by geography, based on location of the customer
United States	$122,412,000	$151,966,000	$361,607,000	$319,355,000
Canada	56,104,000	49,684,000	166,865,000	173,851,000
Europe and other	15,219,000	24,140,000	71,381,000	91,877,000

Total net sales	$193,735,000	$225,790,000	$599,853,000	$585,083,000

The Company has identifiable long-lived assets with total carrying values of approximately $466,000 and $751,000 at December 31, 2014 and March 31, 2014, respectively, outside the United States in Canada and Europe.

NOTE N – RECENT ACCOUNTING PRONOUNCEMENTS

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

Executive Overview

For the third quarter ended December 31, 2014, we reported net sales of $193.7 million and net earnings of $7.5 million, or $0.57 per diluted share, compared to third quarter ended December 31, 2013 net sales of $225.8 million and net earnings of $12.1 million, or $0.89 per diluted share. We continued to see strong growth in sales of our Wildcat side-by-side models and gained further market share in this category. Gross profit margins rose slightly to 18.0% compared to 17.8% in the prior-year quarter, primarily due to improved product mix. For the nine months ended December 31, 2014, we reported net sales of $599.9 million and net earnings of $26.4 million, or $2.02 per diluted share, compared to net sales of $585.1 million and net earnings of $41.0 million, or $2.99 per diluted share, for the same period last year.

Our snowmobile sales in the fiscal 2015 third quarter decreased 30.9% to $81.5 million, down from $118.1 million in the prior-year third quarter. The decrease in snowmobile sales during the quarter was negatively impacted by the timing of shipments to our OEM partner that moved to the fiscal 2015 second quarter. Following strong retail sales and market share gains in fiscal 2014, we continue to anticipate higher snowmobile sales to our dealers in the current fiscal year. We continue to expect our fiscal 2015 North American industry retail snowmobile sales to be flat to up 3%.

Our ATV/side-by-side sales for the third quarter increased 7.3% to $83.9 million versus $78.2 million in the prior-year quarter. Contributing to sales was growth in Wildcat side-by-side models, while core ATV sales were down. During the quarter, we continued our efforts to lower core ATV inventory at our North American dealers. We expect fiscal 2015 North American core ATV industry retail sales will be flat to slightly down and the side-by-side industry will continue to show growth in the 10% to 12% range.

Third quarter PG&A sales decreased 4.1% to $28.3 million versus $29.5 million in the prior-year quarter. All areas of our PG&A business performed well in the quarter with the exception of snow-related parts, which were impacted by lack of snow. Year-to-date, ATV/side-by-side accessories sales increased 14.0% led by the launch of the successful Wildcat Trail. We continue to expect our PG&A business to grow in fiscal 2015 through the expansion of our Wildcat accessories and continued growth of the parts business.

Fiscal 2015 remains a challenging year. We are working to further reduce dealer inventory levels by lowering the Company’s previously planned core ATV sales to North America dealers in the current fiscal year. To accelerate our core ATV inventory reduction plan, we will take a $7 million charge in the 2015 fourth quarter that we expect will enable us to reduce dealers’ non-current inventory at a much faster pace than previously planned. Similarly, due to increased international dealer and distributor inventory levels, we now expect lower international sales, including sales to Russia. As a result of these factors, combined with charges recorded in the first nine months, we are adjusting the Company’s outlook for fiscal 2015 full-year sales and earnings. Going forward, we remain focused on positioning the Company for improved long-term financial performance. For the fiscal year ending March 31, 2015, Arctic Cat now estimates fiscal 2015 full-year sales in the range of $705 to $715 million and net earnings of $0.36 to $0.44 per diluted share. Arctic Cat’s revised outlook includes an executive severance charge of $0.08 per diluted share recorded in the first quarter, a warranty expense charge of $0.26 per diluted share recorded in the second quarter, executive transition costs of $0.11 per diluted share in the third quarter and $0.03 per diluted share in the fourth quarter, and an estimated dealer inventory reduction charge of $0.40 per diluted share during the fourth quarter. Excluding these charges, the Company anticipates fiscal 2015 earnings in the range of $1.24 to $1.32 per diluted share, as adjusted. The new earnings guidance excludes any new CFO transition costs that could be incurred in the fourth quarter of fiscal 2015. Previously, Arctic Cat anticipated net earnings of $1.55 to $1.65 per diluted share on net sales in the range of $745 million to $755 million.

Results of Operations

Product Line Sales

	Three Months Ended December 31,					Nine Months Ended December 31,
($ in millions)	2014	Percent of Net Sales	2013	Percent of Net Sales	Change 2014 vs. 2013	2014	Percent of Net Sales	2013	Percent of Net Sales	Change 2014 vs. 2013
Snowmobile	$81.5	42.1%	$118.1	52.3%	(31.0)%	$295.5	49.3%	$276.1	47.2%	7.0%
ATV	83.9	43.3%	78.2	34.6%	7.3%	217.3	36.2%	227.2	38.8%	(4.3)%
PG&A	28.3	14.6%	29.5	13.1%	(4.1)%	87.1	14.5%	81.8	14.0%	6.5%

Net Sales	$193.7	100.0%	$225.8	100.0%	(14.2)%	$599.9	100.0%	$585.1	100.0%	2.5%

During the third quarter of fiscal 2015, net sales decreased 14.2% to $193.7 million from $225.8 million in the third quarter of fiscal 2014, mainly due to timing of shipments in previous quarters to our OEM partner that negatively impacted snowmobiles. Snowmobile unit volume decreased 29.5%, ATV unit volume increased 2.3%, and PG&A sales decreased $1.2 million or 4.1%. The Company continued to see strong retail growth in sales of our Wildcat side-by-side models and all areas of our PG&A business performed well in the quarter with the exception of snow-related parts, which were impacted by lack of snow. Net sales for the nine months ended December 31, 2014 increased 2.5% to $599.9 million from $585.1 million for the same period in fiscal 2014. Snowmobile unit volume increased 8.6%, ATV unit volume decreased 1.1%, and PG&A sales increased $5.3 million or 6.4%. The increase in net sales was driven by higher snowmobile sales to our OEM partner, in addition to increased sales from our PG&A business, due to the increase in sales of newly developed accessories for the expanding line of Wildcat models and snowmobile parts, garments and accessories. Sales of ATVs and side-by-sides are lower year-to-date, as planned to reduce dealer inventories.

Cost of Goods Sold

	Three Months Ended December 31,					Nine Months Ended December 31,
($ in millions)	2014	Percent of Net Sales	2013	Percent of Net Sales	Change 2014 vs. 2013	2014	Percent of Net Sales	2013	Percent of Net Sales	Change 2014 vs. 2013
Snowmobile & ATV units	$140.1	72.3%	$167.0	74.0%	(16.1)%	$422.9	70.5%	$402.6	68.8%	5.0%
PG&A	18.7	9.7%	18.6	8.2%	0.5%	56.2	9.4%	51.4	8.8%	9.3%

Total Cost of Goods Sold	$158.8	82.0%	$185.6	82.2%	(14.4)%	$479.1	79.9%	$454.0	77.6%	5.5%

During the third quarter of fiscal 2015, cost of sales decreased 14.4% to $ 158.8 million from $185.6 million for the third quarter of fiscal 2014. Fiscal 2015 snowmobile and ATV unit cost of sales decreased 16.1% to $140.1 million from $167.0 million, which was directionally in line with decreases in unit sales during the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. The third quarter of fiscal 2015 cost of sales for PG&A increased 0.5% to $18.7 million from $18.6 million for the third quarter of fiscal 2014 due to product mix. During the nine months of fiscal 2015, cost of sales increased 5.5% to $479.1 million from $454.0 million for the first nine months of fiscal 2014. Fiscal 2015 snowmobile and ATV unit cost of sales for the first nine months increased 5.0% to $422.9 million from $402.6 million, which was directionally in line with increases in unit sales for the nine months of fiscal 2015 compared to the same period of fiscal 2014, and the Company recorded a $5.4 million charge for ATV warranty expense in the second quarter. The first nine months of fiscal 2015 cost of sales for PG&A increased 9.3% to $56.2 million from $51.4 million for the nine months of fiscal 2014 due to increased sales.

Gross Profit

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in millions)	2014	2013	Change 2014 vs. 2013	2014	2013	Change 2014 vs. 2013
Gross Profit Dollars	$34.9	$40.2	(13.2)%	$120.8	$131.1	(7.9)%
Percentage of Net Sales	18.0%	17.8%	0.2%	20.1%	22.4%	(2.3)%

Gross profit decreased 13.2% to $34.9 million in the third quarter of fiscal 2015 from $40.2 million in the third quarter of fiscal 2014. The gross profit percentage for the third quarter of fiscal 2015 increased to 18.0% versus 17.8% in fiscal 2014. The increase in the third quarter of fiscal 2015 gross profit percentages was primarily due to improved product mix. Gross profit decreased 7.9% to $120.8 million in the first nine months of fiscal 2015 from $131.1 million in the first nine months of fiscal 2014. The gross profit percentage for the first nine months of fiscal 2015 decreased to 20.1% versus 22.4% in fiscal 2014. The decrease in the first nine months of fiscal 2015 gross profit percentages was primarily due to increased sales of lower margin OEM snowmobiles, ATV warranty expense, and unfavorable Canadian currency exchange compared to the same period of fiscal 2014.

Operating Expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in millions)	2014	2013	Change 2014 vs. 2013	2014	2013	Change 2014 vs. 2013
Selling & Marketing	$11.8	$9.7	21.6%	$30.8	$28.8	6.9%
Research & Development	6.5	5.7	14.0%	18.5	17.3	6.9%
General & Administrative	10.8	6.4	68.8%	36.0	21.8	65.1%

Total Operating Expenses	$29.1	$21.8	33.5%	$85.3	$67.9	25.6%

Percentage of Net Sales	15.0%	9.7%		14.2%	11.6%

Selling and Marketing expenses increased 21.6% to $11.8 million in the third quarter of fiscal 2015 compared to $9.7 million in the third quarter of fiscal 2014, primarily due to increased PG&A advertising and racing support. Research and Development expenses increased 14.0% to $6.5 million in the third quarter of fiscal 2015 compared to $5.7 million in the third quarter of fiscal 2014, primarily due to higher product development expenses. General and Administrative expenses increased 68.8% to $10.8 million in the third quarter of fiscal 2015 from $6.4 million in the third quarter of fiscal 2014, primarily due to higher legal expenses, higher Canadian hedge costs, and executive transition costs. Selling and Marketing expenses increased 6.9% to $30.8 million in the first nine months of fiscal 2015 compared to $28.8 million in the first nine months of fiscal 2014, primarily due to increased PG&A advertising and service and warranty. Research and Development expenses increased 6.9% to $18.5 million in the first nine months of fiscal 2015 compared to $17.3 million in the first nine months of fiscal 2014, primarily due to higher product development expenses. General and Administrative expenses increased 65.1% to $36.0 million in the first nine months of fiscal 2015 from $21.8 million in the first nine months of fiscal 2014, primarily due to higher legal expenses, higher Canadian hedge costs, a severance charge relating to the departure of our former CEO in May 2014, and executive transition costs.

Other Income / Expense

We had $8,000 in interest income in the third quarter of fiscal 2015 compared to $6,000 in the third quarter of fiscal 2014. Interest expense increased to $97,000 in the third quarter of fiscal 2015 from $96,000 in the third quarter of fiscal 2014. Interest income decreased to $18,000 in the first nine months of fiscal 2015 from $22,000 in the same period of fiscal 2014. Interest expense increased to $346,000 in the first nine months of fiscal 2015 from $136,000 in the same period of fiscal 2014. Interest expense was higher due to increased borrowing levels resulting primarily from lower cash levels at the beginning of the fiscal year compared to last year.

Liquidity and Capital Resources

The seasonality of our snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production and commencement of shipments late in the first quarter create significant fluctuations in our working capital requirements. Historically, we have financed our working capital requirements out of available cash balances at the beginning and end of the production cycle and with short-term bank borrowings during the middle of the cycle. Our cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when our snowmobile and ATV production cycles begin in the spring. Accounts receivable decreased to $59.1 million at December 31, 2014 from $74.1 million at December 31, 2013, primarily due to timing of snowmobile and ATV/side-by-side shipments. The accounts receivable balance at March 31, 2014 was $42.0 million. Inventory increased to $144.6 million at December 31, 2014 from $137.2 million at December 31, 2013. Inventory was $140.7 million at March 31, 2014. The increases in our inventory balances as of December 31, 2014 compared to March 31, 2014 are due to the seasonality of our snowmobile, ATV and PG&A businesses. During the nine months ended December 31, 2014, we repurchased 26,951 shares of our common stock at a total cost of $1.0 million under the share repurchase program previously approved by the Board of Directors in May 2013, and we repurchased an additional 70,987 shares of our common stock at a total cost of $2.8 million for the exercise and related income taxes for net-settled stock options and restricted stock units. Cash and short-term investments were $67.5 million and $62.5 million at December 31, 2014 and 2013, respectively, and $82.5 million at March 31, 2014. Cash and short-term investments decreased from March 31, 2014, due to the seasonality of our business. Our investment objectives are first, safety of principal, and second, rate of return. No short-term bank borrowings were outstanding at December 31, 2014 and 2013 and March 31, 2014.

We believe current available cash and cash generated from operations together with working capital financing through our available line of credit will provide sufficient funds to finance operations on a short and long-term basis and for at least the next 12 months.

Line of Credit

We entered into a $100,000,000 senior secured revolving credit agreement in November 2013 for documentary and stand-by letters of credit, working capital needs and general corporate purposes, which amended and restated our prior $60,000,000 senior secured revolving credit agreement. We may borrow up to $100,000,000 during May through November and up to $50,000,000 during all other months of the fiscal year. We were in compliance with the terms of the credit agreement as of December 31, 2014. See Note F of the notes to condensed consolidated financial statements herein for further discussion.

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

Certain Information Concerning Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

See our most recent Annual Report on Form 10-K for the year ended March 31, 2014 for a discussion of our critical accounting policies.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Quarterly Report on Form 10-Q, and future filings with the Securities and Exchange Commission, our press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements, including statements related to our fiscal 2015 outlook, business strategy and expected product and industry demand. In particular, these include, among others, statements relating to our anticipated capital expenditures, research and development expenditures, product introductions, the effect of weather conditions and dealer ordering processes on our net sales, legal proceedings, our expectations regarding financing arrangements, our wholesale and retail sales and market share expectations, inventory levels, industry wholesale and retail sales and demand expectations, depreciation and amortization expense, dividends, sufficiency of funds to finance our operations and capital expenditures, raw material and component supply expectations, adequacy of insurance, and the effect of regulations on us and our industry and our compliance with such regulations. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors including, but not limited to the following: product mix and volume; competitive pressure on sales, pricing and sales incentives; increases in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines; interruption of dealer floorplan financing; warranty expenses and product recalls; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of reserves or insured amounts; environmental and product safety regulatory activity; effects of the weather; general economic conditions and political changes; interest rate changes; consumer demand and confidence; and those factors set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014, under heading “Item 1A. Risk Factors.” We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2014. As of December 31, 2014, we have notional Canadian dollar denominated cash flow hedges of approximately $47,202,000 (USD) with a weighted average contract exchange rate of 1.1017 CAD to USD. The fair values of the Canadian dollar contracts at December 31, 2014 represent an unrealized gain of $2,439,000. A ten percent fluctuation in the currency rates as of December 31, 2014 would have resulted in a change in the fair value of the Canadian dollar hedge contracts of approximately $4,720,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

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

Item 4. Controls and Procedures

Our management, including the person serving as our Chief Executive Officer and Acting Principal Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2014. Based on that evaluation, the person serving as our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Company Equity Securities

On August 8, 2014, the Company’s Board of Directors approved a $25,000,000 common stock share repurchase program, which supplements the program previously approved in May 2013. The share repurchase program does not have an expiration date. The following table presents the total number of shares repurchased during the third quarter of fiscal 2015 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program as of the end of the third quarter of fiscal 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1, 2014 – October 31, 2014	0	$0	0	774,697
November 1, 2014 – November 30, 2014	0	0	0	788,996
December 1, 2014 – December 31, 2014	988	35.50	0	734,544

Total	988	$35.50	0	734,544

(1)	988 shares were withheld for the exercise and related income taxes for net-settled stock options and restricted stock units.
(2)	The Maximum Number of Shares that May Yet Be Purchased for the periods represents the number of shares purchasable at the closing price of the Company’s common stock on the last day of the month under the share repurchase program.

We have historically purchased our common stock primarily to offset the dilution created by employee stock option exercises and because the Board of Directors believes investment in our common stock is a good use of our excess cash.

Item 5. Other Information

Indemnification Agreements

On December 15, 2014, the Board of Directors of the Company approved a form of indemnification agreement (the “Indemnification Agreement”) and authorized the Company to enter into an Indemnification Agreement with each of the Company’s current and future directors and officers (each an “Indemnitee”). The Indemnification Agreement clarifies the process and conditions under which the Company will advance expenses and indemnify each Indemnitee against costs incurred in connection with a proceeding to which an Indemnitee is made party to, or threatened to be made party to, by reason of anything done or not done by the Indemnitee in his or her official capacity, or in which he or she serves as a witness by reason of such official capacity. The indemnification rights provided for in the Indemnification Agreement supplement the indemnification and advancement rights provided by the Company’s Articles of Incorporation, Bylaws and applicable law.

This foregoing description of the material terms of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Indemnification Agreement, which is attached as Exhibit 10.5 hereto and is incorporated herein by reference.

Promotions and Compensatory Arrangements of Certain Officers

On November 17, 2014, we promoted Tracy J. Crocker, our Vice President/General Manager—Parts Garments and Accessories, to the position of Vice President/General Manager—ATV and Parts Garments and Accessories, and Bradley D. Darling, our Vice President/General Manager—Snowmobiles, to the position of Vice President/General Manager—Snowmobiles and North American Sales. In connection with his promotion on November 17, 2014, Mr. Crocker executed an employment agreement that substantially conforms to the terms of our Form of Executive Employment Agreement, which we previously filed with the Securities and Exchange Commission on May 30, 2014 as Exhibit 10.2 to our Annual Report on Form 10-K for fiscal 2014. Mr. Darling’s employment agreement remains unchanged. The employment agreements provide that the executives are eligible for annual incentive awards and long-term incentive compensation at the discretion of the Board, as well as for severance agreements if the executive is terminated without “cause” and complies with certain confidentiality, non-solicitation and release of claims conditions.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company	(1)

3.2	Amended and Restated By-Laws of the Company	(2)

4.1	Form of specimen common stock certificate	(3)

10.1	Employment Agreement, dated November 10, 2014 between the Company and Christopher T. Metz.	(4)

10.2	Change in Control Agreement, dated November 10, 2014, between the Company and Christopher T. Metz.	(4)

10.3	Inducement Non-Qualified Stock Option Agreement between the Registrant and Christopher T. Metz.	(5)

10.4	Inducement Restricted Stock Unit Agreement between the Registrant and Christopher T. Metz.	(5)

10.5	Form of Indemnification Agreement	(5)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002	(5)

32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	(5)

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter and nine months ended December 31, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.	(5)

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and the Company’s Current Report on Form 8-K filed August 11, 2014.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 16, 2013 and the Company’s Current Report on Form 8-K filed August 11, 2014.
(3)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement. (File Number 33-34984)
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed November 14, 2014.
(5)	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date:	February 6, 2015	By	/s/ Christopher T. Metz
Christopher T. Metz
President, Chief Executive Officer and Acting Principal Financial Officer