Form 10-K
period 2015-03-31
ARCTIC CAT INC
filed 2015-05-29
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately: $450,347,012.

At May 22, 2015, the registrant had 12,952,617 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held on August 6, 2015 are incorporated by reference into Part III of this Form 10-K.

ARCTIC CAT INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

Arctic Cat Inc. (the “Company” or “Arctic Cat,” or “we,” “our” or “us”) is a Minnesota corporation with principal executive offices in Plymouth, Minnesota. We design, engineer, manufacture and market snowmobiles and all-terrain vehicles (“ATVs”) and recreational off-highway vehicles (“side-by-sides” or “ROVs”), as well as related parts, garments and accessories (“PG&A”) under the Arctic Cat® and MotorFist® brand names. We market our products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, Russia, South America, the Middle East, China, Asia and other international markets. The Arctic Cat brand name has existed for more than 50 years and is among the most widely recognized and respected names in the snowmobile, ATV and side-by-side industries. We were incorporated in 1982. Our common stock trades on the NASDAQ Global Select Market under the symbol ACAT.

Industry Background

Snowmobiles—The snowmobile, developed in the 1950s, was originally intended to be used as a utility vehicle, but today the overwhelming majority of the industry’s sales are for recreational use. Between the late 1950s and early 1970s, the industry expanded dramatically, reaching a peak of over 100 manufacturers and a high of nearly 495,000 units sold to retail customers in North America in 1971. Today the industry has consolidated to four major participants: Arctic Cat, Bombardier Recreational Products Inc. (“BRP”), Polaris Industries Inc. (“Polaris”) and Yamaha Motor Co., Ltd. (“Yamaha”). We believe there are currently more significant barriers to entry into the snowmobile market than existed in the 1970s. These barriers include increased brand loyalty, long-standing dealer and distributor networks and relationships, emissions and safety regulations, four-stroke engine development costs, manufacturing and engineering expertise and higher initial start-up costs. Industry-wide snowmobile sales to retail customers in North America were approximately 109,025 units for the 2015 model year. Arctic Cat snowmobiles are sold in numerous markets including the United States, Canada, Scandinavia, Russia and other international markets.

ATVs—The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. The most popular ATV use is general recreation, followed by farming/ranching, hunting/fishing, hauling/towing, transportation, and commercial use. From 1970 to 1986, the number of ATVs sold in the United States continued to grow until reaching an initial peak of 535,000 units in 1986. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 147,000 units. From 1991 to 2004, sales of ATVs by Arctic Cat and its major competitors grew to 814,000 units; however, ATV sales declined each year from 2005 to 2011, primarily driven by overall weak economic conditions and the shift to side-by-side vehicles. In 2012, the industry started to turn around and experienced a 2.6% increase in sales, its first increase in industry sales since 2005. For the 2014 calendar year, industry-wide sales were 281,000 units in the North America, up 0.3%, for its 2nd straight increase in year-over-year retail sales. ATVs are sold in numerous markets including the United States, Canada, Europe, Russia, Australia, China, the Middle East and Latin America. Major competitors in the industry include Yamaha, BRP, Polaris, Honda Motor Co., Ltd. (“Honda”), Kawasaki Motors Corp. (“Kawasaki”) and Suzuki Motor Corporation (“Suzuki”). In addition to these companies, multiple other companies, including numerous Chinese and Taiwanese manufacturers, sell ATVs.

Side-by-Side Recreational Off-highway Vehicles (“side-by-sides” or “ROVs”)—ROVs are multiple passenger off-highway all-terrain vehicles and, like ATVs, are used for general recreation, farming/ranching, hunting/fishing, hauling/towing, transportation, commercial and military use. We estimate that calendar year 2014 industry side-by-side vehicle retail sales in North America were 266,000 units, up 17.4% from the previous year. The main competitors for our side-by-side vehicles are Yamaha, BRP, Polaris, Kawasaki, Kubota, Deere & Company (“Deere”) and Honda.

Products

Snowmobiles—We produce a full line of snowmobiles, consisting of 60 models, marketed under the Arctic Cat brand name and designed to satisfy most market segments. The 2015 Arctic Cat models carry suggested U.S. retail prices ranging from $6,499 to $16,049, excluding a youth model sold at a suggested U.S. retail price of $2,699. Our 2015 model year snowmobiles are categorized as Performance, Crossover, Mountain, Touring and Utility. We market: Performance models under the names ZR and Sno Pro; Crossover models under the name XF; Mountain models under the name M and HCR; Touring models under the name Pantera and Lynx; and Utility models under the name Bearcat. In addition, to encourage family involvement in snowmobiling, we offer a youth snowmobile marketed under the ZR 120 name.

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

For the last three fiscal years ended March 31, 2015, 2014 and 2013, snowmobiles accounted for 43%, 39% and 39%, respectively, of our net sales.

Awards—The industry’s media professionals spoke out by highlighting our 2015 models with several Best-In-Class awards:

•	2015 Pantera 7000 Limited, SnowGoer Canada—Most Impressive 2-up Touring

•	2015 ZR 5000 LXR, SnowGoer Canada—Most Impressive Value

•	2015 ZR 6000 RR, OSM Magazine—Best High Performance Terrain Sleds

•	2015 ZR 6000 RR, American Snowmobiler—Editor’s Choice Award

•	2015 Pantera 7000 Limited, American Snowmobiler—Best Two-Up Touring

•	2015 Bearcat 5000 XT Limited, American Snowmobiler—Best Utility Snowmobile

•	2015 ZR 6000 LXR, Supertrax—Best 600

•	2015 Pantera 7000 LTD, Supertrax—Best 2-Up Touring

•	2016 M-Series, SnoWest—Best Arctic Cat Mountain Snowmobiles Yet

Team Arctic Snowmobile Racers proved they win in 2015. In his 15th professional snocross season, Tucker Hibbert won 13 of the 17 ISOC Pro Open finals, leading to his 9th Pro National championship, recorded his 100th Pro National win with a jaw-dropping come-from-behind win in Deadwood, won a record-breaking eighth consecutive X Games gold medal, and was voted ISOC’s Fan Favorite Snocross Racer of the Year for the second consecutive time.

In the premier national snocross, cross-country, hillclimb and enduro snowmobile racing events during the 2015 season, Team Arctic captured 163 class wins, 400 podium finishes and 20 High Point Championship titles.

ATVs—In December 1995, we introduced our first ATV. Since that time, our line has grown to 28 models. Features like fully independent front and rear suspensions, hydraulic disc brakes, hi-low range transmission, long travel suspension with high ground clearance, Speed Point accessory system, automatic transmissions, selectable 2WD/4WD shaft drive, locking differentials, EFI, a large fuel tank, and electronic power steering all make our ATVs consumer friendly. We also have special two rider models that provide a proper alternative for customers that want to ride double on an ATV. In 2007, we introduced the industry’s first diesel ATV, capable of using biodiesel fuels, and in 2008 we introduced the Thundercat 1000, the ATV with the largest displacement engine in the industry. We launched our new value line-up of ATVs in 2011, which included the 350 4X4 automatic and the 425 EFI 4X4 automatic. For model year 2013, we launched a new range of value models which included a 400 4X4 automatic ATV, 450 EFI 4X4 automatic ATV, 500 EFI 4X4 automatic ATV, 400 4X4 automatic TRV and 500 EFI 4X4 automatic TRV. For model year 2015, we launched XR ATV series available in 550cc and 700 cc categories. The model year 2015 Arctic Cat ATVs carry suggested U.S. retail prices ranging from $4,299 to $14,399, excluding youth models which are sold at suggested U.S. retail prices ranging from $2,799 to $3,699.

Side-by-Side Recreational Off-highway Vehicles (“side-by-sides” or “ROVs”)—We introduced our new Prowler utility side-by-side vehicle into the utility segment in 2006. The Prowler is configured with a variety of different engines that range in size from 550cc to 1000cc that are manufactured by us, and also includes a rear cargo box, dual bucket seats as well as our renowned long travel suspension and ride characteristics. In 2011, we launched our first heavy duty utility side-by-side vehicle, the Prowler HDX, with an extended chassis, extra-large cargo box, bench seating and electronic power steering standard. In fiscal 2012, we introduced the all-new Wildcat 1000 sport model ROV. This model is aimed at a rapidly growing segment of the ROV market where consumers are seeking a side-by-side designed vehicle that offers comfort & handling in rough off-highway terrain. In fiscal 2013, we expanded our Wildcat line-up to include a Wildcat 1000 Limited with factory installed accessories, a Wildcat 4 1000 which allows for seating of 4 full sized adults and a Wildcat X 1000 which increases the horse power to +90. In fiscal 2014, we further expanded the Wildcat line-up to include a Wildcat X 1000 Limited, Wildcat 4X 1000 and Wildcat 4X 1000 Limited, all with the high horsepower X engine. We also launched a narrower 50-inch wide, trail-legal platform that allows riders access to authorized ATV trails. In addition to its trail legal capabilities, the Wildcat Trail offers industry-leading suspension, coupled with the lowest price in the 50-plus horsepower segment. We also expanded our HDX utility line-up to include a Prowler HDX 500, which has many of the same features as the Prowler 700 HDX, only with a smaller engine. Finally, we introduced the new Wildcat Sport which is 60 inches wide and is positioned to compete in the mid-size Pure Sport and Sport/Recreation segments. Currently, we offer a total of sixteen models with retail prices between $10,999 and $23,699. Side-by-side/ROV sales are included with ATV sales for financial reporting purposes.

We entered in to a multi-year agreement to build side-by-side utility models for the Toro Company. This agreement features two models branded separately under both the Toro and eXmark brands and was rolled out in the fourth quarter of fiscal year 2015.

For the last three fiscal years ended March 31, 2015, 2014 and 2013, ATVs and ROVs collectively accounted for 41%, 45%, and 45%, respectively, of our net sales.

Awards—Our ATV’s and ROV’s are born and bred to tackle everything from the tightest trails to mountain road switchbacks and are recognized for their ergonomic comfort, ride quality and styling. Here’s what the industry’s media professionals had to say:

•	“Compared to a RzR 900 the Wildcat Sport has a better ride quality for extreme conditions and is 200lbs lighter”—ATV Action

•	“The Wildcat Sport is lightweight, has a hearty engine and is tuned for excellence”—UTV Offroad

•	“Arctic Cat really stepped it up with the 2015 XR 550. Everything works without flaws from power delivery and suspension to handling and steering”—Dirtwheels

•	“When it’s all said and done, the 2015 Wildcat Trail takes the trophy for Best 50-inch UTV”—DirtTrax Magazine

•	“After riding the all-new 2015 XR line of ATVs, it’s immediately obvious the high level of engineering embodied in the new ATV platform”—ATVEscape.com

•	“The new 2015 XR model ATVs are the perfect mix for work and play”—ATV World Magazine

•	“The 2015 XR 500 and 700 are the best designed ATV’s that Arctic Cat has ever produced”—ATVriders.com

International Markets— We have continued to expand into international markets by focusing on new product development, adding new distributors and dealers, entering new geographies, and developing new markets. In July 2005, we acquired a 100% interest in a European company to strengthen our European presence and further expand our ATV model offerings for on-road use, the most prevalent use in Europe. Our snowmobiles and ATVs are currently sold in all major markets.

Parts, Garments and Accessories—We are the exclusive provider of genuine Arctic Cat Snowmobile, ATV and ROV parts, garments and accessories. Replacement parts for our current and noncurrent models of Snowmobiles, ATVs and ROVs are an important part of our product mix along with maintenance supplies such as oil and fuel additives. We also sell a broad array of accessories such as bumpers, cabs, luggage racks, lights, snow plows, backrests, windshields, wheels, track systems and winch kits that consumers buy to increase their comfort factor, shorten their task or personalize their ride. We recently launched a new line of accessories specifically created for the new Wildcat Trail. During fiscal 2014, we added new accessory options for this exciting new vehicle. In addition to genuine Arctic Cat parts and accessories, we sell market leading brands in various categories such as Fox Float shocks, Speed point attachments and BCA Float Avalanche Airbags.

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

Several years ago we introduced a second line of insulated outerwear under the “Drift Racing” brand to compete against the aftermarket outerwear manufacturers selling into the snowmobile market. The “Drift Racing” line of outerwear provides riders of multiple brands of snowmobiles a high performing, fashionable outerwear option. Over the last two years we have expanded our Drift Racing line (insulated jackets similar to those worn by the snowmobile racers), have added more general outerwear options to the Arcticwear line (down filled parkas) and expanded our sportswear wearables sold under the “Arcticwear” brand.

In fiscal year 2015, we acquired substantially all of the assets of MotorFist, LLC, a privately owned company based in Idaho Falls, Idaho, that designs, develops and distributes technical snowmobile riding garments and accessories. Founded in 2009, MotorFist does business throughout North America, as well as Russia, Sweden, Norway, Finland, Japan, Iceland, and Greenland. MotorFist’s products are engineered with its proprietary eVent® waterproof, windproof and breathable fabric, delivering rugged solutions for harsh conditions. After only a few years of manufacturing, the MotorFist brand has set a high benchmark for premium snowmobile gear.

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

For the last three fiscal years ended March 31, 2015, 2014 and 2013, parts, garments and accessories accounted for 16% of our net sales in each year.

Manufacturing, Engineering and Research and Development

Arctic Cat snowmobiles, ROVs and most ATVs are manufactured at our facilities in Thief River Falls, Minnesota. A Taiwanese company manufactures our 90cc to 450cc ATVs according to our specifications. We have strategically identified specific core manufacturing competencies for vertical integration and have chosen outside suppliers to provide other parts. We have developed relationships with selected high quality suppliers in order to obtain access to particular capabilities and technologies outside the scope of our expertise. We often design component parts in cooperation with our suppliers, contract with them for the development of tooling, and then enter into agreements with these suppliers to purchase component parts manufactured utilizing the tooling. In our vertically integrated operations, we manufacture foam seats, machine, weld, and paint other components, and complete the total assembly of most of our products at our facilities in Thief River Falls, Minnesota. Manufacturing operations include robotics as well as digital and computer automated equipment to speed production, reduce costs and improve the quality, fit and finish of every product.

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

We have expanded our snowmobile engine design capabilities and work with a variety of suppliers for various engine component parts. In February 2013, we announced an engine supply agreement with Yamaha through which we purchase select Yamaha 4-stroke engines. The first engine we received was a 135 horse power 4-stroke engine and was used in our new model year 2014 snowmobiles. We also announced our first snowmobile engine that we manufactured in our St. Cloud, Minnesota facility, a 600cc 2-stroke engine that was produced for model year 2014. In addition to purchasing Yamaha engines, we also reached an agreement to build select 4-stroke Yamaha snowmobiles using Yamaha engines. These snowmobiles are built in our Thief River Falls, Minnesota facility and started production during fiscal year 2014.

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

In April 2015, we began a two-year investment program in Thief River Falls to enhance manufacturing capabilities. The first investment is a new approximately $12 million powder paint system which we anticipate will be up and running in January 2016. The next phase will be implementing new assembly processes which we anticipate will be started in April 2016.

We are committed to an ongoing engineering and research and development program dedicated to innovation and to continued improvements in the quality and performance of our products as well as new product introduction. We currently employ 175 individuals in the design and development of new and existing products, with an additional 23 individuals directly involved in the testing of snowmobiles, ATVs and ROVs in normal and extraordinary conditions. In addition, these units are tested in conditions and locations similar to those in which they are used. We use computer aided design and manufacturing systems to shorten the time between initial concept and final production. For fiscal years ended March 31, 2015, 2014 and 2013, we spent approximately $24,341,000, $23,998,000 and $20,693,000, respectively, on engineering, research and development. In addition, utilizing their particular expertise, our suppliers regularly test and apply new technologies to the design and production of component parts.

Sales and Marketing

Our products are currently sold through an extensive network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, Russia, China, South America, the Middle East, Asia and other international markets. To promote new dealerships and to service our existing North American dealer network, we also employ district sales managers throughout the United States, Canada and parts of Western Europe.

Our dealers enter into yearly contracts and are required to maintain status as an authorized dealer in order to continue selling our products. To obtain and maintain such status, dealers are expected to order a sufficient number of snowmobiles, and/or ATVs and ROVs to adequately service their respective market areas. In addition, dealers must perform service on these units and maintain satisfactory service performance levels, and their mechanics are expected to complete special training provided by us. Dealers are also expected to carry adequate levels of inventory of genuine Arctic Cat parts, garments and accessories. As is typical in the industry, most of our dealers also sell some combination of motorcycles, marine products, lawn and garden products and other related products.

We utilize distributors in some countries outside the United States and Canada to take advantage of their knowledge and experience in their respective markets and to increase market penetration of our products. Canadian sales are made in Canadian dollars, nearly all of which are financed through a Canadian financial institution. Most sales to distributors outside North America are made in U.S. dollars and are supported to some extent by letters of credit or credit insurance. Our European subsidiary’s sales to its dealers and distributors are denominated in Euros and are supported by credit insurance.

Our sales and marketing efforts include dealer and consumer promotions, direct advertising and cooperative advertising programs with our dealers. We and many of our distributors conduct dealer shows or other sales events annually in order to introduce the upcoming year’s models and to promote dealer orders. Marketing activities are designed to promote directly to consumers. Products are advertised and promoted by us in consumer magazines, online and through other media. In addition, we engage in extensive dealer cooperative advertising on a local and national level, whereby we and our dealers share advertising costs. Each season we produce product brochures, point of purchase displays, leaflets, posters and banners, and other promotional items for use by our dealers. We also participate in key regional consumer shows and rallies with dealers and sponsor independent racers who participate in snowmobile races throughout the world. In order for our dealers and distributors to remain price competitive and to reduce retail inventories, we will from time to time make available to them rebate programs, discounts, or other incentives. In order to build brand loyalty we publish online magazines called Pride (snowmobile) and Ride (ATV and ROV).

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

Certain materials used in snowmobile, ATV and ROV manufacturing that are toxic, flammable, corrosive or reactive are classified by federal and state governments as “hazardous materials.” Control of these substances is regulated by the Environmental Protection Agency (“EPA”) and various state pollution control agencies, which require reports and inspection of facilities to monitor compliance. Our manufacturing facilities are subject to the regulations promulgated by, and may be inspected by, the Occupational Safety and Health Administration.

The Consumer Product Safety Commission (“CPSC”) has federal oversight over product safety issues related to snowmobiles, ATVs and ROVs and from time to time promulgates rules related to safety. For example, in October 2009, the CPSC issued an Advance Notice of Proposed Rulemaking to establish mandatory safety standards for ROVs. The CPSC has not issued final rules on this matter. Under the Consumer Product Safety Improvement Act passed by Congress in August 2008, the prior ATV voluntary standard and certain other safety requirements became a mandatory CPSC standard. Arctic Cat has been and remains in compliance with these standards. Various states have also promulgated safety regulations regarding snowmobiles, ATVs and ROVs, none of which have had a materially more burdensome impact on us than CPSC regulations.

The EPA adopted regulations affecting snowmobiles and ATVs for model years 2006 and beyond. We believe that we are and will continue to be in compliance with these regulations. We support balanced and appropriate programs that educate the customer on the safe use of our products and protect the environment.

When we sell our products outside the United States our products are also subject to international laws and regulations related to emissions and safety matters. Europe currently regulates ATV and ROV emissions and our products meet such requirements. The European Commission has recently developed substantial changes (Euro IV) to the existing regulations which will come into effect starting January 1, 2016. We are aware of the new product standards and adaptations required to meet the new regulations and have established a product plan to achieve compliance.

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

We are a member of the Specialty Vehicle Institute of America, a trade association organized to foster and promote the safe and responsible use of ATVs manufactured and/or distributed throughout the United States and which promulgates voluntary standards for ATVs. Additionally, we are a member of the Recreational Off-highway Vehicle Association, a trade association organized to foster and promote safe and responsible use of recreational off-highway vehicles and which promulgates voluntary standards for ROV’s. We are also a member of the Canadian Off-Highway Vehicle Distributors Council, as well as the All-Terrain Vehicle Industry European Association.

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

Employees

At March 31, 2015, we had 1,670 employees, including 359 salaried and 1,311 hourly and production personnel. Our employees are not represented by a union or subject to a collective bargaining agreement. We have never experienced a strike or work stoppage and consider our relations with our employees to be excellent.

Intellectual Property

We patent significant innovations that we consider patentable and we own numerous patents for our snowmobiles, ATVs, ROVs and other products. Additionally we vigorously defend against the infringement of our patents by third parties. Trademarks are also important to our snowmobile, ATV and related parts, garments and accessories business activities. We believe that our “Arctic Cat” registered trademark is our most significant trademark. Additionally, we have numerous registered trademarks, trade names and logos, both in the United States and internationally.

Financial Information about Geographic Areas

Financial information regarding domestic and geographic areas is included in Note J, Segment Reporting, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended and its rules and regulations (the “Exchange Act”). The Exchange Act requires us to file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Copies of these reports, proxy statements and other information can be read and copied at the SEC Public Reference Room, 100 F Street, N.E., Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s Web site at http://www.sec.gov.

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

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Christopher T. Metz	50	President and Chief Executive Officer
Christopher J. Eperjesy	47	Chief Financial Officer
Tracy J. Crocker	55	Vice President—General Manager, ATV and Parts, Garments and Accessories
Bradley D. Darling	49	Vice President—General Manager, Snowmobile and North American Sales
Paul A. Fisher	58	Vice President—Operations
William J. Nee	54	Vice President—Human Resources
Michael D. Okerlund	42	Vice President—Legal Affairs and Corporate Secretary
Greg Williamson	46	Chief Marketing Officer

Mr. Metz has been our Chief Executive Officer since December 2014. He came to the company with a more than 20-year track record of successful executive leadership positions at global organizations in the consumer and durable goods areas. From 2005 to 2014, he worked as Managing Director at Sun Capital Partners, Inc., a private investment firm that he helped grow to $10 billion in capital under management and more than 80 standalone companies. From 1992 to 2005, Mr. Metz worked in various roles at Black & Decker, Inc., eventually rising to the rank of President, leading its Hardware and Home Improvement Group from 1999 to 2005. Mr. Metz held several other leadership positions during his 13-year tenure at Black & Decker, including Vice President and General Manager at Frankfurt, Germany-based Professional Tools and Accessories.

Mr. Eperjesy has been our Chief Financial Officer since February 2015. He brought more than 25 years of financial experience, including a strong background in manufacturing and international business and proven experience with mergers and acquisitions. Mr. Eperjesy spent 12 years as Chief Financial Officer at Twin Disc, Inc. (NASDAQ: TWIN) a publicly held manufacturer and world-wide distributor of heavy-duty, off-highway and marine power transmission equipment. There he was responsible for all public company reporting, finance and internal controls, treasury, IT and legal functions. From 2001 to 2002, Mr. Eperjesy worked at Kmart Corporation as Divisional Vice President of Corporate Finance, responsible for all corporate-level planning and forecasting activities. Prior to Kmart, Mr. Eperjesy worked for Chrysler Corporation/DaimlerChrysler AG from 1995 to 2001 in various leadership roles, including international positions in Brussels, Belgium, and Stuttgart, Germany. Mr. Eperjesy began his career as an accountant with Coopers & Lybrand (now PricewaterhouseCoopers) from 1990 to 1994.

Mr. Crocker has been our Vice President—General Manager, ATV and Parts, Garments and Accessories, since November 2014. Prior to that, he was our Vice President—General Manager, Parts, Garments and Accessories from June 2013 to October 2014, Vice President—Special Projects from April 2013 to May 2013 and Vice President—General Manager, All-Terrain Vehicles from March 2012 to March 2013. Prior to joining us, Mr. Crocker worked for Ecolab from 2002 to 2011, serving as Senior Vice President of Ecolab’s Hospitality, Healthcare and Commercial markets businesses. Prior to that he served as Ecolab’s Senior Vice President and General Manager for Latin America and as a division Vice President of Marketing. Before joining Ecolab, he worked in sales and operating roles for Next Generation Network, Nabisco and Pepsi.

Mr. Darling has been our Vice President—General Manager, Snowmobile and North American Sales since November 2014. Prior to that, he was our Vice President—General Manager, Snowmobile from June 2011 to October 2014 and North American Sales Director since July 2008 and National Sales Manager (Canada) since October 2004. He started with us in May 2000 as District Sales Manager.

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

Mr. Nee has been our Vice President —Human Resources since August 2010. Prior to joining us, Mr. Nee worked for Express Scripts from September 2008 to April 2010, where he served as Vice President—Human Resources, Operations. Before joining Express Scripts, Mr. Nee was employed as Senior Vice President at Fiskars Brands, Inc. from October 2004 to September 2008. Prior to that, Mr. Nee spent 12 years with Newell Rubbermaid in senior human resources assignments.

Mr. Okerlund has been our Vice President—Legal Affairs since July 2014 and Corporate Secretary since January 2015. Prior to that, he served as our Director—Legal, having joined the company in January 2012. Prior to joining us, Mr. Okerlund served from 2008 to 2012 as the General Counsel of Hysitron, Inc., a nanotechnology company based in Eden Prairie, MN. Prior to that he served as a litigation attorney specializing in Intellectual Property at the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. from 2003 to 2007.

Mr. Williamson has been our Chief Marketing Officer since April 2015. Prior to that, Mr. Williamson served as Chief Marketing Officer at Spectrum Brands Hardware and Home Improvement Division from July 2013 to April 2015 where he led the product, channel and brand strategies for several industry-leading hardware brands, including Kwikset, Baldwin, Weiser, and National Hardware. Prior to that Mr. Williamson served as President at Spectrum Brands Pfister Faucet Company from June 2011 to June 2013 and before that Vice President of Sales and Marketing at Spectrum Brands Pfister Faucet Company from December 2005 to May 2011.

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

Companies within the snowmobile, ATV and ROV industries are subject to volatility in operating results due to external factors such as general economic conditions, including high unemployment and economic recession. Specific factors affecting the industry include:

•	Overall consumer confidence and the level of discretionary consumer spending;

•	Interest rates and related higher dealer floorplan costs;

•	Sales incentives and promotional costs;

•	Adverse impact on margins due to increases in raw material and transportation costs that companies are unable to pass on to dealers without negatively affecting sales; and

•	Fluctuation in foreign currency exchange rates.

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

We provide a limited warranty on retail sales for a period of six months for our ATVs and ROVs and one year for our snowmobiles. We may provide longer warranties in certain geographical markets as determined by local regulations and market conditions. Although we employ quality control procedures, sometimes a product is distributed that requires repair or replacement. Our standard warranties require us through our dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Historically, product recalls have been administered through our dealers and distributors and have not had a material effect on our business.

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

The snowmobile, ATV and ROV markets worldwide are highly competitive. Competition is based upon a number of factors, including performance, ride, suspension, innovation, technology, styling, fit and finish, brand loyalty, reliability, durability, price and distribution. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as sales incentives and cooperative advertising). Many of our competitors are more diversified and have financial and marketing resources that are substantially greater than ours. In addition, our products compete with other recreational products for the discretionary spending of consumers. If we are not able to effectively compete in this environment, our business and operating results will be negatively impacted.

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

Fluctuations in foreign currency rates could result in declines in our reported net sales and net earnings

Our reported net sales and cost of goods sold are subject to fluctuations in foreign currency exchange rates. During fiscal 2015, sales to Canadian dealers that are denominated in Canadian dollars comprised 27.6% of total net sales. Sales to European on-road ATV dealers and distributors are made in Euros with the Euro serving as the functional currency. During fiscal 2015, sales to European on-road ATV dealers comprised 4.9% of total net sales. During fiscal 2015, we utilized cash flow hedges to help mitigate the variability in Canadian exchange rate changes relating to Canadian dollar fund transfers to the United States. During fiscal 2015, approximately 9.8% of our total cost of goods sold was purchased from Japanese yen denominated suppliers. The majority of these purchases were made from Suzuki and Yamaha for engines for our snowmobiles. We have an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. A change in foreign currency exchange rates could materially affect our business and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following sets forth our material property holdings as of March 31, 2015.

Location	Facility Type / Use	Owned or Leased	Sq. Ft.
Thief River Falls, Minnesota	Manufacturing	Owned	585,000
Thief River Falls, Minnesota	Warehouse	Owned	25,000
Thief River Falls, Minnesota	Warehouse	Leased	27,000
Bucyrus, Ohio	Distribution Center	Owned	202,000
Winnipeg, Manitoba	Service Center	Leased	9,929
Island Park, Idaho	Test & Development Facility	Owned	3,000
St. Johann, Austria	Administrative/Distribution	Leased	44,409
St. Cloud, Minnesota	Manufacturing	Owned	60,800
Plymouth, Minnesota	Corporate Office	Leased	11,420
Idaho Falls, Idaho	MotorFist Office	Leased	5,800
Rigby, Idaho	MotorFist Warehouse	Leased	6,000

The Company believes that the Company’s material property holdings are suitable for the Company’s current operations and purposes.

ITEM 3. LEGAL PROCEEDINGS

Accidents involving personal injury and property damage occur in the use of recreational products. Claims have been made against us from time to time relating to these accidents, and from time to time parties assert claims relating to their intellectual property. It is our policy to vigorously defend against these actions. We are not involved in any legal proceedings that we believe will have the potential for a materially adverse impact on our business or financial condition, results of operations or cash flows. We have recorded a reserve based on our estimated range of potential exposures based on the legal proceedings and claims of which we are aware. Should any settlement occur that exceeds our estimate or a new claim arise, we may need to adjust the overall reserve and, depending on the amount, such adjustment could be material.

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

	2015		2014
Years ended March 31, Quarterly Prices	High	Low	High	Low
First Quarter	$48.41	$31.95	$48.84	$38.19
Second Quarter	40.59	34.51	59.33	44.99
Third Quarter	35.75	30.11	61.13	47.50
Fourth Quarter	39.72	26.00	59.73	41.00

As of May 22, 2015, we had approximately 278 stockholders of record, including the nominee of Depository Trust Company which held 12, 952,617 shares of common stock.

Cash Dividends Paid

Cash dividends were declared and paid quarterly from 1995 through the third quarter of fiscal year 2009. In response to the economic recession and to conserve cash, we suspended quarterly cash dividends in the fourth quarter of fiscal 2009. On May 15, 2013 we announced the reinstatement of a $0.10 per share quarterly cash dividend for each quarter of the 2014 fiscal year. On May 15, 2014, we announced the increase of the quarterly cash dividend by 25 percent to $0.125 per share to shareholders. The most recently declared dividend is $0.125 payable on or about June 12, 2015 to shareholders of record on May 29, 2015. We continually consider our cash position and projected cash needs in regards to our dividend policy.

Company Purchases of Company Equity Securities

On August 8, 2014, the Company’s Board of Directors approved a $25,000,000 common stock share repurchase program, which supplements the program previously approved in May 2013. The share repurchase program does not have an expiration date. The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2015 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program as of the end of fiscal 2015:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2015- January 31, 2015	—	$—	—	775,619
February 1, 2015- February 28, 2015	—	—	—	715,203
March 1, 2015- March 31, 2015	3,443	36.56	974	716,986

Total	3,443	$36.56	974	716,986

(1)	The Maximum Number of Shares that May Yet Be Purchased for the periods represents the number of shares purchasable at the closing price of the Company’s common stock on the last day of the month under the share repurchase program.

(2)	All shares purchased were under the share repurchase program, except 2,469 shares that were for the exercise and related income taxes for net-settled stock options.

We have historically purchased our common stock primarily to offset the dilution created by employee stock option exercises and because the Board of Directors believes investment in our common stock is a good use of our excess cash.

Performance Graph

In accordance with the rules of the SEC, the following performance graph compares the performance of our common stock on The NASDAQ Stock Market to the Standard & Poor’s 500 Index, and to the Recreational Vehicles Index prepared by Hemscott, Inc., of which we are a component. The graph compares on an annual basis the cumulative total shareholder return on $100 invested on March 31, 2010, assumes reinvestment of all dividends and has been adjusted to reflect stock splits. The performance graph is not necessarily indicative of future investment performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Arctic Cat Inc., the S&P 500 Index

and Hemscott—Recreational Vehicles Index

Assumes $100 invested on 3/31/10 in stock or index

Assumes Dividend Reinvested

Fiscal year ended March 31,

	2010	2011	2012	2013	2014	2015
Arctic Cat Inc.	$100.00	$143.32	$394.84	$402.76	$443.96	$342.11
S&P 500 Index	100.00	115.65	125.52	143.05	174.31	196.51
Hemscott—Recreational Vehicles Index	100.00	145.97	182.95	217.25	302.21	294.43

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts) Years ended March 31,	2015	2014	2013	2012	2011
OPERATING STATEMENT DATA:
Net sales
Snowmobile & ATV units	$584,873	$615,608	$563,464	$477,329	$363,015
Parts, garments & accessories	113,883	114,883	108,124	107,939	101,636

Total net sales	698,756	730,491	671,588	585,268	464,651

Cost of goods sold
Snowmobile & ATV units	505,383	506,707	450,291	388,523	302,783
Parts, garments & accessories	73,924	72,705	70,401	66,126	60,359

Total cost of goods sold	579,307	579,412	520,692	454,649	363,142

Gross profit	119,449	151,079	150,896	130,619	101,509
Operating expenses
Selling & marketing	39,656	38,028	37,402	36,549	33,540
Research & development	24,341	23,998	20,693	17,862	15,029
General & administrative	48,914	28,557	32,087	30,318	34,805

Total operating expenses	112,911	90,583	90,182	84,729	83,374

Operating profit	6,538	60,496	60,714	45,890	18,135
Interest income	25	30	49	86	107
Interest expense	(353)	(122)	(84)	(8)	(11)

Earnings before income taxes	6,210	60,404	60,679	45,968	18,231
Income tax expense	1,290	21,000	20,934	16,027	5,224

Net earnings	$4,920	$39,404	$39,745	$29,941	$13,007

Net earnings per share
Basic	$0.38	$2.97	$3.02	$1.79	$0.71
Diluted	$0.38	$2.90	$2.89	$1.72	$0.70
Cash dividends per share	$0.50	$0.40	$—	$—	$—

Weighted average shares outstanding
Basic	12,926	13,275	13,155	16,721	18,232
Diluted	13,089	13,598	13,761	17,458	18,539

As of March 31,	2015	2014	2013	2012	2011
BALANCE SHEET DATA (In thousands):
Cash and short-term investments	$41,262	$82,532	$112,807	$62,597	$125,113
Working capital	122,765	136,755	132,052	98,825	144,596
Total assets	316,846	342,294	306,145	255,416	272,906
Long-term debt	—	—	—	—	—
Shareholders’ equity	180,371	185,043	174,472	138,472	183,036

QUARTERLY FINANCIAL DATA (unaudited)

(In thousands, except per share amounts)	Total Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales
2015	$698,756	$143,639	$262,479	$193,735	$98,903
2014	730,491	120,768	238,525	225,790	145,408
2013	671,588	111,311	229,030	218,016	113,231
Gross Profit (Loss)
2015	$119,449	$30,801	$55,081	$34,913	$(1,346)
2014	151,079	29,160	61,674	40,213	20,032
2013	150,896	22,479	64,030	50,798	13,589
Net Earnings (Loss)
2015	$4,920	$3,569	$15,389	$7,487	$(21,525)
2014	39,404	5,468	23,365	12,120	(1,549)
2013	39,745	2,008	24,959	17,853	(5,075)
Net Earnings (Loss) Per Share
2015 Basic	$0.38	$0.28	$1.19	$0.58	$(1.66)
Diluted	0.38	0.27	1.18	0.57	(1.66)
2014 Basic	2.97	0.41	1.75	0.90	(0.12)
Diluted	2.90	0.40	1.70	0.89	(0.12)
2013 Basic	3.02	0.15	1.90	1.35	(0.38)
Diluted	2.89	0.14	1.80	1.30	(0.38)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Executive Level Overview

Fiscal 2015 net sales decreased 4.3% to $698.8 million from $730.5 million in fiscal 2014. Fiscal 2015 net earnings decreased 87.5% to $4.9 million or $0.38 per diluted share compared to net earnings of $39.4 million or $2.90 per diluted share in fiscal 2014. The following charges: executive severance of $0.08 per diluted share in the first quarter; warranty expense of $0.32 per diluted share in the second quarter, executive transition costs of $0.11 per diluted share in the third quarter and $0.05 per diluted share in the fourth quarter; and $0.46 per diluted share for the planned reduction in core ATV inventory in the fourth quarter, lowered our 2015 full-year net earnings by $1.02 per diluted share. We had strong contributions to sales from its Wildcat™ recreational off-highway vehicle (“ROV”) line. During fiscal year 2015, gross margins decreased as expected to 17.1% from 20.7%, primarily due to planned lower sales volumes, the $7.6 million charge for the core ATV inventory reduction campaign and foreign currency impact. Unfavorable foreign currency exchange reduced gross profit by approximately $18.1 million, or an estimated $1.10 per diluted share. Operating expenses as a percent of sales increased to 16.2% and operating profits were $6.5 million versus $60.5 million last year.

During fiscal year 2015, snowmobile sales increased 6.5%, driven primarily by new snowmobile models we launched at the beginning of the year as well as snowmobiles supplied to Yamaha. During the year, we gained a slight increase in market share in the industry as our retail sales were at 9.4% versus the industry growth rate of 8.1%. The increase is primarily due to the early snowfall and colder weather in North America.

During fiscal 2015, ATV/side-by-side sales decreased 14.7% to $284.1 million, while sales of Wildcat side-by-sides increased and core ATV sales decreased, as we continue our efforts to lower core ATV inventory at our North America dealers. In fiscal 2015, Arctic Cat expanded its line of Wildcat side-by-sides with the introduction of the Wildcat Sport and Wildcat Trail models. The Wildcat Sport has a 60-inch wide chassis, offering consumers a mid-sized option between the original Wildcat and the Wildcat Trail model, with its narrower 50-inch stance. Arctic Cat also introduced the Wildcat Trail Limited EPS, which is a more fully featured version of the Wildcat Trail.

Fiscal year 2015 snowmobile sales increased 6.5% to $300.7 million from $282.4 million in fiscal 2014. Snowmobiles comprised 43% of our net sales in fiscal 2015. ATV and side-by-side sales decreased 14.7% in fiscal 2015 to $284.1 million from $333.2 million in fiscal 2014. ATV and side-by-side net sales comprised 41% of our net sales in fiscal 2015. Parts, garments and accessories sales decreased 0.9% in fiscal 2015 to $113.9 million from $114.9 million in fiscal 2014. Parts, garments and accessories sales were 16% of our net sales in fiscal 2015.

Results of Operations

Product Line Sales for the Fiscal Year Ended March 31,

($ in thousands)	2015	Percent of Net Sales	2014	Percent of Net Sales	Change 2015 vs. 2014	2013	Percent of Net Sales	Change 2014 vs. 2013
Snowmobile	$300,731	43.0%	$282,442	38.7%	6.5%	$263,693	39.3%	7.1%
ATV	284,142	40.7%	333,166	45.6%	(14.7)%	299,771	44.6%	11.1%
Parts, garments & accessories	113,883	16.3%	114,883	15.7%	(0.9)%	108,124	16.1%	6.3%

Net Sales	$698,756	100.0%	$730,491	100.0%	(4.3)%	$671,588	100.0%	8.8%

Product Line Sales. During fiscal 2015, net sales decreased 4.3% to $698.8 million from $730.5 million in fiscal 2014. Snowmobile unit volume increased 8.6%, ATV unit volume decreased 8.2%, and parts, garments and accessories sales decreased $1.0 million or 0.9%. The decrease in net sales was driven by decreased net sales in core ATVs. Although snowmobile unit volume increased 8.6% snowmobile net sales increased only 6.5% due to increased sales of lower priced snowmobile models built for Yamaha and a weaker Canadian dollar. During fiscal 2014, net sales increased 8.8% to $730.5 million from $671.6 million in fiscal 2013. Snowmobile unit volume increased 13.7%, ATV unit volume increased 11.0%, and parts, garments and accessories sales increased $6.8 million or 6.3%. The increase in net sales was driven by increased net sales in all three product lines led by the sales of Wildcat Trail and Wildcat X side-by-sides. Although snowmobile unit volume increased 13.7% snowmobile net sales increased only 7.1%, due to lower selling prices on snowmobile models built for Yamaha and a weaker Canadian dollar. In addition, increased sales of parts contributed to the sales increase.

Cost of Goods Sold for the Fiscal Year Ended March 31,

($ in thousands)	2015	Percent of Net Sales	2014	Percent of Net Sales	Change 2015 vs. 2014	2013	Percent of Net Sales	Change 2014 vs. 2013
Snowmobiles & ATV units	$505,383	72.3%	$506,707	69.3%	(0.3)%	$450,291	67.0%	12.5%
Parts, garments & accessories	73,924	10.6%	72,705	10.0%	1.7%	70,401	10.5%	3.3%

Total Cost of Goods Sold	$579,307	82.9%	$579,412	79.3%	0.0%	$520,692	77.5%	11.3%

Cost of Goods Sold. During fiscal 2015, cost of goods sold was essentially flat at $579.3 million compared with $579.4 million for fiscal 2014. Fiscal 2015 snowmobile and ATV unit cost of goods sold decreased 0.3% to $505.4 million from $506.7 million. The unit cost of goods sold as a percentage of sales increased to 86.4% from 82.3% primarily due to anticipated lower selling prices on snowmobile models built for Yamaha, product mix, the ATV warranty recall, the core ATV inventory reduction program, and a weaker Canadian dollar. The fiscal 2015 cost of goods sold for parts, garments and accessories increased to $73.9 million from $72.7 million for fiscal 2014 due primarily to product mix and a higher volume of products at reduced selling prices. Fiscal 2014 cost of goods sold increased 11.3% to $579.4 million from $520.7 million for fiscal 2013. Fiscal 2014 snowmobile and ATV unit cost of goods sold increased 12.5% to $506.7 million from $450.3 million due primarily to increased sales. The unit cost of goods sold as a percentage of sales increased to 82.3% from 79.9% primarily due to lower selling prices on snowmobile models built for Yamaha, product mix and a weaker Canadian dollar. The fiscal 2014 cost of goods sold for parts, garments and accessories increased to $72.7 million from $70.4 million for fiscal 2013 due primarily to product mix and increased distribution costs.

Gross Profit for the Fiscal Year Ended March 31,

($ in thousands)	2015	2014	Change 2015 vs. 2014	2013	Change 2014 vs. 2013
Gross Profit Dollars	$119,449	$151,079	(20.9)%	$150,896	0.1%
Percentage of Net Sales	17.1%	20.7%	(3.6)%	22.5%	(1.8)%

Gross Profit. Gross profit decreased 20.9% to $119.4 million in fiscal 2015 from $151.1 million in fiscal 2014. The gross profit percentage for fiscal 2015 decreased to 17.1% compared with 20.7% in fiscal 2014. The decrease in the fiscal 2015 gross profit percentage was primarily due to lower gross margins on snowmobile models built for Yamaha, product mix, the ATV warranty recall, the core ATV inventory reduction program, and a weaker Canadian dollar. Gross profit increased 0.1% to $151.1 million in fiscal 2014 from $150.9 million in fiscal 2013. The gross profit percentage for fiscal 2014 decreased to 20.7% versus 22.5% in fiscal 2013. The decrease in the fiscal 2014 gross profit percentage was primarily due to lower gross margins on snowmobile models built for Yamaha, product mix and a weaker Canadian dollar.

Operating Expenses for the Fiscal Year Ended March 31,

($ in thousands)	2015	2014	Change 2015 vs. 2014	2013	Change 2014 vs. 2013
Selling & Marketing	$39,656	$38,028	4.3%	$37,402	1.7%
Research & Development	24,341	23,998	1.4%	20,693	16.0%
General & Administrative	48,914	28,557	71.3%	32,087	(11.0)%

Total Operating Expenses	$112,911	$90,583	24.6%	$90,182	0.4%

Percentage of Net Sales	16.2%	12.4%		13.4%

Operating Expenses. Selling and Marketing expenses increased 4.3% to $39.7 million in fiscal 2015 from $38.0 million in fiscal 2014, primarily due to increased ATV dealer show expenses and other selling and marketing expenses related to all product lines. Selling and Marketing expenses increased 1.7% to $38.0 million in fiscal 2014 from $37.4 million in fiscal 2013, primarily due to increased snowmobile and ATV selling and marketing expenses. Research and Development expenses increased 1.4% to $24.3 million in fiscal 2015 compared to $24.0 million in fiscal 2014, due primarily to higher compensation and development expenses. Research and Development expenses increased 16.0% to $24.0 million in fiscal 2014 compared to $20.7 million in fiscal 2013, due primarily to higher compensation and development expenses. General and Administrative expenses increased 71.3% to $48.9 million in fiscal 2015 from $28.6 million in fiscal 2014, due primarily to increased legal costs, executive transition costs and increased Canadian hedge costs. General and Administrative expenses decreased 11.0% to $28.6 million in fiscal 2014 from $32.1 million in fiscal 2013, due primarily to increased Canadian hedge benefits and a $0.8 million reduction in our bad debt reserve.

Net Earnings. Fiscal 2015 net earnings were $4.9 million, or $0.38 per diluted share, compared with net earnings of $39.4 million, or $2.90 per diluted share, for fiscal 2014. Net earnings as a percentage of net sales were 0.7% and 5.4% in fiscal 2015 and 2014, respectively. The decreased earnings in fiscal 2015 are attributable to lower gross margins, which are primarily a result of product mix and the unfavorable Canadian currency impact, as well as the ATV warranty recall, the core ATV reduction program, increased legal costs and the executive transition costs. The effective tax rate for fiscal year 2015 was lower than fiscal years 2014 and 2013 primarily due to the higher R&D tax credit representing a higher percentage of pre-tax earnings. Fiscal 2014 net earnings were $39.4 million, or $2.90 per diluted share, versus net earnings of $39.7 million, or $2.89 per diluted share, for fiscal 2013. Net earnings as a percentage of net sales were 5.4% and 5.9% in fiscal 2014 and 2013, respectively. The decreased earnings in fiscal 2014 are attributable to lower gross margins, which are primarily a result of product mix and the unfavorable Canadian currency impact. However, earnings per share were up slightly in fiscal 2014 compared with fiscal 2013 due to lower outstanding shares driven by our share repurchase program.

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

Marketing and Sales Incentive Costs

We provide for various marketing and sales incentive costs that are offered to our dealers and consumers at the later of when the revenue is recognized or when the marketing and sales incentive program is approved and communicated. Examples of these costs include: dealer and consumer rebates, dealer floorplan financing assistance and other incentive and promotion programs. Adverse market conditions resulting in lower than expected retail sales or the matching of competitor programs could cause accrued marketing and incentive costs to materially increase if we authorize and communicate new programs to our dealers. We estimate marketing and sales incentive costs based on expected usage and historical experience. The accrual for marketing and sales incentive costs at March 31, 2015 and 2014 was $14.5 million and $11.7 million, respectively, and is included in accrued expenses in our balance sheet. The increase in this accrual was a result of announced and communicated marketing and sales incentive programs and retail market conditions. To the extent current experience differs from previous estimates the accrued liability for marketing and sales incentives is adjusted accordingly.

Product Warranties

We generally provide a limited warranty to the owner of snowmobiles for 12 months from the date of consumer registration and for six months from the date of consumer registration on ATVs and ROVs. We provide for estimated warranty costs at the time of sale based on historical rates and trends and make subsequent adjustments to this estimate as actual claims become known or the amounts are determinable. Adverse changes in actual warranty costs compared to our initial estimates could cause accrued warranty costs to materially change. The accrual for warranty costs was $23.1 million and $19.4 million at March 31, 2015 and 2014, respectively. The increase was primarily due to an ATV safety recall during fiscal year 2015.

Inventories

We periodically assess inventories for obsolescence and potential excess. This assessment is based primarily on assumptions and estimates regarding future production demands, anticipated changes in technology or design, and historical and expected future sales patterns. Our inventories consist of materials and products that are subject to changes in our planned production of future snowmobile and ATV products and competitive market conditions which may cause lower of cost or market adjustments to our finished goods inventory. If market conditions or future demand are less favorable than our current expectations, additional inventory write downs or reserves may be required, which could have an adverse effect on our reported results in the period the adjustments are made. Inventory items that are identified as obsolete or excess are reserved on our balance sheet.

Product Liability and Litigation

We are subject to product liability and intellectual property claims, as well as other litigation in the normal course of business. We maintain insurance for product liability claims although we retain a self-insured retention accrual within the balance sheet caption “Insurance” within accrued expenses. The estimated costs resulting from any losses not covered by insurance are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.

We utilize historical trends and other analysis to assist in determining the appropriate loss estimate. Adverse changes in the final determination of product liability or other claims made against us could have a material impact on our financial condition.

Liquidity and Capital Resources

The seasonality of our snowmobile and ATV production cycles generates significant fluctuations in our working capital requirements during the year. The following table represents net sales and ending inventories by each quarter in the fiscal years ended March 31, 2015 and 2014.

($ in thousands)	First	Second	Third	Fourth	Total
2015
Net Sales
Snowmobile	$56,152	$157,791	$81,523	$5,265	$300,731
ATV	63,826	69,591	83,930	66,795	284,142
PG&A	23,661	35,097	28,282	26,843	113,883

Total Net Sales	$143,639	$262,479	$193,735	$98,903	$698,756

Inventories	$185,264	$170,084	$144,577	$152,443

2014
Net Sales
Snowmobile	$22,574	$135,425	$118,061	$6,382	$282,442
ATV	76,340	72,651	78,234	105,941	333,166
PG&A	21,854	30,449	29,495	33,085	114,883

Total Net Sales	$120,768	$238,525	$225,790	$145,408	$730,491

Inventories	$149,736	$171,174	$137,189	$140,652

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

Cash and Short-Term Investments

Cash and short-term investments decreased to $41,262,000 at March 31, 2015 from $82,532,000 at March 31, 2014 because of increased working capital requirements. Our cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when our snowmobile and spring ATV production cycles begin. Our investment objectives are first, safety of principal, and second, rate of return.

Financing Arrangements and Cash Flows

The Company entered into a $100,000,000 senior secured revolving credit agreement in November 2013 for documentary and stand-by letters of credit, working capital needs and general corporate purposes, which amended and restated the Company’s prior $60,000,000 senior secured revolving credit agreement. The agreement was amended in May 2015 to consent to the formation of MotorFist LLC, a Minnesota limited liability company, and the purchase of certain assets of MotorFist LLC, an Idaho limited liability company, as well as to waive an existing default related to the acquisition and abandonment of intellectual property resulting from the MotorFist acquisition. This agreement is scheduled to expire in November 2017. We may borrow up to $100,000,000 during May through November and up to $50,000,000 during all other months of the fiscal year. The total letters of credit issued at March 31, 2015 were $7,913,000.

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

The financing agreements require repurchase of repossessed new and unused units and set limits upon our potential liability for annual repurchases. The aggregate potential liability was approximately $69,324,000 at March 31, 2015. We have incurred no material losses under these agreements. We believe current available cash and cash generated from operations provide sufficient funding in the event there is a requirement to perform under these guarantee and repurchase agreements. The financing agreements also have loss sharing provisions should any dealer default whereby the Company shares certain losses with the floorplan finance companies. The maximum potential liability to the Company under these provisions was approximately $2,388,000 at March 31, 2015.

In fiscal 2015, we invested $22,187,000 in capital expenditures. We expect that capital expenditures will increase to approximately $42,000,000 in fiscal 2016. Since 1996, we have repurchased over 17,600,000 shares of our common stock. In August 2014, the Company’s Board of Directors approved a $25,000,000 common stock share repurchase program, which supplements the program previously approved in May 2013. There is approximately $23,958,000 remaining on the Board of Directors’ total share repurchase program authorizations. We believe that cash generated from operations and available cash and short-term investments will be sufficient to meet our working capital, capital expenditure, and common stock repurchase requirements on a short and long-term basis.

Contractual Obligations

The following table summarizes our significant future contractual obligations at March 31, 2015 (in millions):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 years
Operating Lease Obligations	$1.2	$0.2	$0.7	$0.3	—
Purchase Obligations(1)	69.5	69.5	—	—	—

Total Contractual Obligations	$70.7	$69.7	$0.7	$0.3	—

(1)	We have outstanding purchase obligations with suppliers and vendors at March 31, 2015 for raw materials and other supplies and services as part of the normal course of business.

Certain Information Concerning Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Annual Report on Form 10-K, as well as our annual report to shareholders and future filings with the Securities and Exchange Commission, our press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements, including statements related to our fiscal 2016 outlook, business strategy and product development. In particular, these include, among others, statements relating to our anticipated capital expenditures, research and development expenditures, product introductions, the effect of weather conditions and dealer ordering processes on our net sales, legal proceedings, our expectations regarding financing arrangements, our wholesale and retail sales and market share expectations, inventory levels, industry wholesale and retail sales and demand expectations, depreciation and amortization expense, dividends, the effect of foreign currency exchange rates, sufficiency of funds to finance our operations and capital expenditures, raw material and component supply expectations, adequacy of insurance, and the effect of regulations on us and our industry and our compliance with such regulations. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to the risk factors described in Item 1A of this Annual Report on Form 10-K. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates and Interest Rates

During fiscal 2015, approximately 9.8% of our total cost of goods sold was purchased from Japanese yen denominated suppliers. The majority of these purchases were made from Suzuki and Yamaha for engines for our snowmobiles. We have an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. As of March 31, 2015, we had open Japanese yen forward exchange contracts, maturing through August 2015, with notional amounts totaling $19,046,000. During fiscal 2015, the exchange rate fluctuation between the U.S. dollar and the Japanese yen had a modest positive impact on our operating results.

Sales to Canadian dealers are made in Canadian dollars. During fiscal 2015, sales to Canadian dealers comprised 27.6% of total net sales. During fiscal 2015, the exchange rate fluctuation between the U.S. dollar and the Canadian dollar reduced operating income by approximately $15.2 million compared to a reduction of approximately $6.0 million in fiscal 2014. During fiscal 2015, we utilized cash flow hedges to mitigate the variability in Canadian exchange rate changes relating to Canadian dollar fund transfers to the United States. At March 31, 2015, we had Canadian dollar forward exchange contracts outstanding with a notional amount of $76.3 million. Looking forward to fiscal year 2016, we expect the weakness of the Canadian dollar to continue to negatively impact our sales and earnings.

To monitor our Canadian currency exchange rate risks, we use sensitivity analysis, which measures the effect of devaluation of the Canadian dollar. An average unhedged 10% devaluation in the Canadian dollar exchange rate during fiscal 2014 would have reduced our operating income by approximately $24.0 million.

Sales to European on-road ATV dealers and distributors are made in Euros. During fiscal 2015, sales to European on-road ATV dealers comprised 4.9% of total net sales. During fiscal 2015, the exchange rate fluctuation between the U.S. dollar and the Euro had a negative impact of $2.9 million on operating profit. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility. The carrying amount of our short-term investments approximate related fair value and the associated market risk is not deemed to be significant.

We are a party to a secured bank line of credit arrangement under which we currently may borrow up to an aggregate of $100,000,000. The total letters of credit issued, under this arrangement, at March 31, 2015 were $7,913,000. Interest is charged at variable rates based on either LIBOR or the prime rate. Because the interest rate risk related to the line of credit is not deemed to be significant, we do not actively manage this exposure.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2015.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, our management used the criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting was effective as of March 31, 2015.

The Company’s internal control over financial reporting as of March 31, 2015 has been audited by Grant Thornton LLP, as stated in their report included elsewhere herein.

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

ITEM 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Arctic Cat Inc.

We have audited the internal control over financial reporting of Arctic Cat Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of March 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2015, and our report dated May 29, 2015, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

May 29, 2015

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the headings “Election of Directors,” “Corporate Governance,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 6, 2015, is incorporated herein by reference.

Pursuant to instruction 3 to Item 401(b) of Regulation S-K, information as to our executive officers is set forth in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information included under the headings “Compensation Discussion and Analysis,” “Corporate Governance—Compensation and Human Resources Committee Interlocks and Insider Participation” and “Executive Compensation and Other Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 6, 2015, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the heading “Beneficial Ownership of Capital Stock” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 6, 2015, is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information regarding our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing compensation plans as of March 31, 2015, consisting of our 2007 Omnibus Stock and Incentive Plan and 2013 Omnibus Stock and Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	604,218	$29.39	808,807
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	604,218	$29.39	808,807

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information included under the headings “Corporate Governance—Policies and Procedures Regarding Related Person Transactions” and “Corporate Governance—Director Independence” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 6, 2015, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information included under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 6, 2015 is incorporated herein by reference.

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

ARCTIC CAT INC.

Date: May 29, 2015	/s/ CHRISTOPHER T. METZ
Christopher T. Metz
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes Christopher T. Metz and D. Christian Koch as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Date

/s/ CHRISTOPHER T. METZ Christopher T. Metz President and Chief Executive Officer (Principal Executive Officer)	May 29, 2015

/s/ CHRISTOPHER J. EPERJESY Christopher J. Eperjesy Chief Financial Officer (Principal Financial and Accounting Officer)	May 29, 2015

/s/ TONY J. CHRISTIANSON Tony J. Christianson, Director	May 29, 2015

/s/ D. CHRISTIAN KOCH D. Christian Koch, Director	May 29, 2015

/s/ SUSAN LESTER Susan Lester, Director	May 29, 2015

/s/ JOSEPH PUISHYS Joseph Puishys, Director	May 29, 2015

/s/ KENNETH J. ROERING Kenneth Roering, Director	May 29, 2015

/s/ CHRISTOPHER A. TWOMEY Christopher A. Twomey, Director	May 29, 2015

ARCTIC CAT INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$40,253,000	$22,524,000
Short-term investments	1,009,000	60,008,000
Accounts receivable, less allowances	28,695,000	42,003,000
Inventories	152,443,000	140,652,000
Prepaid expenses	5,363,000	3,815,000
Income taxes receivable	5,151,000	1,323,000
Deferred income taxes	14,485,000	14,971,000

Total current assets	247,399,000	285,296,000
Property and Equipment
Machinery, equipment and tooling	194,074,000	181,028,000
Land, building and improvements	30,004,000	29,758,000

	224,078,000	210,786,000
Less accumulated depreciation	161,210,000	154,855,000

	62,868,000	55,931,000
Goodwill, intangibles and other assets	6,579,000	1,067,000

	$316,846,000	$342,294,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$70,691,000	$93,882,000
Accrued expenses	53,942,000	54,659,000

Total current liabilities	124,633,000	148,541,000
Deferred income taxes	11,151,000	8,710,000
Other liabilities	690,000	—
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock—Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding: 12,949,702 at March 31, 2015 and 12,882,705 at March 31, 2014	130,000	129,000
Additional paid-in-capital	1,940,000	—
Accumulated other comprehensive loss	(7,142,000)	(2,110,000)
Retained earnings	185,444,000	187,024,000

Total shareholders’ equity	180,372,000	185,043,000

	$316,846,000	$342,294,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2015	2014	2013
Net sales
Snowmobile & ATV units	$584,873,000	$615,608,000	$563,464,000
Parts, garments, & accessories	113,883,000	114,883,000	108,124,000

Total net sales	698,756,000	730,491,000	671,588,000

Cost of goods sold
Snowmobile & ATV units	505,383,000	506,707,000	450,291,000
Parts, garments, & accessories	73,924,000	72,705,000	70,401,000

Total cost of goods sold	579,307,000	579,412,000	520,692,000

Gross profit	119,449,000	151,079,000	150,896,000
Operating expenses
Selling & marketing	39,656,000	38,028,000	37,402,000
Research & development	24,341,000	23,998,000	20,693,000
General & administrative	48,914,000	28,557,000	32,087,000

Total operating expenses	112,911,000	90,583,000	90,182,000

Operating profit	6,538,000	60,496,000	60,714,000
Other income (expense)
Interest income	25,000	30,000	49,000
Interest expense	(353,000)	(122,000)	(84,000)

Total other expense	(328,000)	(92,000)	(35,000)

Earnings before income taxes	6,210,000	60,404,000	60,679,000
Income tax expense	1,290,000	21,000,000	20,934,000

Net earnings	$4,920,000	$39,404,000	$39,745,000

Net earnings per share
Basic	$0.38	$2.97	$3.02

Diluted	$0.38	$2.90	$2.89

Weighted average shares outstanding
Basic	12,926,000	13,275,000	13,155,000

Diluted	13,089,000	13,598,000	13,761,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended March 31,	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balances at March 31, 2012	13,055,887	$131,000	$13,233,000	$(2,708,000)	$127,816,000	$138,472,000
Exercise of stock options	554,854	6,000	5,967,000	—	—	5,973,000
Tax benefits from stock options exercised	—	—	6,971,000	—	—	6,971,000
Repurchase of common stock	(424,145)	(5,000)	(17,563,000)	—	—	(17,568,000)
Restricted stock awards and units	18,211	—	—	—	—	—
Restricted stock forfeited	(1,125)	—	—	—	—	—
Stock-based compensation expense	—	—	2,337,000	—	—	2,337,000
Net earnings	—	—	—	—	39,745,000	39,745,000
Unrealized loss on derivative instruments, net of tax	—	—	—	(305,000)	—	(305,000)
Foreign currency adjustment	—	—	—	(1,153,000)	—	(1,153,000)

Balances at March 31, 2013	13,203,682	132,000	10,945,000	(4,166,000)	167,561,000	174,472,000
Exercise of stock options	616,951	6,000	9,701,000	—	—	9,707,000
Tax benefits from stock options exercised	—	—	7,499,000	—	—	7,499,000
Repurchase of common stock	(958,559)	(9,000)	(30,729,000)	—	(14,624,000)	(45,362,000)
Restricted stock awards and units	21,131	—	—	—	—	—
Restricted stock forfeited	(500)	—	—	—	—	—
Stock-based compensation expense	—	—	2,584,000	—	—	2,584,000
Net earnings	—	—	—	—	39,404,000	39,404,000
Unrealized loss on derivative instruments, net of tax	—	—	—	(241,000)	—	(241,000)
Foreign currency adjustment	—	—	—	2,297,000	—	2,297,000
Dividends ($0.40 per share)	—	—	—	—	(5,317,000)	(5,317,000)

Balances at March 31, 2014	12,882,705	129,000	—	(2,110,000)	187,024,000	185,043,000
Exercise of stock options	95,346	1,000	1,451,000	—	—	1,452,000
Tax benefits from stock options exercised	—	—	287,000	—	—	287,000
Repurchase of common stock	(82,908)	(1,000)	(3,158,000)	—	—	(3,159,000)
Restricted stock awards and units	57,559	1,000	(727,000)	—	—	(726,000)
Restricted stock forfeited	(3,000)	—	—	—	—	—
Stock-based compensation expense	—	—	4,087,000	—	—	4,087,000
Net earnings	—	—	—	—	4,920,000	4,920,000
Unrealized loss on derivative instruments, net of tax	—	—	—	2,279,000	—	2,279,000
Foreign currency adjustment	—	—	—	(7,311,000)	—	(7,311,000)
Dividends ($0.50 per share)	—	—	—	—	(6,500,000)	(6,500,000)

Balances at March 31, 2015	12,949,702	$130,000	$1,940,000	$(7,142,000)	$185,444,000	$180,372,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended March 31,
	2015	2014	2013
Net earnings	$4,920,000	$39,404,000	$39,745,000
Other comprehensive income:
Foreign currency translation adjustments	(7,311,000)	2,297,000	(1,153,000)
Unrealized gain (loss) on derivative instruments, net of tax	2,279,000	(241,000)	(305,000)

Comprehensive income (loss)	$(112,000)	$41,460,000	$38,287,000

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2015	2014	2013
Cash flows from operating activities
Net earnings	$4,920,000	$39,404,000	$39,745,000
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	15,509,000	14,189,000	11,999,000
Loss on the disposal of assets	51,000	3,000	50,000
Deferred income tax expense	1,489,000	6,076,000	1,128,000
Stock-based compensation expense	4,087,000	2,584,000	2,337,000
Changes in operating assets and liabilities
Trading securities	58,999,000	17,232,000	(38,781,000)
Accounts receivable, less allowances	14,813,000	(10,949,000)	(3,010,000)
Inventories	(14,024,000)	(42,159,000)	1,584,000
Prepaid expenses	(844,000)	(774,000)	138,000
Accounts payable	(21,617,000)	26,768,000	5,420,000
Accrued expenses	(188,000)	(1,264,000)	3,020,000
Income taxes	(3,494,000)	(6,931,000)	9,054,000

Net cash provided by operating activities	59,701,000	44,179,000	32,684,000
Cash flows from investing activities
Purchases of property and equipment	(22,187,000)	(24,377,000)	(16,276,000)
Acquisition of business	(8,428,000)	—	—
Purchases of intangibles and other assets	(9,000)	—	—
Proceeds from the sale of assets	—	36,000	—

Net cash used in investing activities	(30,624,000)	(24,341,000)	(16,276,000)
Cash flows from financing activities
Proceeds from issuance of common stock	34,000	185,000	12,000
Payments for income taxes on net-settled option exercises	(1,897,000)	(7,652,000)	(6,206,000)
Tax benefit from stock option exercises	758,000	7,499,000	6,971,000
Dividends paid	(6,500,000)	(5,317,000)	—
Repurchase of common stock	(1,042,000)	(28,190,000)	(5,401,000)

Net cash used in financing activities	(8,647,000)	(33,475,000)	(4,624,000)
Effect of exchange rate changes on cash and cash equivalents	(2,701,000)	595,000	(356,000)

Net increase (decrease) in cash and cash equivalents	17,729,000	(13,042,000)	11,428,000
Cash and cash equivalents at beginning of year	22,524,000	35,566,000	24,138,000

Cash and cash equivalents at end of year	$40,253,000	$22,524,000	$35,566,000

Supplemental disclosure of cash payments for:
Income taxes	$3,271,000	$13,892,000	$8,282,000
Interest	$353,000	$122,000	$84,000

Supplemental disclosure of non-cash investing and financing activities:

As of March 31, 2015 and 2014, the unrealized gain (loss) on derivative instruments, net of tax was $2,279,000 and $(241,000), respectively.

The accompanying notes are an integral part of these statements.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015, 2014 and 2013

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Arctic Cat Inc. (the “Company”) designs, engineers, manufactures and markets snowmobiles and all-terrain vehicles (ATVs) and recreational off-highway vehicles (“side-by-sides” or “ROVs”) under the Arctic Cat® and MotorFist® brand names, and related parts, garments and accessories principally through its facilities in Thief River Falls, Minnesota. The Company’s products are sold through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors in Europe, Russia, South America, the Middle East, Asia and other international markets.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At times, certain bank deposits may be in excess of federally insured limits. As of March 31, 2015 and 2014, the Company had approximately $19,212,000 and $14,948,000, respectively, of cash located in foreign banks primarily in Europe and Canada.

Fair Values of Financial Instruments

Except where noted, the carrying value of current financial assets and liabilities approximates their fair value, due to their short-term nature.

Short-Term Investments

Short-term investments are reported at fair value. The Company utilizes the specific identification method in accounting for its short-term investments.

Accounts Receivable

The Company’s accounts receivable balance consists of amounts due from its dealers and finance companies. The Company extends credit to its dealers based on an evaluation of the dealers’ financial condition. The Company’s collection exposure relating to accounts receivable amounts due from dealer floorplan finance companies is limited due to the financial strength of the finance companies and provisions of its existing agreements. Accounts receivable is presented net of an allowance for estimated uncollectible amounts due from its dealers. The Company estimates the uncollectible amounts considering numerous factors, mainly historical trends as well as current available information. The Company’s allowance for uncollectible accounts was $1,897,000 and $1,988,000 at March 31, 2015 and 2014, respectively. The activity within the allowance for uncollectible accounts for the three years ended March 31, 2015 was not significant. Accounts receivable amounts written off have been within management’s expectations.

The activity in the allowance for uncollectible accounts for accounts receivable is as follows:

	2015	2014
Balance at beginning of period	$1,988,000	$2,759,000
Provisions charged to expense	287,000	(872,000)
Deductions for amounts written-off	(378,000)	101,000

Balance at end of period	$1,897,000	$1,988,000

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Derivative Instruments and Hedging Activities

The Company enters into forward exchange contracts to protect against exposure to currency fluctuations on transactions denominated in foreign currencies, namely Canadian dollar and Japanese yen. The contracts are designated as, and meet the criteria for, cash flow hedges. The Company does not enter into forward contracts for the purpose of trading. Gains and losses on forward contracts are recorded in accumulated other comprehensive income (loss), net of tax, and subsequently reclassified into operating expense upon completing transfers of Canadian dollar or Japanese yen funds.

As of March 31, 2015, the Company had open Canadian dollar forward exchange contracts, maturing through March 2016, with notional amounts totaling $76,328,000 and the total net fair value of $3, 628,000 is included in accounts receivable. As of March 31, 2015, the Company had open Japanese yen forward exchange contracts, maturing through August 2015, with notional amounts totaling $19,046,000 and the total net fair value of $434,000 is included in accounts payable. As of March 31, 2014, the Company had open Canadian dollar forward exchange contracts, maturing through March 2014, with notional amounts totaling $89,649,000 and the total net fair value of $424,000 is included in accounts payable. The Company did not enter into any forward contracts in currencies other than the Canadian dollar in the year ended March 31, 2014 and the Canadian dollar and Japanese yen in the year ended March 31, 2015.

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

Level 1: Quoted prices in active markets for identical assets or liabilities; Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of March 31, 2015, the Company’s Canadian dollar foreign currency contracts fair value was an asset totaling $3,628,000 and considered a Level 2 measurement. As of March 31, 2015, the Company’s Japanese yen foreign currency contracts fair value was a liability totaling $434,000 and considered a Level 2 measurement. As of March 31, 2014, Company’s Canadian dollar foreign currency contract fair value was a liability totaling $424,000 and considered a Level 2 measurement. There were no open Japanese yen foreign currency contracts at March 31, 2014. The Company utilizes the income approach to measure fair value of foreign currency contracts which is based on significant other observable inputs. The asset or liability is measured at fair value on a recurring basis each reporting period end.

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

Goodwill and Other Intangible Assets

ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company has not performed the annual impairment test, since the acquisition of MotorFist occurred on February 25, 2015. In accordance with Topic 350, the Company will continue to complete an impairment analysis on an annual basis or more frequently if an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount occurs. Identified intangible assets are acquired customer relationships, homologation licenses, and a non-compete agreement. Goodwill, intangibles and other assets, consist of $6,579,000 net of accumulated amortization, for the period ended March 31, 2015. Goodwill, intangibles and other assets, consist $1,067,000 net of accumulated amortization, for the period ended March 31, 2014. Other assets consist of $436,000, net of accumulated amortization for period ended March 31, 2015 and 2014.

Additions to goodwill and other intangible assets in fiscal year 2015 relate primarily to the acquisition of MotorFist, LLC, (“MotorFist”), in February 2015. MotorFist is an innovative growing company in the power sports apparel market with a strong reputation as a provider of technical snowmobile riding gear.

For the acquisition, the aggregate purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. MotorFist’s financial results are included in the Company’s consolidated results from the date of acquisition.

The changes in the carrying amount of goodwill and other identified intangible assets for the fiscal years ended March 31, 2015 and 2014 are as follows:

	2015	2014
Balance at beginning of period	$631,000	$659,000
Goodwill acquired during the period	3,342,000	—
Intangible assets acquired during the period	2,255,000	56,000
Currency translation effect on foreign balances	(2,000)	(1,000)
Current year amortization	(83,000)	(83,000)

Balance at end of period	$6,143,000	$631,000

Identified intangible assets are acquired customer relationships, homologation licenses, non-compete agreements, trademarks/names, dealer network and in-process research and development. Intangible assets before accumulated amortization were $4,314,000 at March 31, 2015 and $2,060,000 at March 31, 2014. Accumulated amortization was $1,511,000 and $1,428,000 at March 31, 2015 and 2014, respectively. Amortization expense is expected to be approximately $383,000 in each of fiscal 2016, 2017, 2018, 2019 and 2020.

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

	2015	2014	2013
Balance at beginning of period	$19,357,000	$18,709,000	$18,521,000
Warranty provision	21,499,000	16,770,000	19,449,000
Warranty claim payments	(17,794,000)	(16,122,000)	(19,261,000)

Balance at end of period	$23,062,000	$19,357,000	$18,709,000

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

Sales tax collected from customers is remitted to the appropriate taxing jurisdictions and is excluded from sales revenue as the Company considers itself a pass-through conduit for collecting and remitting sales taxes.

Marketing and Sales Incentive Costs

At the time product revenue is recognized the Company provides for various marketing and sales incentive costs that are offered to its dealers and consumers. Examples of these costs, which are recognized as a reduction of revenue when the products are sold, include dealer and consumer rebates, dealer floor plan financing assistance and other incentive and promotion programs. Generally, the Company records provisions for these marketing programs at the later of when the revenue is recognized or when the sales incentive or marketing program is approved and communicated for products previously shipped. Sales incentives that involve a free product or service delivered to the consumer are recorded as a component of cost of goods sold. The Company estimates the costs of these various incentive and marketing programs at the time of sale or subsequently when programs are approved and communicated based on historical experience. To the extent current experience differs with previous estimates the accrued liability for marketing and sales incentives is adjusted accordingly.

Dealer Holdback

The Company records a dealer holdback program liability at the time certain products are shipped to its dealers. If the products subject to the holdback program are sold within the program time period, the Company refunds a portion of the original sale price, referred to as dealer holdback, to the dealer within the program time period and refunds any remaining balances to its dealers when the program time periods end. The Company’s dealer holdback program liability, included within accounts payable, was $19,751,000 and $19,448,000 as of March 31, 2015 and 2014, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expense was $24,341,000, $23,998,000 and $20,693,000 during fiscal 2015, 2014 and 2013, respectively.

Advertising

The Company expenses advertising costs as incurred, except for cooperative advertising obligations arising related to the sale of the Company’s products to its dealers. The estimated cost of cooperative advertising, which the dealer is required to support, is recorded as marketing expense at the time the product is sold. Cooperative advertising was $3,566,000, $3,440,000 and $3,556,000 in fiscal 2015, 2014 and 2013, respectively. Total advertising expense, including cooperative advertising, was $18,588,000, $17,562,000 and $17,232,000 in fiscal 2015, 2014 and 2013, respectively.

Net Earnings Per Share

The Company’s diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 156,432 shares of common stock with weighted average exercise prices of $44.14 were outstanding during fiscal 2015 but were excluded from the computation of common share equivalents because they were anti-dilutive. No options outstanding were excluded from the computation of common share equivalents during fiscal 2014. Options to purchase 70,470 shares of common stock with weighted average exercise prices of $43.79 were outstanding during fiscal 2013 but were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following for the fiscal years ended March 31:

	2015	2014	2013
Weighted average number of common shares outstanding	12,926,000	13,275,000	13,155,000
Dilutive effect of option plan	163,000	323,000	606,000

Common and potential shares outstanding—diluted	13,089,000	13,598,000	13,761,000

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

Comprehensive Income (Loss)

Comprehensive income (loss) represents net earnings adjusted for the unrealized gain or loss on derivative instruments, and foreign currency translation adjustments and is shown in the consolidated statements of comprehensive income (loss).

Segment Reporting

The Company’s operations include three operating segments based on its product lines – snowmobile; ATV; and parts, garments and accessories (“PG&A). For purposes of segment reporting the Company aggregates the snowmobile and ATV segments as the segments have similar economic characteristics. Detailed segment information is reported in Note J.

B. SHORT-TERM INVESTMENTS

Trading securities consists of $1,009,000 and $60,008,000, invested in various money market funds at March 31, 2015 and 2014, respectively. All of the trading securities are deemed to be level 1 investments.

C. INVENTORIES

Inventories consist of the following at March 31:

	2015	2014
Raw materials and sub-assemblies	$41,045,000	$52,580,000
Finished goods	77,763,000	55,327,000
Parts, garments and accessories	33,635,000	32,745,000

	$152,443,000	$140,652,000

D. ACCRUED EXPENSES

Accrued expenses consist of the following at March 31:

	2014	2014
Marketing	$14,495,000	$11,671,000
Compensation	4,429,000	9,338,000
Warranties	23,062,000	19,357,000
Insurance	5,729,000	7,026,000
Other	6,227,000	7,267,000

	$53,942,000	$54,659,000

E. FINANCING

The Company entered into a $100,000,000 senior secured revolving bank agreement in November 2013 for documentary and stand-by letters of credit, working capital needs and general corporate purposes, which amended and restated the Company’s prior $60,000,000 senior secured revolving credit agreement. The agreement was amended in May 2015 to consent to the formation of MotorFist LLC, a Minnesota limited liability company, and the purchase of certain assets of MotorFist LLC, an Idaho limited liability company, as well as to waive an existing default related to the acquisition and abandonment of intellectual property resulting from the MotorFist acquisition. This agreement is scheduled to expire in November 2017. Under the agreement, the Company may borrow up to $100,000,000 during May through November and up to $50,000,000 during all other months of the fiscal year. Borrowings under the line of credit bear interest at the greater of the following rates: the prime rate plus 0.75%, the federal funds rate plus 0.50% or the LIBOR for a 30 day interest period plus 1.00%. As of March 31, 2015, the effective rate was 3.50%. All borrowings are collateralized by substantially all of the Company’s assets including all real estate, accounts receivable and inventory. No borrowings from the line of credit were outstanding at March 31, 2015 and 2014. The outstanding letters of credit balances were $7,913,000 and $15,938,000 at March 31, 2015 and 2014, respectively, and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the terms of the credit agreement as of March 31, 2015. Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

F. RETIREMENT SAVINGS PLAN

The Company’s 401(k) retirement savings plan covers substantially all eligible employees. Employees may contribute up to 50% of their compensation with the Company matching 50% of the employee contributions, up to a maximum of 4% of the employee’s cash compensation capped at $255,000. Matching contributions of $1,217,000 and $1,035,000 were made in fiscal 2015 and 2014, respectively. The Company can elect to make additional contributions at its discretion.

G. INCOME TAXES

Arctic Cat’s income before income taxes was generated from its United States and foreign operations as follows:

	For the years ended March 31,
	2015	2014	2013
United States	$5,532,000	$58,655,000	$60,148,000
Foreign	678,000	1,749,000	531,000

Income before income taxes	$6,210,000	$60,404,000	$60,679,000

Income tax expense consists of the following for the fiscal years ended March 31:

	2015	2014	2013
Current
Federal	$2,610,000	$13,345,000	$18,624,000
State	149,000	900,000	937,000
Foreign	168,000	436,000	132,000
Deferred	(1,637,000)	6,319,000	1,241,000

	$1,290,000	$21,000,000	$20,934,000

The following is a reconciliation of the federal statutory income tax rate to the effective tax rate for the fiscal years ended March 31:

	2015	2014	2013
Statutory income tax rate	35.0%	35.0%	35.0%
State taxes	1.9	1.7	2.2
Research and other tax credit	(16.5)	(1.0)	(2.0)
Domestic manufacturers deduction	(0.9)	(1.4)	(1.2)
Uncertain tax positions	(2.3)	(0.1)	(0.2)
US subpart F adjustments	11.1	0.4	0.4
Foreign tax rate difference	(9.1)	(0.2)	(0.1)
Stock options	1.3	(0.1)	0.1
Other	0.3	0.5	0.3

	20.8%	34.8%	34.5%

The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes under the liability method are as follows at March 31:

	2015	2014
Current deferred income tax assets
Accrued expenses	$5,134,000	$5,976,000
Accrued warranty	8,045,000	6,199,000
Inventory related items	4,152,000	4,175,000
State research and development credits	1,043,000	703,000
Other	313,000	441,000
Less: valuation allowance	(1,043,000)	(703,000)

Total assets	17,644,000	16,791,000
Current deferred income tax liability
Prepaid expenses	1,463,000	1,349,000
Other	1,696,000	471,000

Total liabilities	3,159,000	1,820,000

Net current deferred tax asset	$14,485,000	$14,971,000

Non-current deferred income tax liability
Property and equipment	$11,151,000	$8,710,000

Non-current deferred tax liability	$11,151,000	$8,710,000

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of operations. The Company had liabilities recorded related to unrecognized tax benefits totaling $2,215,000 and $2,025,000 at March 31, 2015 and 2014, including reserves related to potential interest and penalties of $387,000 and $318,000, respectively. The amount of the liability, net of federal benefits for uncertain state tax positions, at March 31, 2015, if recognized, would affect the Company’s effective tax rate. The Company currently anticipates approximately $236,000 of unrecognized tax benefits will be recognized during the next twelve months. The Company has state research and development credit carryforwards of $1,043,000 and $703,000 offset by valuation allowances as of March 31, 2015 and 2014, respectively, with expiration dates to March 2030. With few exceptions, the Company is no longer subject to federal, state, or foreign income tax examinations for years prior to March 31, 2011. A reconciliation of the amount of unrecognized tax benefits excluding interest and penalties is as follows:

	2015	2014
Balance at beginning of period	$1,707,000	$1,384,000
Increases related to prior year tax positions	72,000	104,000
Decreases related to prior year tax positions	(143,000)	(88,000)
Increases related to current year tax positions	192,000	307,000
Settlements	—	—

Balance at end of period	$1,828,000	$1,707,000

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions, as well as various European jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the relevant tax laws and regulations and require significant judgment to apply.

H. COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide the Company’s North American dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At March 31, 2015, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $69,324,000. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material. The financing agreements also have loss sharing provisions should any dealer default, whereby the Company shares certain losses with the finance companies. The maximum liability to the Company under these provisions is approximately $2,388,000 at March 31, 2015.

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

Leases

The Company leases buildings and equipment under non-cancelable operating leases. Total rent expense under all lease agreements was $1,942,000, $1,413,000 and $1,111,000 for fiscal 2015, 2014 and 2013, respectively. Future minimum lease payments, exclusive of other costs required under non-cancelable operating leases at March 31, 2015 are approximately $239,000 in fiscal years 2016 through 2018 and $92,000 in fiscal years 2019 and 2020.

I. SHAREHOLDERS’ EQUITY

Stock Option Plans

The Company has outstanding equity awards under a 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”) and a 2007 Omnibus Stock and Incentive Plan (the “2007 Plan,” and along with the 2013 Plan, the “Plans”), previously approved by the Company’s shareholders. The Plans provide for incentive and non-qualified stock options, restricted stock and restricted stock unit awards and other incentive awards to be granted to directors, officers, other key employees and consultants. The stock options granted generally have a five to ten year life, vest over a period of one to three years, and have an exercise price equal to the fair market value of the stock on the date of grant. The stock options are generally subject to accelerated vesting if there is a change in control, as defined in the plans. The restricted stock awards generally vest over a period of two to three years and do not require cash payments from restricted stock award recipients. At March 31, 2015, the Company had 808,807 shares of common stock available for grant under the plans.

For the fiscal years ended March 31, 2015, 2014 and 2013, the Company recorded stock-based compensation expense for stock options and restricted stock awards of $4,087,000, $2,584,000 and $2,337,000, respectively, which have been included in general and administrative expenses. The Company’s total stock-based compensation expense reduced both basic and diluted earnings per share by $0.24, $0.12 and $0.11 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. At March 31, 2015, the Company had $8,045,000 of unrecognized compensation costs related to non-vested stock options and restricted stock awards that are expected to be recognized over a weighted average period of approximately two years.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to estimate the fair value of options:

	2015	2014	2013
Assumptions:
Dividend yield	1.0%	1.0%	1.0%
Average term	6 years	5 years	5 years
Volatility	49%	49%	47%
Risk-free rate of return	0.8%	0.8%	1.3%

The weighted average fair value of options granted during each of the following years ended March 31:

	2015	2014	2013
Fair value of options granted	$15.24	$16.91	$23.58

Stock option transactions under the plans during each of the three years in the period ended March 31, are summarized as follows:

	Number of Shares under option	Weighted average exercise price
Outstanding at March 31, 2012	1,504,677	$13.84
Granted	72,532	43.50
Cancelled	(11,705)	17.78
Exercised	(554,854)	10.76

Outstanding at March 31, 2013	1,010,650	17.61
Granted	96,209	42.99
Cancelled	(9,071)	25.68
Exercised	(616,951)	15.73

Outstanding at March 31, 2014	480,837	24.95
Granted	289,766	35.53
Cancelled	(2,104)	47.52
Expired	(68,936)	43.28
Exercised	(95,345)	15.23

Outstanding at March 31, 2015	604,218	$29.39

Options exercisable at March 31 are as follows:
2013	648,103	$16.46

2014	262,734	$17.83

2015	266,806	$20.30

Stock options outstanding had an aggregate intrinsic value of $5,332,000 at March 31, 2015 and a weighted-average contractual life of 8.03 years. Exercisable stock options had an aggregate intrinsic value of $4,587,000 at March 31, 2015 and a weighted-average contractual life of 6.38 years. The aggregate intrinsic value is based on the difference between the exercise price and the Company’s March 31, 2015 common share market value for in-the-money options.

The following tables summarize information concerning currently outstanding and exercisable stock options at March 31, 2015:

Options Outstanding and Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 6.26	3,800	4.35 years	$6.26	3,800	$6.26
9.57 - 13.84	54,287	5.01 years	10.79	54,287	10.79
14.68 - 21.03	139,421	6.24 years	16.18	139,421	16.18
21.96 - 27.69	24,000	8.60 years	24.83	24,000	24.83
32.93 - 47.79	382,710	9.12 years	37.35	45,298	43.16

	604,218	8.03 years	$29.39	266,806	$20.30

The expected term of options granted is the safe harbor period. The volatility is based on historic volatilities from the traded shares of the Company over the past six years. The risk-free interest rate for periods matching the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend is based on the historic dividend of the Company. The Company has analyzed the forfeitures of stock and option grants and has used a ten percent forfeiture rate in the expense calculation.

Restricted Stock

The 2013 Plan provides for grants of restricted common stock and restricted stock units to executives and key employees of the Company. The restricted common stock and restricted stock units are valued based on the Company’s market value of common stock on the date of grant and the amount of any award is expensed over the requisite service period which approximates two to three years. If grantees are retirement eligible and awards would either fully vest upon retirement or continue to vest after retirement, the full amount of the related expense is recognized upon grant. At March 31, 2015, the Company had no shares of restricted common stock issued and outstanding and 11,895 unvested restricted stock units outstanding under the 2007 Plan and 22,500 shares of restricted common stock issued and outstanding and 43,810 unvested restricted stock units outstanding under the 2013 Plan and 60,734 unvested restricted stock units outstanding under a Board of Directors authorized executive inducement grant. The shares of restricted common stock awarded have voting rights and participate equally in all dividends and other distributions duly declared by the Company’s Board of Directors.

Restricted stock and restricted stock unit award activity under the Plans for the fiscal years ended March 31, 2015 and 2014 is summarized as follows:

	2015		2014
Restricted Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at March 31,	16,200	$43.45	42,820	$19.33
Awarded	20,200	33.67	8,000	53.91
Vested	(10,900)	33.81	(34,120)	15.66
Forfeited	(3,000)	37.60	(500)	41.52

Non-vested shares at March 31,	22,500	$40.12	16,200	$43.45

	2015		2014
Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at March 31,	40,103	$35.35	41,607	$27.35
Granted	135,564	34.81	17,976	42.99
Vested	(57,295)	33.14	(18,263)	25.16
Forfeited	(1,933)	43.81	(1,217)	27.60

Non-vested shares at March 31,	116,439	$35.67	40,103	$35.35

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

Share Repurchase Authorization

The Company invested $1,042,000, $28,188,000, and $5,401,000 during fiscal 2015, 2014, and 2013, respectively, to repurchase and cancel 27,925, 633,816, and 149,424 shares of common stock, respectively, pursuant to the Board of Directors’ authorizations. On August 8, 2014, the Board authorized the repurchase of $25,000,000 or approximately 687,000 shares of common stock, which supplements the program previously approved in May 2013. At March 31, 2015, the Board’s authorization to repurchase $26,041,000, or approximately 716,986 shares of common stock, remains outstanding.

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

	Years ended March 31,
	2015	2014	2013
Net sales
Snowmobile & ATV units	$584,873,000	$615,608,000	$563,464,000
Parts, garments, & accessories	113,883,000	114,883,000	108,124,000

Total net sales	698,756,000	730,491,000	671,588,000

Cost of goods sold
Snowmobile & ATV units	505,383,000	506,707,000	450,291,000
Parts, garments, & accessories	73,924,000	72,705,000	70,401,000

Total cost of goods sold	579,307,000	579,412,000	520,692,000

Gross profit
Snowmobile & ATV units	79,490,000	108,901,000	113,173,000
Parts, garments, & accessories	39,959,000	42,178,000	37,723,000

Total gross profit	$119,449,000	$151,079,000	$150,896,000

	Years ended March 31,
	2015	2014	2013
Net sales by product line
Snowmobile units	$300,731,000	$282,442,000	$263,693,000
ATV units	284,142,000	333,166,000	299,771,000
Parts, garments, & accessories	113,883,000	114,883,000	108,124,000

Total net sales	$698,756,000	$730,491,000	$671,588,000

	Years ended March 31,
	2015	2014	2013
Net sales by geography, based on location of the customer
United States	$420,687,000	$404,347,000	$337,250,000
Canada	192,524,000	215,631,000	215,569,000
Europe and other	85,545,000	110,513,000	118,769,000

Total net sales	$698,756,000	$730,491,000	$671,588,000

The Company has identifiable long-lived assets with total carrying values of approximately $336,000, $751,000 and $1,533,000 at March 31, 2015, 2014 and 2013, respectively, outside the United States in Canada and Europe.

Sales to Yamaha and its subsidiaries in the aggregate accounted for 10.4% of net sales in fiscal year 2015. No sales to an individual customer accounted for more than 10% of fiscal years 2014 and 2013 net sales.

K. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition that supersedes existing revenue recognition guidance (but does not apply to nor supersede accounting guidance for lease contracts). The ASU’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for reporting periods beginning after December 15, 2017, and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated results.

L. ACQUISITION

In February 2015, the Company acquired substantially all of the assets of MotorFist, LLC, a privately owned company based in Idaho Falls, Idaho, that designs, develops and distributes high-performance technical riding gear. The Company completed this acquisition to more broadly expand PG&A product offerings for our North America and international markets. The Company invested $9,118,000, to acquire the assets, resulting in an excess purchase price over the estimated fair value of net assets of approximately $3,342,000. The total amount of goodwill is deductible for tax purposes. The acquisition cost included contingent consideration consisting of up to five earnout payments, plus a catch-up payment, for a total of up to $4.0 million. The earnout periods are years one through five with a maximum payout in years one through four of $500,000, and a maximum payment in year five of $2.0 million plus any shortfalls from years one through four. The estimated fair value of the earnout payments included in the consideration for purchase was $690,000. The operating activity from acquisition date to March 31, 2015 was immaterial. The operating revenues of MotorFist, LLC for the two years prior to acquisition are not considered material to these consolidated financial statements. The Company has completed its evaluation of the purchase price and the allocation of the acquisition costs is as follows:

Total consideration for purchase	$9,118,000
Accounts receivable	1,137,000
Inventories	1,579,000
Other	636,000
Intangible assets	2,580,000

Total assets acquired	5,932,000
Total liabilities assumed	156,000

Net assets acquired	5,776,000

Goodwill acquired	$3,342,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Arctic Cat Inc.

We have audited the accompanying consolidated balance sheets of Arctic Cat Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arctic Cat Inc. and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 29, 2015, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

May 29, 2015

ARCTIC CAT INC.

EXHIBIT INDEX

Exhibit Number

3.1	Amended and Restated Articles of Incorporation of the Company - incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 filed with the SEC on June 30, 1997.

3.2	Articles of Amendment of Restated Articles of Incorporation of Arctic Cat Inc. - incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2014.

3.3	Amended and Restated By-Laws of the Company - incorporated by reference to Exhibit 3.1to the Registrant’s Current Report on Form 8-K filed with the SEC on January 16, 2013.

3.4	Amendment to Amended and Restated Bylaws of Arctic Cat Inc. - incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2014.

4.1	Form of specimen common stock certificate - incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File Number 33-34984) filed with the SEC on May 21, 1990.

10.1*	Form of Employment Agreement between the Company and Tracy J. Crocker, Bradley D. Darling, Paul A. Fisher and William J. Nee - incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on May 30, 2015.

10.2*	2007 Omnibus Stock and Incentive Plan - incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC August 14, 2007.

10.3*	First Amendment to 2007 Omnibus Stock and Incentive Plan - incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed with the SEC August 12, 2009.

10.4*	Second Amendment to 2007 Omnibus Stock and Incentive Plan - incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed with the SEC April 5, 2011.

10.5*	Form of Restricted Stock Unit Agreement for Non-Employee Directors for 2007 Omnibus Stock and Incentive Plan - incorporated by reference to Exhibit 10.3 the Registrant’s Current Report on Form 8-K filed with the SEC April 5, 2011.

10.6*	Form of Restricted Stock Unit Agreement for Executive Officers for 2007 Omnibus Stock and Incentive Plan - incorporated by reference to Exhibit 10.4 the Registrant’s Current Report on Form 8-K filed with the SEC April 5, 2011.

10.7*	Form of Incentive Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan - incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC August 14, 2007.

10.8*	Form of Non-Qualified Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan - incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC August 14, 2007.

10.9*	Amended Form of Director Non-Qualified Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan - incorporated by reference to Exhibit 10.2 the Registrant’s Current Report on Form 8-K filed with the SEC April 5, 2011.

10.10*	Form of Restricted Stock Agreement for 2007 Omnibus Stock and Incentive Plan - incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008.

10.11*	Form of Stock-Settled Appreciation Rights Agreement for 2007 Omnibus Stock and Incentive Plan - incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008.

10.12*	The Arctic Cat Inc. 2013 Omnibus Stock and Incentive Plan - incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2013.

10.13*	Form of Director Non-Qualified Stock Option Agreement - incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013.

10.14*	Form of Executive Officer Non-Qualified Stock Option Agreement - incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013.

10.15*	Form of Executive Officer Incentive Stock Option Agreement - incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013.

10.16*	Form of Registered Stock Unit Agreement for Non-Employee Directors - incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013.

10.17*	Form of Restricted Stock Unit Agreement for Executive Officers - incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013.

10.18*	Form of Stock-Settled Appreciation Rights Agreement - incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013.

10.19	Vendor Agreement dated October 14, 2009, between the Company, Arctic Cat Sales Inc. and GE Commercial Distribution Finance Corporation - incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2009.

10.20	Amendment No. 1 dated October 20, 2009 to Vendor Agreement between the Company, Arctic Cat Sales, Inc., and GE Commercial Distribution Finance Corporation dated October 14, 2009 - incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2009.

10.21	Amended and Restated Loan and Security Agreement, dated as of November 8, 2013, among the Company, certain financial institutions as lenders and Bank of America, N.A. as lender and administrative agent for the lenders - incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2013.

10.22*	Amended and Restated Employment Agreement dated October 27, 2010 between the Company and Claude J. Jordan - incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2010.

10.23	Amendment No. 3 dated September 30, 2010 to Vendor Agreement between the Company, Arctic Cat Sales, Inc., and GE Commercial Distribution Finance Corporation dated October 14, 2009 - incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010.

10.24+*	Form of Arctic Cat Inc. Change in Control Agreement for Executive Officers.

10.25*	Limited Term Employment Agreement, dated June 2, 2014, between the Company and Christopher A. Twomey - incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2014.

10.26*	Amendment to Employment Agreement, dated June 2, 2014, between the Company and Timothy C. Delmore - incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2014.

10.27*	Employment Agreement, dated November 10, 2014, between the Company and Christopher T. Metz - incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2014.

10.28*	Change in Control Agreement, dated November 10, 2014, between the Company and Christopher T. Metz - incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2014.

10.29*	Inducement Non-Qualified Stock Option Agreement between the Registrant and Christopher T. Metz - incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2015.

10.30*	Inducement Restricted Stock Unit Agreement between the Registrant and Christopher T. Metz - incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2015.

10.31*	Form of Indemnification Agreement - incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2015.

10.32*	Employment Agreement, dated February 3, 2015, between the Company and Christopher J. Eperjesy - incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2015.

10.33*	Change in Control Agreement, dated February 3, 2015, between the Company and Christopher J. Eperjesy - incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2015.

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (see signature page)

31.1+	Section 302 Certification of Chief Executive Officer

31.2+	Section 302 Certification of Chief Financial Officer

32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+	Financial statements from the annual report on Form 10-K of the Company for the year ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*	Management compensatory plan or arrangement
+	Filed with this Annual Report on Form 10-K