Form 10-Q
period 2015-06-30
ARCTIC CAT INC
filed 2015-08-07
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2015

or

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

At July 31, 2015, the registrant had 12,984,264 shares of Common Stock outstanding.

ARCTIC CAT INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Arctic Cat Inc.

Consolidated Balance Sheets

($ in thousands, except per share amounts)

(unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$20,278	$40,253
Short-term investments	—	1,009
Accounts receivable, less allowances	40,088	25,067
Inventories	169,543	152,443
Prepaid expenses	7,375	5,363
Income taxes receivable	6,594	5,151
Deferred income taxes	14,421	14,485
Other current assets	2,071	3,628

Total current assets	260,370	247,399

Property and equipment
Machinery, equipment and tooling	200,852	194,074
Land, buildings and improvements	30,007	30,004

	230,859	224,078
Less accumulated depreciation	164,227	161,210

	66,632	62,868
Goodwill, intangibles and other assets	6,497	6,579

	$333,499	$316,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$64,770	$70,257
Accrued expenses	43,624	51,832

Total current liabilities	108,394	122,089

Deferred income taxes	11,376	11,151
Long-term debt	30,877	—
Other liabilities	3,351	3,234
Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 37,440,000 shares authorized; shares issued and outstanding: 12,987,475 at June 30, 2015 and 12,949,702 at March 31, 2015	130	130
Additional paid-in-capital	3,535	1,940
Accumulated other comprehensive loss	(6,917)	(7,142)
Retained earnings	182,753	185,444

Total shareholders’ equity	179,501	180,372

	$333,499	$316,846

The accompanying notes are an integral part of these consolidated statements.

Arctic Cat Inc.

Consolidated Statements of Operations

($ in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,
	2015	2014
Net sales
Snowmobile and ATV/ROV units	$111,105	$119,978
Parts, garments and accessories	23,276	23,661

Total net sales	134,381	143,639
Cost of goods sold
Snowmobile and ATV/ROV units	96,957	97,701
Parts, garments and accessories	14,862	15,137

Total cost of goods sold	111,819	112,838

Gross profit	22,562	30,801
Operating expenses
Selling and marketing	8,955	6,981
Research and development	6,003	5,346
General and administrative	9,151	12,904

Total operating expenses	24,109	25,231

Operating profit (loss)	(1,547)	5,570
Other income (expense)
Interest income	—	4
Interest expense	(114)	(40)

Total other expense	(114)	(36)

Earnings (loss) before income taxes	(1,661)	5,534
Income tax expense (benefit)	(605)	1,965

Net earnings (loss)	$(1,056)	$3,569

Net earnings (loss) per share
Basic	$(0.08)	$0.28

Diluted	$(0.08)	$0.27

Weighted average shares outstanding (in thousands)
Basic	12,958	12,896

Diluted	12,958	13,082

The accompanying notes are an integral part of these consolidated statements.

Arctic Cat Inc.

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

(unaudited)

	Three Months Ended June 30,
	2015	2014
Net earnings (loss)	$(1,056)	$3,569
Other comprehensive income (loss):
Foreign currency translation adjustments	1,107	(304)
Unrealized loss on derivative instruments, net of tax	(882)	(2,570)

Comprehensive income (loss)	$(831)	$695

The accompanying notes are an integral part of these consolidated statements.

Arctic Cat Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Three Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings (loss)	$(1,056)	$3,569
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,090	3,116
Deferred income tax expense	807	603
Stock-based compensation expense	1,103	1,904
Changes in operating assets and liabilities:
Trading securities	1,009	60,000
Accounts receivable, less allowances	(14,645)	8,683
Inventories	(16,563)	(44,932)
Accounts payable	(6,184)	(17,644)
Accrued expenses	(8,293)	(8,368)
Income taxes	(1,498)	565
Prepaid expenses and other	(1,891)	(404)

Net cash provided by (used in) operating activities	(44,121)	7,092
Cash flows from investing activities:
Purchases of property and equipment	(6,742)	(2,415)

Net cash used in investing activities	(6,742)	(2,415)
Cash flows from financing activities:
Proceeds from long-term borrowings	60,834	59,300
Payments on long-term borrowings	(29,957)	(59,300)
Proceeds from issuance of common stock	498	9
Payments for income taxes on net-settled option exercises	(50)	(966)
Tax benefit from stock options exercises	45	733
Dividends paid	(1,635)	(1,617)
Repurchase of common stock	—	(1,007)

Net cash provided by (used in) financing activities	29,735	(2,848)
Effect of exchange rate changes on cash and cash equivalents	1,153	(88)

Net increase (decrease) in cash and cash equivalents	(19,975)	1,741
Cash and cash equivalents at beginning of period	40,253	22,524

Cash and cash equivalents at end of period	$20,278	$24,265

Supplemental disclosure of cash payments for:
Income taxes	$69	$32

Interest	$113	$24

The accompanying notes are an integral part of these consolidated statements.

Arctic Cat Inc.

Notes to Consolidated Financial Statements

(unaudited)

NOTE A–BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Arctic Cat Inc. (the “Company”) have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2015 and results of operations and cash flows for the three-month periods ended June 30, 2015 and 2014. Results of operations for the interim periods are not necessarily indicative of results for the full year due to the seasonality of snowmobiles, all-terrain vehicles (“ATVs”) and recreational off-highway vehicles (“ROVs”) and related parts, garments and accessories (“PG&A”). The consolidated balance sheet as of March 31, 2015 is derived from the audited balance sheet as of that date.

Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

Certain fiscal 2015 amounts have been reclassified to conform to the fiscal 2016 financial statement presentation. The reclassifications had no effect on previously reported operating results.

In preparing the accompanying consolidated financial statements, the Company evaluated the period from July 1, 2015, through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory, which provides guidance for the measurement of inventory. The ASU requires entities to measure most inventory at the lower of cost and net realizable value. The ASU simplifies the current guidance, which requires entities to measure inventory at the lower of cost or market (with market defined as one of three different measures). The ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated results.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition that supersedes existing revenue recognition guidance (but does not apply to nor supersede accounting guidance for lease contracts). The ASU’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a proposal to defer the effective date of the ASU by one year to reporting periods beginning after December 15, 2018. The ASU should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated results.

NOTE B–STOCK-BASED COMPENSATION

For the three months ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense for stock options and restricted stock awards of $1.1 million and $1.9 million, respectively, which has been included in general and administrative expenses. The Company’s total stock-based compensation expense reduced both diluted earnings per share by $0.05 and $0.09 for each of the three months ended June 30, 2015 and 2014, respectively. At June 30, 2015, the Company had $9.1 million of unrecognized compensation costs related to non-vested stock options and restricted stock awards that are expected to be recognized over a weighted average period of approximately two years.

The following tables summarize the stock option transactions and restricted stock unit award activity during the three months ended June 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value ($ in thousands)
Outstanding at March 31, 2015	604,218	$29.39
Granted	90,901	33.15
Exercised	(32,147)	15.48

Outstanding at June 30, 2015	662,972	$30.58	8.17 years	$3,483

Exercisable at June 30, 2015	277,888	$24.63	6.43 years	$3,325

The aggregate intrinsic value is based on the difference between the exercise price and the Company’s June 30, 2015 common share market value for in-the-money options.

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 31, 2015	116,439	$35.67
Granted	22,049	34.39
Vested	(9,802)	44.61

Non-vested shares at June 30, 2015	128,686	$34.77

NOTE C–NET EARNINGS (LOSS) PER SHARE

The Company’s basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company’s diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 195,688 and 200,656 shares of common stock with weighted average exercise price of $42.13 and $44.18 were outstanding during the three month periods ended June 30, 2015 and 2014, respectively, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014
Weighted average number of common shares outstanding	12,958	12,896
Dilutive effect of option plan	—	186

Common and potential shares outstanding—diluted	12,958	13,082

NOTE D–INVENTORIES

Inventories consist of the following ($ in thousands):

	June 30, 2015	March 31, 2015
Raw materials and sub-assemblies	$62,640	$41,045
Finished goods	70,864	77,763
Parts, garments and accessories	36,039	33,635

	$169,543	$152,443

NOTE E–GOODWILL AND OTHER INTANGIBLE ASSETS

The following provides the gross carrying amount of goodwill and indefinite-lived intangible assets at June 30, 2015 and March 31, 2015 ($ in thousands):

	June 30, 2015	March 31, 2015
	Gross Carrying Amount	Gross Carrying Amount
Goodwill	$3,342	$3,342
Indefinite-lived intangible assets	$253	$253

There was no cumulative impairment related to goodwill or indefinite-lived intangibles assets at June 30, 2015 or March 31, 2015.

The gross carrying amount and accumulated amortization of definite-lived intangible assets was as follows at June 30, 2015 and March 31, 2015 ($ in thousands):

	June 30, 2015		March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets	$3,231	$764	$3,215	$667

Amortization expense was $0.1 million in the three months ended June 30, 2015. Amortization expense is expected to be approximately $0.3 million in the remainder of fiscal 2016 and approximately $0.4 million in each of fiscal 2017, 2018, 2019 and 2020.

NOTE F–LINE OF CREDIT

The Company has a $100.0 million line of credit pursuant to a senior secured revolving credit agreement, which is scheduled to expire in November 2017. Under the agreement, the Company may borrow up to $100.0 million during May through November and up to $50.0 million during all other months of the fiscal year. Borrowings under the line of credit bear interest at the greater of the following rates: the prime rate plus 0.75%, the federal funds rate plus 0.50% or LIBOR for a 30 day interest period plus 1.00%. As of June 30, 2015, the effective rate was 3.5%. All borrowings are collateralized by substantially all of the Company’s assets, including all real estate, accounts receivable and inventory. The Company had $30.9 million of outstanding borrowings under the line of credit at June 30, 2015. No borrowings from the line of credit were outstanding at March 31, 2015. The outstanding letters of credit balances were $14.1 million and $9.3 million at June 30, 2015 and 2014, respectively, and borrowings under the line of credit are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the terms of the credit agreement as of June 30, 2015. Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

NOTE G–ACCRUED EXPENSES

Accrued expenses consist of the following ($ in thousands):

	June 30, 2015	March 31, 2015
Marketing	$7,286	$14,495
Compensation	4,062	4,429
Warranties	23,229	23,062
Insurance	3,385	4,383
Other	5,662	5,463

	$43,624	$51,832

NOTE H–PRODUCT WARRANTIES

The Company generally provides a limited warranty to the owner of snowmobiles for twelve months from the date of consumer registration and for six months from the date of consumer registration on ATVs and ROVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims become known or the amounts are determinable, including costs associated with safety recalls, which may occur after the standard warranty period. The following represents changes in the Company’s accrued warranty liability for the three-month periods ended June 30, 2015 and 2014 ($ in thousands):

	Three Months Ended June 30,
	2015	2014
Balance at beginning of period	$23,062	$19,357
Warranty provision	2,762	3,096
Warranty claim payments	(2,595)	(3,030)

Balance at end of period	$23,229	$19,423

NOTE I–SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

On August 8, 2014, the Board authorized the repurchase of an additional $25.0 million or approximately 687,000 shares of common stock, which supplements the program previously approved in May 2013. During the three months ended June 30, 2015, the Company made no repurchases of common stock. During the three months ended June 30, 2014, the Company invested $1.0 million to repurchase and cancel 26,951 shares of common stock pursuant to the Board of Directors’ authorizations. At June 30, 2015, the Company has remaining authorization to repurchase up to approximately $26.0 million in shares of common stock.

Additional Paid-in-Capital

The components of the changes in additional paid-in-capital during the following periods were as follows ($ in thousands):

	Three Months Ended June 30,
	2015	2014
Balance at beginning of period	$1,940	$—
Proceeds from issuance of common stock	497	9
Payment for income taxes on net-settled option exercises	(50)	(966)
Tax benefits from stock options exercised	45	733
Repurchase of common stock	—	(1,007)
Stock-based compensation expense	1,103	1,904

Balance at end of period	$3,535	$673

Accumulated Other Comprehensive Loss

The components of the changes in accumulated other comprehensive loss during the following periods were as follows ($ in thousands):

	Three Months Ended June 30,
	2015	2014
Balance at beginning of period	$(7,142)	$(2,110)
Unrealized loss on derivative instruments, net of tax	(882)	(2,570)
Foreign currency translation adjustment	1,107	(304)

Balance at end of period	$(6,917)	$(4,984)

The unrealized losses on derivatives instruments in the three months ended June 30, 2015 and 2014 were net of tax benefits of $0.5 million and $1.5 million, respectively. There is no tax impact on foreign currency translation adjustments, as the earnings are considered permanently reinvested.

Retained Earnings

The components of the changes in retained earnings during the following periods were as follows ($ in thousands):

	Three Months Ended June 30,
	2015	2014
Balance at beginning of period	$185,444	$187,024
Net earnings (loss)	(1,056)	3,569
Dividends paid	(1,635)	(1,617)

Balance at end of period	$182,753	$188,976

NOTE J–COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide the Company’s North American dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At June 30, 2015, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $69.5 million. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material. The financing agreements also have loss sharing provisions should any dealer default, whereby the Company shares certain losses with the finance companies. The maximum potential liability to the Company under these provisions was approximately $2.4 million at June 30, 2015.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Recurring Fair Value Measurements

As of June 30, 2015, the Company’s Canadian dollar foreign currency contracts fair value was an asset totaling $2.1 million, and the Company’s Japanese yen foreign currency contracts fair value was a liability totaling $0.3 million. As of March 31, 2015, the Company’s Canadian foreign currency contract fair value was an asset totaling $3.6 million, and the Company’s Japanese yen foreign currency contract fair value was a liability totaling $0.4 million. The Company utilizes the income approach to measure fair value of foreign currency contracts, which is based on significant other observable inputs. As such, the foreign currency contracts are considered a Level 2 measurement.

Nonrecurring Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to tangible fixed assets, goodwill and other intangible assets, which are generally recorded at fair value as a result of an impairment charge. The Company did not record any significant charges to assets measured at fair value on a nonrecurring basis during the three months ended June 30, 2015 and 2014.

Other Fair Value Disclosures

The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable and accounts payable and approximate fair value due to their short-term nature. At June 30, 2015, the carrying value of the Company’s revolving credit agreement approximates fair value and would be considered a Level 2 measurement.

NOTE L–DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses foreign currency derivative instruments to manage its exposure to currency fluctuations on transactions denominated in foreign currencies – primarily the Canadian dollar and Japanese yen. The Company’s foreign currency management objective is to reduce earnings volatility related to movements in foreign exchange rates and limit the risk of loss in value of certain of its foreign currency-denominated cash flows. The Company does not enter into forward contracts for trading or speculative purposes. The Company has no derivatives that have credit risk-related contingent features and mitigates its risk by engaging with major financial institutions as counterparties.

The Company records all foreign currency forward contracts at fair value in our Consolidated Balance Sheets. The forward contracts are designated as, and meet the criteria for, cash flow hedges. The Company evaluates hedge effectiveness prospectively and retrospectively, and we formally document all hedging relationships at inception, as well as the risk management objectives for undertaking the hedge transaction. Our Canadian dollar and Japanese yen forward contracts generally have terms up to 12 months. Gains and losses on forward contracts are recorded in accumulated other comprehensive income (loss), net of tax, and subsequently reclassified into cost of goods sold or operating expenses during the same period which the hedged transaction affects the Consolidated Statements of Operations. Gains and losses on the derivative representing hedge ineffectiveness, if any, are recognized in the Consolidated Statements of Operations.

The following table presents the notional amounts and gross carrying values of derivative instruments as of June 30, 2015 and March 31, 2015 ($ in thousands):

	June 30, 2015		March 31, 2015
Foreign Currency Contracts	Notional Amount (in US Dollars)	Fair Value Asset (Liability)	Notional Amount (in US Dollars)	Fair Value Asset (Liability)
Canadian Dollar(1)	$78,828	$2,071	$76,328	$3,628
Japanese Yen(1)	$13,273	$(277)	$19,046	$(434)

(1)	Assets are included in other current assets and liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

The following table presents the effects of derivative instruments on other comprehensive income (OCI) and on our Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014 ($ in thousands):

	June 30, 2015		June 30, 2014
	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)
Foreign currency contracts	$(882)	$1,988	$(2,570)	$(583)

The ineffective portion of foreign currency contracts was not material for the three month periods ended June 30, 2015 and 2014.

NOTE M–SEGMENT REPORTING

The Company manages each segment based on gross profit and there are no material transactions between the segments. Operating, tax and other expenses are not allocated to individual segments. Additionally, given the crossover of customers, manufacturing and asset management, the Company does not maintain separate balance sheets for each segment. Accordingly, the segment information presented below is limited to sales and gross profit data ($ in thousands).

	Three Months Ended June 30,
	2015	2014
Net sales
Snowmobile and ATV/ROV units	$111,105	$119,978
Parts, garments and accessories	23,276	23,661

Total net sales	134,381	143,639

Cost of goods sold
Snowmobile and ATV/ROV units	96,957	97,701
Parts, garments and accessories	14,862	15,137

Total cost of goods sold	111,819	112,838

Gross profit
Snowmobile and ATV/ROV units	14,148	22,277
Parts, garments and accessories	8,414	8,524

Total gross profit	$22,562	$30,801

	Three Months Ended June 30,
	2015	2014
Net sales by product line
Snowmobile units	$58,231	$56,152
ATV/ROV units	52,874	63,826
Parts, garments and accessories	23,276	23,661

Total net sales	$134,381	$143,639

	Three Months Ended June 30,
	2015	2014
Net sales by geography, based on location of the customer
United States	$87,043	$88,587
Canada	35,004	41,445
Europe and other	12,334	13,607

Total net sales	$134,381	$143,639

	June 30, 2015	June 30, 2014
Long-lived assets by geography
United States	$72,843	$69,111
Canada and Europe	286	336

Total long-lived assets	$73,129	$69,447

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arctic Cat Inc. (the “Company” or “Arctic Cat,” or “we,” “our” or “us”) is a Minnesota corporation with principal executive offices in Plymouth, Minnesota. We design, engineer, manufacture and market snowmobiles, all-terrain vehicles (“ATVs”) and recreational off-highway vehicles (“side-by-sides” or “ROVs”), as well as related parts, garments and accessories (“PG&A”) under the Arctic Cat® and MotorFist® brand names. We market our products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, Russia, South America, the Middle East, China, Asia and other international markets. The Arctic Cat brand name has existed for more than 50 years and is among the most widely recognized and respected names in the snowmobile, ATV and side-by-side industry. We were incorporated in 1982. Our common stock trades on the NASDAQ Global Select Market under the symbol ACAT.

Executive Overview

For the first quarter ended June 30, 2015, we reported a net loss of $1.1 million, or $0.08 per diluted share, on net sales of $134.4 million. In the prior year period, we reported net earnings of $3.6 million, or $0.27 per diluted share, on net sales of $143.6 million. We made continued progress in the first quarter against our goals to reposition the business for growth and clean up inventory overhang. In particular, we saw encouraging trends in our core North American ATV dealer inventory levels and gained further market share. We remain focused on partnering with our dealers to aggressively reduce non-current inventory and provide marketing support to enable a return to wholesale and retail growth of new, innovative products.

Our snowmobile sales in the fiscal 2016 first quarter totaled $58.2 million, up 3.7% versus $56.2 million in the prior-year quarter, primarily due to the timing of OEM shipments.

Our ATV/ROV sales in the fiscal 2016 first quarter totaled $52.9 million, down 17.2% compared to prior-year sales of $63.8 million. While sales of Wildcat ROVs remained strong, core ATV sales decreased as planned, as we continued to lower core ATV inventory at our North America dealers. Our new product development plans are on track, and we will be unveiling key initiatives to our wheeled product dealers at our dealer show in August.

Our PG&A sales in the fiscal 2016 first quarter decreased 1.6% to $23.3 million versus $23.7 million in the prior-year quarter. In March 2015, we announced completion of our acquisition of privately held MotorFist, LLC, a manufacturer of high-performance technical riding gear. The acquisition complements Arctic Cat’s garment and riding-gear business. The integration of our MotorFist acquisition is proceeding smoothly, and we expect sales of MotorFist branded products to contribute to our PG&A business in fiscal 2016.

We are maintaining our guidance for fiscal 2016, and we estimate full-year net sales in the range of $690 million to $705 million, assuming an unfavorable foreign currency exchange impact on sales in the range of $12 million to $15 million pre-tax. We expect fiscal 2016 full-year net earnings to increase and be in the range of $0.80 to $0.95 per diluted share, after reflecting unfavorable foreign currency exchange rates. Foreign currency exchange headwinds are estimated to negatively impact gross profit and reduce net earnings in the range of $0.60 to $0.70 per diluted share, which will only partially be offset by our hedging strategy.

Our focus over the next year is to rebuild and reposition the Company for a return to long-term growth in fiscal 2017 and beyond. To achieve this, a key priority remains rightsizing our core North America ATV dealer inventory levels during fiscal 2016. We believe that we have strong strategic plans to turn the business around. Our strong balance sheet gives us the flexibility to make investments to grow the business through innovative products, strategic and OEM partnerships, and bolt-on acquisitions. Although we face significant challenges in fiscal 2016, including continued foreign currency headwinds, we see opportunities to improve our operations, expand gross profit margins and enhance financial performance over time.

Results of Operations

Product Line Sales

	Three Months Ended June 30,
($ in thousands)	2015	Percent of Net Sales	2014	Percent of Net Sales	Change 2015 vs. 2014
Snowmobile	$58,231	43.3%	$56,152	39.1%	3.7%
ATV/ROV	52,874	39.4%	63,826	44.4%	(17.2)%
PG&A	23,276	17.3%	23,661	16.5%	(1.6)%

Net sales	$134,381	100.0%	$143,639	100.0%	(6.4)%

During the first quarter of fiscal 2016, net sales decreased 6.4% to $134.4 million from $143.6 million in the first quarter of fiscal 2015, largely due to planned reductions in core ATV inventory at our North American dealers and unfavorable foreign currency exchange rates. Snowmobile net sales increased 3.7% primarily due to the timing of OEM shipments, partially offset by an unfavorable impact from product mix and foreign currency exchange rates. ATV/ROV net sales decreased 17.2% driven by a decrease in ATV sales and unfavorable foreign currency exchange rates, which were only partially offset by growth in sales of Wildcat ROVs. PG&A net sales decreased 1.6%, which also contributed to the overall decrease in net sales.

Cost of Goods Sold

	Three Months Ended June 30,
($ in thousands)	2015	Percent of Net Sales	2014	Percent of Net Sales	Change 2015 vs. 2014
Snowmobile and ATV/ROV units	$96,957	72.1%	$97,701	68.0%	(0.8)%
PG&A	14,862	11.1%	15,137	10.5%	(1.8)%

Total cost of goods sold	$111,819	83.2%	$112,838	78.5%	(0.9)%

During the first quarter of fiscal 2016, cost of goods sold decreased 0.9% to $ 111.9 million from $112.8 million for the first quarter of fiscal 2015. The overall decrease in net sales drove the 0.8% decrease in costs of goods sold in snowmobile and ATV/ROV units, as well as the 1.8% decrease in PG&A.

Gross Profit

	Three Months Ended June 30,
($ in thousands)	2015	2014	Change 2015 vs. 2014
Gross profit dollars	$22,562	$30,801	(26.7)%
Percentage of net sales	16.8%	21.4%	(4.6)%

Gross profit decreased 26.7% to $22.6 million in the first quarter of fiscal 2016 from $30.8 million in the first quarter of fiscal 2015. The gross profit as percentage of net sales for the first quarter of fiscal 2016 decreased to 16.8% versus 21.4% in fiscal 2015. Gross profit was negatively impacted by lower sales volume, as we worked to right size our core ATV inventory. Also affecting gross profit were unfavorable foreign currency exchange rates, which we estimate reduced gross profit in the first quarter of fiscal 2016 by $6.6 million. We expect negative foreign currency exchange impacts will moderate as we move through the remainder of fiscal 2016.

Operating Expenses

	Three Months Ended June 30,
($ in thousands)	2015	2014	Change 2015 vs. 2014
Selling and marketing	$8,955	$6,981	28.3%
Research and development	6,003	5,346	12.3%
General and administrative	9,151	12,904	(29.1)%

Total operating expenses	$24,109	$25,231	(4.4)%

Percentage of net sales	17.9%	17.6%

Operating expenses decreased 4.4% to $24.1 million in the first quarter of fiscal 2016 from $25.2 million in the prior-year quarter. The decrease was primarily due to the 29.1% decrease in general and administrative expenses. The decrease in general and administrative expenses was driven by the absence of $1.5 million in executive transition costs incurred in the first quarter of fiscal 2015 that did not recur, as well as gains for our hedging strategy and a decrease in legal expenses. These decreases were partially offset by an increase in selling and marketing expenses due to increased investments in marketing and an increase in research and development activities. We continued to increase investments in research and development to ensure a strong pipeline of new products.

Liquidity and Capital Resources

The seasonality of our snowmobile production cycle and the lead time between the commencement of snowmobile and ATV production and commencement of shipments late in the first quarter create significant fluctuations in our working capital requirements. Historically, we have financed our working capital requirements out of available cash balances at the beginning and end of the production cycle and with bank borrowings during the middle of the cycle. Our cash balances traditionally peak early in the fourth quarter and then decrease as working capital requirements increase when our snowmobile and ATV production cycles begin in the spring. Accounts receivable increased to $40.1 million at June 30, 2015 from $33.2 million at June 30, 2014, primarily due to timing of product shipments. The accounts receivable balance at March 31, 2015 was $25.1 million. Inventory decreased to $169.5 million at June 30, 2015 from $185.3 million at June 30, 2014. The decrease in the year-over-year inventory balance was largely due to lower ATV production as part of our planned effort to reduce core ATV units at our North American dealers. Inventory was $152.4 million at March 31, 2015. The increase in our inventory balances as of June 30, 2015 compared to March 31, 2015 was due primarily to the seasonality of our snowmobile, ATV and PG&A businesses. Capital expenditures totaled $6.7 million in the first quarter of fiscal 2016 compared to $2.4 million in the prior-year quarter, as we invested in modernizing our manufacturing process and increased our investment in tooling for key new product introductions. During the three months ended June 30, 2015, we repurchased no shares of our common stock under the share repurchase programs previously approved by the Board of Directors in August 2014 and May 2013. Cash, cash equivalents and short-term investments were $20.3 million and $24.3 million at June 30, 2015 and 2014, respectively, and $41.3 million at March 31, 2015. Cash, cash equivalents and short-term investments decreased from March 31, 2015, due to the seasonality of our business and investments in property and equipment. Our investment objectives are first, safety of principal, and second, rate of return. We had $30.9 million of long-term bank borrowings outstanding at June 30, 2015 and no borrowings were outstanding at June 30, 2014 and March 31, 2015.

We believe current available cash and cash generated from operations together with working capital financing through our available line of credit will provide sufficient funds to finance operations on a short- and long-term basis and for at least the next 12 months.

Line of Credit

We have a $100.0 million line of credit pursuant to a senior secured revolving credit agreement, which is scheduled to expire in November 2017 for documentary and stand-by letters of credit, working capital needs and general corporate purposes. Under the agreement, we may borrow up to $100.0 million during May through November and up to $50.0 million during all other months of the year. We had $30.9 million of outstanding borrowings under the line of credit as of June 30, 2015. We were in compliance with the terms of the credit agreement as of June 30, 2015. See Note F of the notes to consolidated financial statements herein for further discussion.

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

Certain Information Concerning Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

See our most recent Annual Report on Form 10-K for the year ended March 31, 2015 for a discussion of our critical accounting policies.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Quarterly Report on Form 10-Q, and future filings with the Securities and Exchange Commission, our press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements, including statements related to our fiscal 2016 outlook, business strategy and product development. In particular, these include, among others, statements relating to our anticipated capital expenditures, research and development expenditures, product introductions, the effect of weather conditions and dealer ordering processes on our net sales, legal proceedings, our expectations regarding financing arrangements, our wholesale and retail sales and market share expectations, inventory levels, industry wholesale and retail sales and demand expectations, depreciation and amortization expense, dividends, the effect of foreign currency exchange rates, the impact of the MotorFist acquisition, our OEM partnership and acquisition growth strategies, sufficiency of funds to finance our operations and capital expenditures, raw material and component supply expectations, adequacy of insurance, and the effect of regulations on us and our industry and our compliance with such regulations. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors including, but not limited to the following: product mix and volume; competitive pressure on sales, pricing and sales incentives; increases in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines; interruption of dealer floorplan financing; warranty expenses and product recalls; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of reserves or insured amounts; environmental and product safety regulatory activity; effects of the weather; general economic conditions and political changes; interest rate changes; consumer demand and confidence; and those factors set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015, under heading “Item 1A. Risk Factors.” We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2015. As of June 30, 2015, we have notional Canadian dollar denominated cash flow hedges of approximately $78.8 million (USD) with a weighted average contract exchange rate of 1.2178 CAD to USD. The fair values of the Canadian dollar contracts at June 30, 2015 represent an unrealized gain of $2.1 million. A ten percent fluctuation in the currency rates as of June 30, 2015 would have resulted in a change in the fair value of the Canadian dollar hedge contracts of approximately $7.9 million. As of June 30, 2015, we have notional Japanese yen denominated cash flow hedges of approximately $13.3 million (USD) with a weighted average contract exchange rate of 119.64 JPY to USD. The fair values of the Japanese yen contracts at June 30, 2015 represent an unrealized loss of $0.3 million. A ten percent fluctuation in the currency rates as of June 30, 2015 would have resulted in a change in the fair value of the Japanese yen hedge contracts of approximately $1.3 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

Information regarding inflation, foreign currency exchange rates and interest rates is discussed within “Quantitative and Qualitative Disclosures About Market Risk-Foreign Exchange Rates and Interest Rates” and Note A to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015. Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and are not deemed to be significant.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any legal proceedings that we believe will have a materially adverse impact on our business or financial condition, results of operations or cash flows. See Note J of the notes to consolidated financial statements herein for further discussion.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company	(1)

3.2	Amended and Restated By-Laws of the Company	(2)

4.1	Form of specimen common stock certificate	(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(4)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.	(4)

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and the Company’s Current Report on Form 8-K filed August 11, 2014.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 16, 2013 and the Company’s Current Report on Form 8-K filed August 11, 2014.
(3)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement. (File Number 33-34984)
(4)	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date:	August 7, 2015	By	/s/ Christopher T. Metz
Christopher T. Metz
President and Chief Executive Officer

Date:	August 7, 2015	By	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy
Chief Financial Officer