Form 10-Q
period 2015-09-30
ARCTIC CAT INC
filed 2015-11-06
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2015

or

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

At October 30, 2015, the registrant had 12,989,200 shares of Common Stock outstanding.

ARCTIC CAT INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Arctic Cat Inc.

Consolidated Balance Sheets

($ in thousands, except per share amounts)

(unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$10,713	$40,253
Short-term investments	—	1,009
Accounts receivable, less allowances	68,225	25,067
Inventories	171,267	152,443
Prepaid expenses	5,112	5,363
Income taxes receivable	—	5,151
Deferred income taxes	14,456	14,485
Other current assets	2,855	3,628

Total current assets	272,628	247,399
Property and equipment
Machinery, equipment and tooling	210,620	194,074
Land, buildings and improvements	31,492	30,004

	242,112	224,078
Less accumulated depreciation	169,181	161,210

	72,931	62,868
Goodwill, intangibles and other assets	6,465	6,579

	$352,024	$316,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$83,685	$70,257
Accrued expenses	46,665	51,832
Income taxes payable	832	—

Total current liabilities	131,182	122,089
Deferred income taxes	11,602	11,151
Long-term debt	15,794	—
Other liabilities	3,066	3,234
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 37,440,000 shares authorized; shares issued and outstanding: 12,984,383 at September 30, 2015 and 12,949,702 at March 31, 2015	130	130
Additional paid-in-capital	4,278	1,940
Accumulated other comprehensive loss	(6,312)	(7,142)
Retained earnings	192,284	185,444

Total shareholders’ equity	190,380	180,372

	$352,024	$316,846

The accompanying notes are an integral part of these consolidated statements.

Arctic Cat Inc.

Consolidated Statements of Operations

($ in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net Sales
Snowmobile and ATV/ROV units	$180,676	$227,382	$291,781	$347,360
Parts, garments and accessories	30,481	35,097	53,757	58,758

Total net sales	211,157	262,479	345,538	406,118
Cost of goods sold
Snowmobile and ATV/ROV units	147,739	185,064	244,696	282,765
Parts, garments and accessories	19,500	22,334	34,362	37,471

Total cost of goods sold	167,239	207,398	279,058	320,236

Gross profit	43,918	55,081	66,480	85,882
Operating Expenses
Selling and marketing	11,842	12,074	20,797	19,055
Research and development	6,222	6,621	12,225	11,967
General and administrative	7,202	12,325	16,353	25,229

Total operating expenses	25,266	31,020	49,375	56,251

Operating profit	18,652	24,061	17,105	29,631
Other income (expense)
Interest income	12	6	12	10
Interest expense	(394)	(209)	(508)	(249)

Total other expense	(382)	(203)	(496)	(239)

Earnings before income taxes	18,270	23,858	16,609	29,392
Income tax expense	7,099	8,469	6,494	10,434

Net earnings	$11,171	$15,389	$10,115	$18,958

Net earnings per share
Basic	$0.86	$1.19	$0.78	$1.47

Diluted	$0.85	$1.18	$0.77	$1.45

Weighted average shares outstanding (in thousands)
Basic	12,985	12,922	12,972	12,909

Diluted	13,145	13,074	13,149	13,078

The accompanying notes are an integral part of these consolidated statements.

Arctic Cat Inc.

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net earnings	$11,171	$15,389	$10,115	$18,958
Other comprehensive income (loss):
Foreign currency translation adjustments	(64)	(2,602)	1,043	(2,906)
Unrealized gain (loss) on derivative instruments, net of tax	669	3,674	(213)	1,104

Comprehensive income	$11,776	$16,461	$10,945	$17,156

The accompanying notes are an integral part of these consolidated statements.

Arctic Cat Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Six Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$10,115	$18,958
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	9,385	8,184
Deferred income tax expense	534	(3,183)
Stock-based compensation expense	2,037	2,799
Gain on disposal of fixed assets	—	(1)
Changes in operating assets and liabilities:
Trading securities	1,009	60,000
Accounts receivable	(42,797)	(63,581)
Inventories	(18,263)	(30,377)
Accounts payable	9,210	867
Accrued expenses	(5,253)	7,171
Income taxes	5,913	11,456
Prepaid expenses and other	477	435

Net cash provided by (used in) operating activities	(27,633)	12,728
Cash flows from investing activities:
Purchases of property and equipment	(19,269)	(9,328)

Net cash used in investing activities	(19,269)	(9,328)
Cash flows from financing activities:
Proceeds from long-term borrowings	148,323	151,123
Payments on long-term borrowings	(132,529)	(151,123)
Checks written in excess of bank balances	3,361	4,101
Proceeds from issuance of common stock	497	34
Payments for income taxes on net-settled option exercises	(50)	(1,300)
Tax benefit from stock options exercises	45	739
Dividends paid	(3,275)	(3,241)
Repurchase of common stock	(120)	(1,007)

Net cash provided by (used in) financing activities	16,252	(674)
Effect of exchange rate changes on cash and cash equivalents	1,110	(1,236)

Net increase (decrease) in cash and cash equivalents	(29,540)	1,490
Cash and cash equivalents at beginning of period	40,253	22,524

Cash and cash equivalents at end of period	$10,713	$24,014

Supplemental disclosure of cash payments for:
Income taxes	$123	$1,067

Interest	$508	$149

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2015 and results of operations and cash flows for the three-month and six-month periods ended September 30, 2015 and 2014. Results of operations for the interim periods are not necessarily indicative of results for the full year due to the seasonality of snowmobiles, all-terrain vehicles (“ATVs”) and recreational off-highway vehicles (“ROVs”) and related parts, garments and accessories (“PG&A”). The consolidated balance sheet as of March 31, 2015 is derived from the audited balance sheet as of that date.

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

In preparing the accompanying consolidated financial statements, the Company evaluated the period from October 1, 2015, through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

NOTE B–STOCK-BASED COMPENSATION

For the three months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense of $0.9 million and $0.9 million, respectively, and for the six months ended September 30, 2015 and 2014, the Company recorded $2.0 million and $2.8 million, respectively, which has been included in general and administrative expenses. At September 30, 2015, the Company had $8.2 million of unrecognized compensation expense related to non-vested stock options and restricted stock awards that are expected to be recognized over a weighted average period of approximately two years.

The following tables summarize the stock option transactions and restricted share and restricted stock unit award activity during the six months ended September 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value ($ in thousands)
Outstanding at March 31, 2015	604,218	$29.39
Granted	93,215	33.04
Exercised	(32,147)	15.48

Outstanding at September 30, 2015	665,286	$30.57	7.90 years	$1,302

Exercisable at September 30, 2015	277,888	$24.63	6.12 years	$1,302

The aggregate intrinsic value is based on the difference between the exercise price and the Company’s September 30, 2015 common share market value for in-the-money options.

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 31, 2015	22,500	$40.12
Vested	(7,300)	53.80
Forfeited	(500)	33.46

Non-vested shares at September 30, 2015	14,700	$33.56

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 31, 2015	116,439	$35.67
Granted	23,090	34.14
Vested	(9,535)	44.63
Forfeited	(267)	43.79

Non-vested shares at September 30, 2015	129,727	$34.72

NOTE C–NET EARNINGS PER SHARE

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options and restricted stock units, when dilutive. Options to purchase 475,925 and 131,780 shares of common stock with weighted average exercise price of $36.53 and $44.64 were outstanding during the three-month periods ended September 30, 2015 and 2014, respectively, and options to purchase 335,807 and 166,218 shares of common stock with weighted average exercise price of $38.16 and $44.36 were outstanding during the six-months periods ended September 30, 2015 and 2014, respectively, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following for the three and six months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Weighted average number of common shares outstanding – basic	12,985	12,922	12,972	12,909
Dilutive effect of stock options and restricted stock units	160	152	177	169

Weighted average number of common shares outstanding – diluted	13,145	13,074	13,149	13,078

NOTE D–INVENTORIES

Inventories consist of the following ($ in thousands):

	September 30, 2015	March 31, 2015
Raw materials and sub-assemblies	$57,619	$41,045
Finished goods	72,807	77,763
Parts, garments and accessories	40,841	33,635

	$171,267	$152,443

NOTE E–GOODWILL AND OTHER INTANGIBLE ASSETS

The following provides the gross carrying amount of goodwill and indefinite-lived intangible assets at September 30, 2015 and March 31, 2015 ($ in thousands):

	September 30, 2015	March 31, 2015
	Gross Carrying Amount	Gross Carrying Amount
Goodwill	$3,342	$3,342
Indefinite-lived intangible assets	$253	$253

There was no cumulative impairment related to goodwill or indefinite-lived intangibles assets at September 30, 2015 or March 31, 2015.

The gross carrying amount and accumulated amortization of definite-lived intangible assets was as follows at September 30, 2015 and March 31, 2015 ($ in thousands):

	September 30, 2015		March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets	$3,251	$860	$3,215	$667

Amortization expense was $0.2 million in the six months ended September 30, 2015. Amortization expense is expected to be approximately $0.2 million in the remainder of fiscal 2016 and approximately $0.4 million in each of fiscal 2017, 2018, 2019 and 2020.

NOTE F–LINE OF CREDIT

The Company has a $100.0 million line of credit pursuant to a senior secured revolving credit agreement, which is scheduled to expire in November 2017. Under the agreement, the Company may borrow up to $100.0 million during May through November and up to $50.0 million during all other months of the fiscal year. Borrowings under the line of credit bear interest at the greater of the following rates: the prime rate plus 0.75%, the federal funds rate plus 0.50% or LIBOR for a 30 day interest period plus 1.00%. As of September 30, 2015, the effective rate was 3.75%. All borrowings are collateralized by substantially all of the Company’s assets, including all real estate, accounts receivable and inventory. The Company had $15.8 million of outstanding borrowings under the line of credit at September 30, 2015. No borrowings from the line of credit were outstanding at March 31, 2015. The outstanding letters of credit balances were $3.5 million and $6.1 million at September 30, 2015 and 2014, respectively. Borrowings under the line of credit are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the terms of the credit agreement as of September 30, 2015. Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

NOTE G–ACCRUED EXPENSES

Accrued expenses consist of the following ($ in thousands):

	September 30, 2015	March 31, 2015
Marketing	$7,971	$14,495
Compensation	5,728	4,429
Warranties	24,672	23,062
Insurance	3,481	4,383
Other	4,813	5,463

	$46,665	$51,832

NOTE H–PRODUCT WARRANTIES

The Company generally provides a limited warranty to the owner of snowmobiles for twelve months from the date of consumer registration and for six months from the date of consumer registration on ATVs and ROVs. The Company provides for estimated warranty costs at the time of sale based on historical rates and trends and makes subsequent adjustments to its estimate as actual claims become known or the amounts are determinable, including costs associated with safety recalls, which may occur after the standard warranty period. The following represents changes in the Company’s accrued warranty liability ($ in thousands):

	Six Months Ended September 30,
	2015	2014
Balance at beginning of period	$23,062	$19,357
Warranty provision	6,659	13,815
Warranty claim payments	(5,049)	(5,387)

Balance at end of period	$24,672	$27,785

NOTE I–SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

On August 7, 2014, the Board authorized the repurchase of an additional $25.0 million in shares of common stock, which supplemented the $1.1 million remaining under the program previously approved in May 2013. During the six months ended September 30, 2015 and 2014, the Company invested $0.1 million and $1.0 million, respectively, to repurchase and cancel 4,190 and 26,951 shares of common stock, respectively, pursuant to the Board of Directors’ authorizations. At September 30, 2015, the Company has remaining authorization to repurchase up to approximately $25.9 million in shares of common stock.

Additional Paid-in-Capital

The components of the changes in additional paid-in-capital during the following periods were as follows ($ in thousands):

	Six Months Ended September 30,
	2015	2014
Balance at beginning of period	$1,940	$—
Proceeds from issuance of common stock	497	34
Payment for income taxes on net-settled option exercises	(50)	(1,300)
Tax benefits from stock options exercised	45	739
Tax deficit from stock options exercised	(71)	—
Repurchase of common stock	(120)	(1,007)
Stock-based compensation expense	2,037	2,799

Balance at end of period	$4,278	$1,265

Accumulated Other Comprehensive Loss

The components of the changes in accumulated other comprehensive loss during the following periods were as follows ($ in thousands):

	Six Months Ended September 30,
	2015	2014
Balance at beginning of period	$(7,142)	$(2,110)
Unrealized gain (loss) on derivative instruments, net of tax	(213)	1,104
Foreign currency translation adjustment	1,043	(2,906)

Balance at end of period	$(6,312)	$(3,912)

The unrealized gains (losses) on derivatives instruments in the six months ended September 30, 2015 and 2014 were net of a tax benefit of $0.1 million and tax expense of $0.6 million, respectively.

Retained Earnings

The components of the changes in retained earnings during the following periods were as follows ($ in thousands):

	Six Months Ended September 30,
	2015	2014
Balance at beginning of period	$185,444	$187,024
Net earnings	10,115	18,958
Dividends paid	(3,275)	(3,241)

Balance at end of period	$192,284	$202,741

NOTE J–COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide the Company’s North American dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At September 30, 2015, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $67.7 million. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material. The financing agreements also have loss sharing provisions should any dealer default, whereby the Company shares certain losses with the finance companies. The maximum potential liability to the Company under these provisions was approximately $2.2 million at September 30, 2015.

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

Recurring Fair Value Measurements

As of September 30, 2015, the Company’s Canadian dollar foreign currency contracts fair value was an asset totaling $2.9 million, and the Company did not have any open Japanese yen foreign currency contracts. As of March 31, 2015, the Company’s Canadian foreign currency contract fair value was an asset totaling $3.6 million, and the Company’s Japanese yen foreign currency contract fair value was a liability totaling $0.4 million. The Company utilizes the income approach to measure fair value of foreign currency contracts, which is based on significant other observable inputs. As such, the foreign currency contracts are considered a Level 2 measurement.

Nonrecurring Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to tangible fixed assets, goodwill and other intangible assets, which are generally recorded at fair value as a result of an impairment charge. The Company did not record any significant charges to assets measured at fair value on a nonrecurring basis during the six months ended September 30, 2015 and 2014.

Other Fair Value Disclosures

The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable and accounts payable and approximate fair value due to their short-term nature. At September 30, 2015, the carrying value of the Company’s revolving credit agreement approximates fair value and would be considered a Level 2 measurement.

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

The Company records all foreign currency forward contracts at fair value in our Consolidated Balance Sheets. The forward contracts are designated as, and meet the criteria for, cash flow hedges. The Company evaluates hedge effectiveness prospectively and retrospectively, and we formally document all hedging relationships at inception, as well as the risk management objectives for undertaking the hedge transaction. Our Canadian dollar and Japanese yen forward contracts generally have terms up to 12 months. Gains and losses on forward contracts are recorded in accumulated other comprehensive income (loss), net of tax, and subsequently reclassified into cost of goods sold or operating expenses during the same period in which the hedged transaction affects the Consolidated Statements of Operations. Gains and losses on the derivative representing hedge ineffectiveness, if any, are recognized in the Consolidated Statements of Operations.

The following table presents the notional amounts and gross carrying values of derivative instruments as of September 30, 2015 and March 31, 2015 ($ in thousands):

	September 30, 2015		March 31, 2015
Foreign Currency Contracts	Notional Amount (in US Dollars)	Fair Value Asset (Liability)	Notional Amount (in US Dollars)	Fair Value Asset (Liability)
Canadian Dollar(1)	$67,888	$2,855	$76,328	$3,628
Japanese Yen(1)	—	—	19,046	(434)

(1)	Assets are included in other current assets and liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

The following table presents the effects of derivative instruments on other comprehensive income (OCI) and on our Consolidated Statements of Operations for the six months ended September 30, 2015 and 2014 ($ in thousands):

	September 30, 2015		September 30, 2014
	Pre-Tax Gain (Loss) Recognized in OCI	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)
Canadian Dollar(1)	$4,901	$5,673	$590	$(1,162)
Japanese Yen(1)	(374)	(808)	—	—

(1)	Canadian Dollar contracts are included in general and administrative expenses and Japanese Yen contracts are included in cost of goods sold in the accompanying Consolidated Statements of Operations.

The ineffective portion of foreign currency contracts was not material for the six month periods ended September 30, 2015 and 2014.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net sales
Snowmobiles and ATV/ROV units	$180,676	$227,382	$291,781	$347,360
Parts, garments and accessories	30,481	35,097	53,757	58,758

Total net sales	211,157	262,479	345,538	406,118

Cost of goods sold
Snowmobiles and ATV/ROV units	147,739	185,064	244,696	282,765
Parts, garments and accessories	19,500	22,334	34,362	37,471

Total cost of goods sold	167,239	207,398	279,058	320,236

Gross profit
Snowmobiles and ATV/ROV units	32,937	42,318	47,085	64,595
Parts, garments and accessories	10,981	12,763	19,395	21,287

Total gross profit	$43,918	$55,081	$66,480	$85,882

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net sales by product line
Snowmobiles units	$109,918	$157,791	$168,149	$213,943
ATV/ROV units	70,758	69,591	123,632	133,417
Parts, garments and accessories	30,481	35,097	53,757	58,758

Total net sales	$211,157	$262,479	$345,538	$406,118

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net sales by geography, based on location of the customer
United States	$125,150	$150,538	$212,193	$239,195
Canada	62,683	69,316	97,687	110,761
Europe and other	23,324	42,625	35,658	56,162

Total net sales	$211,157	$262,479	$345,538	$406,118

	September 30, 2015	September 30, 2014
Long-lived assets by geography
United States	$79,173	$57,501
Canada and Europe	223	554

Total long-lived assets	$79,396	$58,055

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

Executive Overview

For the second quarter ended September 30, 2015, we reported net earnings of $11.2 million, or $0.85 per diluted share, on net sales of $211.2 million. In the prior-year period, we reported net earnings of $15.4 million, or $1.18 per diluted share, on net sales of $262.5 million. For the six months ended September 30, 2015, our net earnings were $10.1 million, or $0.77 per diluted share, compared to $19.0 million, or $1.45 per diluted share, in the prior-year period. Year to date, our net sales totaled $345.5 million versus $406.1 million in the first six months of fiscal 2015.

We executed well in the second quarter on our strategies to reposition the business for a return to growth in fiscal 2017 and beyond. However, sales and earnings in the quarter were dampened by a greater-than-anticipated Canadian currency exchange impact and a softer ATV/ROV retail market industry-wide. During the second quarter, we introduced new ATV/ROV products to dealers in August and unveiled exciting product and marketing initiatives, including our exclusive partnership with racer Robby Gordon and his SPEEDTM brand. Under this agreement, we will bring innovative side-by-side and accessory products to market.

Additionally, our effort to right-size our core North America ATV dealer inventory is on track through the first six months of fiscal 2016. The significant reductions we achieved in the first quarter allowed us to introduce new products in the second quarter without increasing overall inventory levels. We remain committed to further reducing non-current inventory to enable a return to wholesale and retail growth of new products next fiscal year. Our key strategies to reinvigorate growth under new management include: dramatically improving Arctic Cat’s dealer network; ramping up end-user focused new products; pursuing OEM partnerships and bolt-on acquisitions; and creating a brand marketing powerhouse.

In this rebuilding year, we are addressing many near-term challenges, and we are making significant progress against our strategic plans. However, due to the intensifying impact of unfavorable foreign currency exchange rates, we are lowering our fiscal 2016 full-year revenue and earnings outlook. For the fiscal year ending March 31, 2016, we now estimate full-year net sales in the range of $665 million to $675 million, with a greater unfavorable foreign currency exchange impact in the range of $27 million to $30 million pre-tax. We now expect fiscal 2016 full-year net earnings to be in the range of $0.05 to $0.15 per diluted share, again reflecting unfavorable foreign currency exchange rates, particularly the Canadian dollar, as approximately 30 percent of Arctic Cat’s annual sales are to Canada. Foreign currency exchange headwinds are estimated to negatively impact gross profit and reduce net earnings in the range of $1.25 to $1.39 per diluted share when compared to fiscal 2015, which will be only partially offset by our hedging strategy.

Previously, we estimated full-year net sales for fiscal 2016 in the range of $690 million to $705 million, with an unfavorable foreign currency exchange impact on sales in the range of $12 million to $15 million. At that time, we expected fiscal 2016 full-year net earnings to be in the range of $0.80 to $0.95 per diluted share, after factoring in negative foreign currency exchange impact on gross profit and reduced net earnings in the range of $0.60 to $0.70 per diluted share.

We are confident in our strategic plans to turn the business around. While we face ongoing challenges over the next few quarters, including continued foreign currency headwinds, we see tremendous opportunities to improve the company’s operations, expand gross margins and enhance financial performance over time

Results of Operations

Product Line Sales

	Three Months Ended September 30,				Six Months Ended September 30,
($ in thousands)	2015	Percent of Net Sales	2014	Percent of Net Sales	2015	Percent of Net Sales	2014	Percent of Net Sales
Snowmobile	$109,918	52.1%	$157,791	60.1%	$168,149	48.6%	$213,943	52.7%
ATV/ROV	70,758	33.5%	69,591	26.5%	123,632	35.8%	133,417	32.8%
PG&A	30,481	14.4%	35,097	13.4%	53,757	15.6%	58,758	14.5%

Net sales	$211,157	100.0%	$262,479	100.0%	$345,538	100.0%	$406,118	100.0%

During the second quarter of fiscal 2016, net sales decreased 19.6% to $211.2 million from $262.5 million in the second quarter of fiscal 2015, driven by lower snowmobile sales and unfavorable foreign currency exchange rates. Snowmobile net sales decreased 30.3% due to lower international sales to Russia, unfavorable foreign currency exchange and lack of snow in key regions last year. ATV/ROV net sales increased 1.7% as increased sales of Wildcat ROVs were mainly offset by unfavorable foreign currency exchange rates. In addition, we continued to curtail wholesale shipments of core ATV models to support our efforts to reduce core ATV inventory at our North America dealers. PG&A net sales decreased 13.2%, which was primarily attributable to unfavorable foreign currency exchange rates and the timing of shipments, partially offset by MotorFist sales. We changed our ATV/ROV PG&A preseason dealer order program at our August 2015 dealer show from one order, which created a single large shipment in the second quarter, to three order and shipment windows. The result of this change lowered PG&A shipments in the fiscal 2016 second quarter versus the prior year, but is expected to more evenly spread out the timing of shipments.

Net sales for the six months ended September 30, 2015 decreased 14.9% to $345.5 million from $406.1 million, largely due to lower sales volume and unfavorable foreign currency exchange rates. Snowmobile net sales decreased 21.4% primarily due to the second quarter fiscal 2016 decrease in international sales and unfavorable foreign currency exchange rates. ATV/ROV net sales decreased 7.3% driven by unfavorable foreign currency exchange rates and a decrease in ATV sales, which were only partially offset by growth in sales of Wildcat ROVs. PG&A net sales decreased 8.5%, primarily due to the decline in second quarter sales volume.

Cost of Goods Sold

	Three Months Ended September 30,				Six Months Ended September 30,
($ in thousands)	2015	Percent of Net Sales	2014	Percent of Net Sales	2015	Percent of Net Sales	2014	Percent of Net Sales
Snowmobile and ATV/ROV units	$147,739	70.0%	$185,064	70.5%	$244,696	70.8%	$282,765	69.6%
PG&A	19,500	9.2%	22,334	8.5%	34,362	9.9%	37,471	9.2%

Total cost of goods sold	$167,239	79.2%	$207,398	79.0%	$279,058	80.7%	$320,236	78.8%

During the second quarter of fiscal 2016, cost of goods sold decreased 19.4% to $167.2 million from $207.4 million for the second quarter of fiscal 2015. During the six months ended September 30, 2015, cost of goods sold decreased 12.9% to $279.1 million from $320.2 million for the six months ended September 30, 2014. The overall decrease in net sales drove the decreases in costs of goods sold in snowmobile and ATV/ROV units in both periods, which was partially offset by the favorable impact of lapping the $5.3 million second quarter fiscal 2015 ATV warranty recall.

Gross Profit

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2015	2014	Change 2015 vs. 2014	2015	2014	Change 2015 vs. 2014
Gross profit dollars	$43,918	$55,081	(20.3)%	$66,480	$85,882	(22.6)%
Percentage of net sales	20.8%	21.0%	(0.2)%	19.2%	21.1%	(1.9)%

Gross profit decreased 20.3% to $43.9 million in the second quarter of fiscal 2016 from $55.1 million in the second quarter of fiscal 2015. The gross profit as percentage of net sales for the second quarter of fiscal 2016 decreased to 20.8% versus 21.0% in fiscal 2015. Gross profit was negatively impacted by lower sales volume, due to lower snowmobiles sales and a decrease in ATV sales as we worked to right-size our core ATV inventory. Also affecting gross profit was unfavorable foreign currency exchange rates, which we estimate reduced gross profit in the second quarter of fiscal 2016 by $14.1 million. While we had expected foreign currency exchange rates to moderate through the remainder of fiscal 2016, we are now anticipating stronger foreign currency headwinds. These negative impacts were partially offset by the absence of the second quarter fiscal 2015 product warranty recall, which did not recur in fiscal 2016.

Gross profit decreased 22.6% to $66.5 million from $85.9 million for the six months ended September 30, 2015 and 2014, respectively. The gross profit percentage of net sales for the six months ended September 30, 2015 decreased to 19.2% versus 21.1% in fiscal 2015. Gross profit was negatively impacted by lower sales volume and unfavorable foreign currency exchange rates. We estimate the unfavorable foreign currency exchange rates reduced gross profit in first six months ended September 30, 2016 by $20.6 million. These negative impacts were partially offset by the absence of the second quarter fiscal 2015 product warranty recall, which did not recur in fiscal 2016.

Operating Expenses

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2015	2014	Change 2015 vs. 2014	2015	2014	Change 2015 vs. 2014
Selling and marketing	$11,842	$12,074	(1.9)%	$20,797	$19,055	9.1%
Research and development	6,222	6,621	(6.0)%	12,225	11,967	2.2%
General and administrative	7,202	12,325	(41.6)%	16,353	25,229	(35.2)%

Total operating expenses	$25,266	$31,020	(18.5)%	$49,375	$56,251	(12.2)%

Percentage of net sales	12.0%	11.8%		14.3%	13.9%

Operating expenses decreased 18.5% in the second quarter of fiscal 2016 compared to the prior-year quarter primarily due to the 41.6% decrease in general and administrative expenses. The decrease in general and administrative expenses was driven by gains from our foreign currency hedging, as well as a decrease in legal expenses.

Operating expenses decreased 12.2% for the six months ended September 30, 2015 compared to the prior-year primarily due to the 35.2% decrease in general and administrative expenses. The decrease in general and administrative expenses was due to gains from our foreign currency hedging, a decrease in legal expenses and the absence of $1.5 million of executive transition costs incurred in the first six months of fiscal 2015. The decrease in general and administrative expenses was partially offset by an increase in selling and marketing expenses.

Effective Tax Rate

The second quarter fiscal 2016 effective tax rate (ETR) was 38.9% compared to 35.5% in the prior-year period. For the six months ended September 30, 2015, the ETR was 39.1% compared to 35.5% in the prior year. The increase in the ETR was primarily due to lower forecast pre-tax earnings in fiscal 2016, as the rate impact of non-deductible expenses and other discrete items have a greater impact on the ETR when pre-tax earnings are lower.

Other Income (Expense)

We recognized an immaterial amount of interest income in the second quarter and first six months of fiscal 2016, which was consistent with the comparable periods in fiscal 2015. Interest expense increased to $0.4 million and $0.5 million in the second quarter and first six months of fiscal 2016, respectively, compared to $0.2 million in the comparable prior-year periods. The increase in interest expense in both periods was due to our borrowings under our line of credit being outstanding for a longer period of time during fiscal 2016.

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

Accounts receivable decreased to $68.2 million at September 30, 2015 from $104.7 million at September 30, 2014, primarily due to timing of product shipments and lower net sales. The accounts receivable balance at March 31, 2015 was $25.1 million. Inventory remained relatively flat at $171.3 million at September 30, 2015 from $170.1 million at September 30, 2014. The slight increase in the year-over-year inventory balance was largely due to increased PG&A inventory due to our acquisition of MotorFist in March 2015 and the decrease in net sales, partially offset by lower finished goods inventory as we continue to be on track to achieve our inventory reduction targets by the end of fiscal 2016. Inventory was $152.4 million at March 31, 2015. The increase in our inventory balances as of September 30, 2015 compared to March 31, 2015 was due primarily to the seasonality of our snowmobile, ATV and PG&A businesses. Capital expenditures totaled $19.3 million at September 30, 2015 compared to $9.3 million at September 30, 2014, as we invested in modernizing our manufacturing process and increased our investment in tooling for key new product introductions. During the six months ended September 30, 2015, we repurchased $0.1 million of our common stock under the share repurchase programs previously approved by the Board of Directors in August 2014 and May 2013. Cash, cash equivalents and short-term investments were $10.7 million and $24.0 million at September 30, 2015 and 2014, respectively, and $41.3 million at March 31, 2015. Cash, cash equivalents and short-term investments decreased from March 31, 2015, due to the seasonality of our business and investments in property and equipment. Our investment objectives are first, safety of principal, and second, rate of return. We had $15.8 million of long-term bank borrowings outstanding at September 30, 2015 and no borrowings were outstanding at September 30, 2014 and March 31, 2015.

We believe current available cash and cash generated from operations together with working capital financing through our available line of credit will provide sufficient funds to finance operations on a short- and long-term basis and for at least the next 12 months.

Line of Credit

We have a $100.0 million line of credit pursuant to a senior secured revolving credit agreement, which is scheduled to expire in November 2017, for documentary and stand-by letters of credit, working capital needs and general corporate purposes. Under the agreement, we may borrow up to $100.0 million during May through November and up to $50.0 million during all other months of the year. We had $15.8 million of outstanding borrowings under the line of credit as of September 30, 2015. We were in compliance with the terms of the credit agreement as of September 30, 2015. See Note F of the notes to consolidated financial statements herein for further discussion.

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

Certain Information Concerning Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

See our most recent Annual Report on Form 10-K for the year ended March 31, 2015 for a discussion of our critical accounting policies.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Quarterly Report on Form 10-Q, and future filings with the Securities and Exchange Commission, our press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements, including statements related to our fiscal 2016 outlook, business strategy and product development. In particular, these include, among others, statements relating to our anticipated capital expenditures, research and development expenditures, product introductions, legal proceedings, our expectations regarding financing arrangements, inventory levels and strategy, industry wholesale and retail sales and demand expectations, dividends and share repurchases, the effect of foreign currency exchange rates, and the sufficiency of funds to finance our operations and capital expenditures Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors including, but not limited to the following: product mix and volume; competitive pressure on sales, pricing and sales incentives; increases in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines; interruption of dealer floorplan financing; warranty expenses and product recalls; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of reserves or insured amounts; environmental and product safety regulatory activity; effects of the weather; general economic conditions and political changes; interest rate changes; consumer demand and confidence; and those factors set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015, under heading “Item 1A. Risk Factors.” We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks have not changed significantly since March 31, 2015. As of September 30, 2015, we have notional Canadian dollar (“CAD”) denominated cash flow hedges of approximately $67.9 million U.S. dollar (“USD”) with a weighted average contract exchange rate of 1.2815 CAD to USD. The fair values of the CAD contracts at September 30, 2015 represent an unrealized gain of $2.9 million. A ten percent fluctuation in the currency rates as of September 30, 2015 would have resulted in a change in the fair value of the Canadian dollar hedge contracts of approximately $6.8 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

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

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Company Equity Securities

On August 7, 2014, the Board authorized the repurchase of an additional $25.0 million in shares of common stock, which supplemented the $1.1 million remaining under the program previously approved in May 2013. The share repurchase program does not have an expiration date. The following table presents the total number of shares repurchased during the second quarter of fiscal 2016 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program as of the end of the second quarter of fiscal 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2015 – July 31, 2015	4,190	$28.61	$25,921,057
August 1, 2015 – August 31, 2015	—	—	25,921,057
September 1, 2015 – September 30, 2015	—	—	25,921,057

Total	4,190	$28.61	$25,921,057

(1)	All shares purchased were under the share repurchase program.

We have historically purchased our common stock primarily to offset the dilution created by employee stock option exercises and because the Board of Directors believes investment in our common stock is a good use of our excess cash.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company	(1)

3.2	Amended and Restated By-Laws of the Company	(2)

4.1	Form of specimen common stock certificate	(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(4)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.	(4)

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and the Company’s Current Report on Form 8-K filed August 11, 2014.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 16, 2013 and the Company’s Current Report on Form 8-K filed August 12, 2015.
(3)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement. (File Number 33-34984)
(4)	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date:	November 6, 2015	By	/s/ Christopher T. Metz
Christopher T. Metz
President and Chief Executive Officer

Date:	November 6, 2015	By	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy
Chief Financial Officer