Form 10-Q
period 2015-12-31
ARCTIC CAT INC
filed 2016-02-05
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2015

or

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

At January 29, 2016, the registrant had 13,024,566 shares of Common Stock outstanding.

ARCTIC CAT INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Arctic Cat Inc.

Consolidated Balance Sheets

($ in thousands, except per share amounts)

(Unaudited)

	December 31, 2015	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$10,977	$40,253
Short-term investments	—	1,009
Accounts receivable, less allowances	44,265	25,067
Inventories	146,538	152,443
Prepaid expenses	4,814	5,363
Income taxes receivable	1,862	5,151
Deferred income taxes	15,837	14,485
Other current assets	3,456	3,628

Total current assets	227,749	247,399

Property and equipment
Machinery, equipment and tooling	216,809	194,074
Land, buildings and improvements	33,173	30,004

	249,982	224,078
Less accumulated depreciation	173,947	161,210

	76,035	62,868
Goodwill, intangibles and other assets	6,373	6,579

	$310,157	$316,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$56,038	$70,257
Accrued expenses	46,558	51,832

Total current liabilities	102,596	122,089
Deferred income taxes	12,347	11,151
Other liabilities	8,185	3,234
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 37,440,000 shares authorized; shares issued and outstanding: 13,024,077 at December 31, 2015 and 12,949,702 at March 31, 2015	130	130
Additional paid-in-capital	5,297	1,940
Accumulated other comprehensive loss	(6,645)	(7,142)
Retained earnings	188,247	185,444

Total shareholders’ equity	187,029	180,372

	$310,157	$316,846

The accompanying notes are an integral part of these consolidated statements.

Arctic Cat Inc.

Consolidated Statements of Operations

($ in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net sales
Snowmobile and ATV/ROV units	$143,135	$165,453	$434,916	$512,813
Parts, garments and accessories	22,865	28,282	76,622	87,040

Total net sales	166,000	193,735	511,538	599,853
Cost of Goods Sold
Snowmobile and ATV/ROV units	125,703	140,158	370,399	422,923
Parts, garments and accessories	16,047	18,664	50,409	56,135

Total cost of goods sold	141,750	158,822	420,808	479,058

Gross profit	24,250	34,913	90,730	120,795
Operating expenses
Selling and marketing	12,223	11,757	33,020	30,812
Research and development	7,236	6,496	19,461	18,463
General and administrative	10,607	10,797	26,960	36,026

Total operating expenses	30,066	29,050	79,441	85,301

Operating profit (loss)	(5,816)	5,863	11,289	35,494
Other income (expense)
Interest income	1	8	13	18
Interest expense	(192)	(97)	(700)	(346)

Total other expense	(191)	(89)	(687)	(328)

Earnings (loss) before income taxes	(6,007)	5,774	10,602	35,166
Income tax expense (benefit)	(3,610)	(1,713)	2,884	8,721

Net earnings (loss)	$(2,397)	$7,487	$7,718	$26,445

Net earnings (loss) per share
Basic	$(0.18)	$0.58	$0.59	$2.05

Diluted	$(0.18)	$0.57	$0.59	$2.02

Weighted average shares outstanding (in thousands)
Basic	13,006	12,941	12,983	12,920

Diluted	13,006	13,062	13,147	13,072

The accompanying notes are an integral part of these consolidated statements.

Arctic Cat Inc.

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net earnings (loss)	$(2,397)	$7,487	$7,718	$26,445
Other comprehensive income (loss):
Foreign currency translation adjustments	(711)	(1,109)	332	(4,016)
Unrealized gain on derivative instruments, net of tax	378	700	165	1,804

Comprehensive income (loss)	$(2,730)	$7,078	$8,215	$24,233

The accompanying notes are an integral part of these consolidated statements.

Arctic Cat Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$7,718	$26,445
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	14,326	12,241
Deferred income taxes	(460)	(5,000)
Stock-based compensation expense	3,267	3,341
Loss on disposal of fixed assets	—	51
Changes in operating assets and liabilities:
Trading securities	1,009	50,000
Accounts receivable	(19,034)	(16,086)
Inventories	6,064	(5,860)
Accounts payable	(17,514)	(24,028)
Accrued expenses	(5,303)	3,925
Income taxes	3,214	10,915
Prepaid expenses and other	5,888	1,522

Net cash provided by (used in) operating activities	(825)	57,466

Cash flows from investing activities:
Purchases of property and equipment	(27,231)	(14,847)
Other	(11)	—

Net cash used in investing activities	(27,242)	(14,847)

Cash flows from financing activities:
Proceeds from long-term borrowings	226,733	221,322
Payments on long-term borrowings	(226,733)	(221,322)
Checks written in excess of bank balances	2,472	—
Proceeds from issuance of common stock	582	34
Payments for income taxes on net-settled option exercises	(230)	(1,335)
Tax benefit from stock options exercises	66	752
Dividends paid	(4,915)	(4,865)
Repurchase of common stock	(120)	(1,007)

Net cash used in financing activities	(2,145)	(6,421)
Effect of exchange rate changes on cash and cash equivalents	936	(1,238)

Net increase (decrease) in cash and cash equivalents	(29,276)	34,960
Cash and cash equivalents at beginning of period	40,253	22,524

Cash and cash equivalents at end of period	$10,977	$57,484

Supplemental disclosure of cash payments for:
Income taxes	$145	$2,616

Interest	$700	$344

The accompanying notes are an integral part of these consolidated statements.

Arctic Cat Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE A–BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Arctic Cat Inc. (the “Company”) have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of December 31, 2015 and results of operations and cash flows for the three-month and nine-month periods ended December 31, 2015 and 2014. Results of operations for the interim periods are not necessarily indicative of results for the full year due to the seasonality of snowmobiles, all-terrain vehicles (“ATVs”) and recreational off-highway vehicles (“ROVs”) and related parts, garments and accessories (“PG&A”). The consolidated balance sheet as of March 31, 2015 is derived from the audited balance sheet as of that date.

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

In preparing the accompanying consolidated financial statements, the Company evaluated the period from January 1, 2016, through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes, which provides guidance for the presentation of deferred tax assets and liabilities within the statement of financial position. The ASU requires companies to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. The ASU simplifies the current guidance, which requires entities to separate deferred income tax assets and liabilities into current and noncurrent amounts in a classified statement of financial position. The ASU is effective prospectively or retrospectively for annual periods beginning after December 15, 2016, and interim periods therein, with early adoption permitted. The adoption of the ASU will change the classification of deferred income taxes in the Company’s Consolidated Balance Sheets; however, the Company does not expect the adoption of the ASU to have a material impact on its results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, Inventory, which provides guidance for the measurement of inventory. The ASU requires entities to measure most inventory at the lower of cost and net realizable value. The ASU simplifies the current guidance, which requires entities to measure inventory at the lower of cost or market (with market defined as one of three different measures). The ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated results.

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

NOTE B–STOCK-BASED COMPENSATION

For the three months ended December 31, 2015 and 2014, the Company recorded stock-based compensation expense of $1.2 million and $0.5 million, respectively, and for the nine months ended December 31, 2015 and 2014, the Company recorded $3.3 million and $3.3 million, respectively, which has been included in general and administrative expenses. At December 31, 2015, the Company had $7.5 million of unrecognized compensation expense related to non-vested stock options and restricted stock awards that are expected to be recognized over a weighted average period of approximately two years.

The following tables summarize the stock option transactions and restricted share and restricted stock unit award activity during the nine months ended December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value ($ in thousands)
Outstanding at March 31, 2015	604,218	$29.39
Granted	108,237	31.22
Exercised	(37,442)	15.52

Outstanding at December 31, 2015	675,013	$30.45	7.72 years	$391

Exercisable at December 31, 2015	346,313	$26.53	6.53 years	$391

The aggregate intrinsic value is based on the difference between the exercise price and the Company’s December 31, 2015 common share market value for in-the-money options.

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 31, 2015	22,500	$40.12
Granted	18,400	21.76
Vested	(7,300)	53.80
Forfeited	(1,200)	26.64

Non-vested shares at December 31, 2015	32,400	$27.11

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 31, 2015	116,439	$35.67
Granted	25,821	32.63
Vested	(35,414)	36.05
Forfeited	(267)	43.79

Non-vested shares at December 31, 2015	106,579	$34.79

NOTE C–NET EARNINGS (LOSS) PER SHARE

The Company’s basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company’s diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options and restricted stock units, when dilutive. Options to purchase 505,925 and 131,738 shares of common stock with weighted average exercise prices of $36.38 and $44.42 were outstanding during the three-month periods ended December 31, 2015 and 2014, respectively, and options to purchase 392,513 and 154,725 shares of common stock with weighted average exercise prices of $37.39 and $44.38 were outstanding during the nine-month periods ended December 31, 2015 and 2014, respectively, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consist of the following for the three and nine months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Weighted average number of common shares outstanding – basic	13,006	12,941	12,983	12,920
Dilutive effect of stock options and restricted stock units	—	121	164	152

Weighted average number of common shares outstanding – diluted	13,006	13,062	13,147	13,072

NOTE D–INVENTORIES

Inventories consist of the following ($ in thousands):

	December 31, 2015	March 31, 2015
Raw materials and sub-assemblies	$38,836	$41,045
Finished goods	66,666	77,763
Parts, garments and accessories	41,036	33,635

	$146,538	$152,443

NOTE E–GOODWILL AND OTHER INTANGIBLE ASSETS

The following provides the gross carrying amount of goodwill and indefinite-lived intangible assets at December 31, 2015 and March 31, 2015 ($ in thousands):

	December 31, 2015	March 31, 2015
	Gross Carrying Amount	Gross Carrying Amount
Goodwill	$3,342	$3,342
Indefinite-lived intangible assets	$253	$253

There was no cumulative impairment related to goodwill or indefinite-lived intangibles assets at December 31, 2015 or March 31, 2015.

The gross carrying amount and accumulated amortization of definite-lived intangible assets was as follows at December 31, 2015 and March 31, 2015 ($ in thousands):

	December 31, 2015		March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets	$3,249	$956	$3,215	$667

Amortization expense was $0.3 million in the nine months ended December 31, 2015. Amortization expense is expected to be approximately $0.1 million in the remainder of fiscal 2016 and approximately $0.4 million in each of fiscal 2017, 2018, 2019 and 2020.

NOTE F–LINE OF CREDIT

The Company has a $100.0 million line of credit pursuant to a senior secured revolving credit agreement, which is scheduled to expire in November 2017. Under the agreement, the Company may borrow up to $100.0 million during May through November and up to $50.0 million during all other months of the fiscal year. Borrowings under the line of credit bear interest at the greater of the following rates: the prime rate plus 0.75%, the federal funds rate plus 0.50% or LIBOR for a 30 day interest period plus 1.00%. As of December 31, 2015, the effective rate was 4.00%. All borrowings are collateralized by substantially all of the Company’s assets, including all real estate, accounts receivable and inventory. The Company did not have outstanding borrowings under the line of credit at December 31, 2015 and March 31, 2015. The outstanding letters of credit balances were $3.8 million and $3.6 million at December 31, 2015 and 2014, respectively. Borrowings under the line of credit are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with the terms of the credit agreement as of December 31, 2015. Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

NOTE G–ACCRUED EXPENSES

Accrued expenses consist of the following ($ in thousands):

	December 31, 2015	March 31, 2015
Marketing	$5,221	$14,495
Compensation	6,037	4,429
Warranties	25,524	23,062
Insurance	3,708	4,383
Other	6,068	5,463

	$46,558	$51,832

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

	Nine Months Ended December 31,
	2015	2014
Balance at beginning of period	$23,062	$19,357
Warranty provision	10,059	19,409
Warranty claim payments	(7,597)	(10,972)

Balance at end of period	$25,524	$27,794

NOTE I–SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

On August 7, 2014, the Board authorized the repurchase of an additional $25.0 million in shares of common stock, which supplemented the $1.1 million remaining under the program previously approved in May 2013. During the nine months ended December 31, 2015 and 2014, the Company paid $0.1 million and $1.0 million, respectively, to repurchase and cancel 4,190 and 26,951 shares of common stock, respectively, pursuant to the Board of Directors’ authorizations. At December 31, 2015, the Company has remaining authorization to repurchase up to approximately $25.9 million in shares of common stock.

Additional Paid-in-Capital

The components of the changes in additional paid-in-capital during the following periods were as follows ($ in thousands):

	Nine Months Ended December 31,
	2015	2014
Balance at beginning of period	$1,940	$—
Proceeds from issuance of common stock	582	34
Payment for income taxes on net-settled option exercises	(230)	(1,335)
Tax benefits from stock options exercised	66	752
Tax deficit from stock options exercised	(208)	—
Repurchase of common stock	(120)	(1,007)
Stock-based compensation expense	3,267	3,341

Balance at end of period	$5,297	$1,785

Accumulated Other Comprehensive Loss

The components of the changes in accumulated other comprehensive loss during the following periods were as follows ($ in thousands):

	Nine Months Ended December 31,
	2015	2014
Balance at beginning of period	$(7,142)	$(2,110)
Unrealized gain on derivative instruments, net of tax	165	1,804
Foreign currency translation adjustment	332	(4,016)

Balance at end of period	$(6,645)	$(4,322)

The unrealized gains on derivatives instruments in the nine months ended December 31, 2015 and 2014 were net of tax expense of $0.1 million and $1.1 million, respectively.

Retained Earnings

The components of the changes in retained earnings during the following periods were as follows ($ in thousands):

	Nine Months Ended December 31,
	2015	2014
Balance at beginning of period	$185,444	$187,024
Net earnings	7,718	26,445
Dividends paid	(4,915)	(4,865)

Balance at end of period	$188,247	$208,604

NOTE J–COMMITMENTS AND CONTINGENCIES

Dealer Financing

Finance companies provide the Company’s North American dealers with floorplan financing. The Company has agreements with these finance companies to repurchase certain repossessed products sold to its dealers. At December 31, 2015, the Company was contingently liable under these agreements for a maximum repurchase amount of approximately $67.3 million. The Company’s financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material. The financing agreements also have loss sharing provisions should any dealer default, whereby the Company shares certain losses with the finance companies. The maximum potential liability to the Company under these provisions was approximately $2.2 million at December 31, 2015.

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

NOTE K–FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy has been established, which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

Recurring Fair Value Measurements

As of December 31, 2015, the Company’s Canadian dollar foreign currency contracts fair value was an asset totaling $3.4 million, and the Company did not have any open Japanese yen foreign currency contracts. As of March 31, 2015, the Company’s Canadian foreign currency contract fair value was an asset totaling $3.6 million, and the Company’s Japanese yen foreign currency contract fair value was a liability totaling $0.4 million. The Company utilizes the income approach to measure fair value of foreign currency contracts, which is based on significant other observable inputs. As such, the foreign currency contracts are considered a Level 2 measurement.

Nonrecurring Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to tangible fixed assets, goodwill and other intangible assets, which are generally recorded at fair value as a result of an impairment charge. The Company did not record any significant charges to assets measured at fair value on a nonrecurring basis during the nine months ended December 31, 2015 and 2014.

Other Fair Value Disclosures

The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable and accounts payable and approximate fair value due to their short-term nature. At December 31, 2015, the carrying value of the Company’s revolving credit agreement approximates fair value and would be considered a Level 2 measurement.

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

The following table presents the notional amounts and gross carrying values of derivative instruments as of December 31, 2015 and March 31, 2015 ($ in thousands):

	December 31, 2015		March 31, 2015
Foreign Currency Contracts	Notional Amount (in US Dollars)	Fair Value Asset (Liability)	Notional Amount (in US Dollars)	Fair Value Asset (Liability)
Canadian Dollar(1)	$71,837	$3,456	$76,328	$3,628
Japanese Yen(1)	—	—	19,046	(434)

(1)	Assets are included in other current assets and liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

The following table presents the effects of derivative instruments on other comprehensive income (OCI) and on our Consolidated Statements of Operations for the nine months ended December 31, 2015 and 2014 ($ in thousands):

	December 31, 2015		December 31, 2014
	Pre-Tax Gain (Loss) Recognized in OCI	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)
Canadian Dollar(1)	$7,402	$7,575	$2,692	$(171)
Japanese Yen(1)	(374)	(808)	—	—

(1)	Canadian Dollar contracts are included in general and administrative expenses and Japanese Yen contracts are included in cost of goods sold in the accompanying Consolidated Statements of Operations.

The ineffective portion of foreign currency contracts was not material for the nine month periods ended December 31, 2015 and 2014.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net sales
Snowmobile and ATV/ROV units	$143,135	$165,453	$434,916	$512,813
Parts, garments and accessories	22,865	28,282	76,622	87,040

Total net sales	166,000	193,735	511,538	599,853
Cost of goods sold
Snowmobile and ATV/ROV units	125,703	140,158	370,399	422,923
Parts, garments and accessories	16,047	18,664	50,409	56,135

Total cost of goods sold	141,750	158,822	420,808	479,058
Gross profit
Snowmobile and ATV/ROV units	17,432	25,295	64,517	89,890
Parts, garments and accessories	6,818	9,618	26,213	30,905

Total gross profit	$24,250	$34,913	$90,730	$120,795

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net sales by product line
Snowmobile units	$83,113	$81,523	$251,262	$295,466
ATV/ROV units	60,022	83,930	183,654	217,347
Parts, garments and accessories	22,865	28,282	76,622	87,040

Total net sales	$166,000	$193,735	$511,538	$599,853

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net sales by geography, based on the location of the customer
United States	$105,720	$122,412	$317,913	$361,607
Canada	45,355	56,104	143,042	166,865
Europe and other	14,925	15,219	50,583	71,381

Total net sales	$166,000	$193,735	$511,538	$599,853

	December 31, 2015	December 31, 2014
Long-lived assets by geography
United States	$82,238	$58,964
Canada and Europe	170	466

Total long-lived assets	$82,408	$59,430

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

Executive Overview

For the third quarter ended December 31, 2015, we reported a net loss of $2.4 million, or $0.18 per share, on net sales of $166.0 million. In the prior-year period, we reported net earnings of $7.5 million, or $0.57 per diluted share, on net sales of $193.7 million. For the nine months ended December 31, 2015, our net earnings were $7.7 million, or $0.59 per diluted share, compared to $26.4 million, or $2.02 per diluted share, in the prior-year period. Our net sales totaled $511.5 million in the first nine months of fiscal 2016 versus $599.9 million in the first nine months of fiscal 2015.

Despite a very challenging marketplace and difficult third-quarter comparison, we made continued progress and again executed well on our strategies to reposition the business for a return to growth in fiscal 2017 and beyond. Contributing to the lower year-over-year fiscal 2016 third-quarter results was the timing of shipments, as we lapped the introduction of several new ATV products and pipeline fill of the Wildcat™ Sport and Wildcat™ Trail ROV models that shipped in the third quarter of fiscal 2015. This fiscal year, our new mid-year ATV/ROV model shipments will occur in our fiscal 2016 fourth quarter. In total, we expect sales for the second half of fiscal 2016 to be up year over year.

Among the fiscal 2016 third-quarter highlights, we began to strengthen our dealer network and activate sales through important marketing sponsorships with our new event marketing team, resulting in positive retail growth. We maintained tight inventory control to allow a return to greater wholesale and retail growth of new products next fiscal year. In addition, we generated $27 million of operating cash flow that enabled us to strengthen our balance sheet and eliminate long-term debt, as planned.

Our key strategies to reinvigorate growth include: dramatically improving Arctic Cat’s dealer network; ramping up end-user focused new products; pursuing OEM partnerships and bolt-on acquisitions; and creating a brand marketing powerhouse.

We are lowering our outlook for the remainder of the fiscal year, chiefly due to the intensifying impact of unfavorable foreign currency exchange rates, a softening ATV/ROV retail market industry-wide and the lack of early-season snowfall on snow-related product sales. Still, we expect that fiscal 2016 fourth-quarter sales will increase approximately 40% compared to the prior fiscal year’s fourth quarter, and we anticipate cutting our fourth-quarter net loss almost in half compared to the prior-year period. In fiscal 2017, we expect to begin accelerating our sales and earnings power. We remain committed to achieving our stated goal of reaching $1 billion in sales by the end of fiscal 2020.

We recognize the significant challenges in front of us with a softening powersports marketplace, a stronger U.S. dollar, and lack of early season snowfall. However, our key strategies of improving and expanding our dealer network, developing revenue and margin expansion from new products, and creating a marketing powerhouse remain intact. We have made progress in each of these three areas and expect to build continued momentum going forward. We are pleased that our dealer inventory remains significantly lower, our core ATV retails grew in calendar year 2015, and exciting new Arctic Cat products are on track to be launched over the next 12 months. We expect new products will begin to contribute meaningfully in the fiscal 2016 fourth quarter. We will continue to balance the investments needed for revenue and margin growth with a keen focus on continuously improving our efficiency in a difficult macroeconomic environment.

For the fiscal year ending March 31, 2016, we now estimate full-year net sales in the range of $645 million to $655 million, with a greater unfavorable foreign currency exchange impact in the range of $32 million to $35 million. We now expect fiscal 2016 full-year net loss to be in the range of $0.25 to $0.30 per share, reflecting a worsening of unfavorable foreign currency exchange rates, particularly the Canadian dollar as approximately 30% of our annual sales are to Canada. Foreign currency exchange headwinds are estimated to negatively impact gross profit and reduce net earnings in the range of $1.48 to $1.62 per share when compared to fiscal 2015, which will be only partially offset by our hedging strategy.

Previously, we estimated full-year net sales for fiscal 2016 in the range of $665 million to $675 million, with an unfavorable foreign currency exchange impact on sales in the range of $27 million to $30 million. At that time, we expected fiscal 2016 full-year net earnings to be in the range of $0.05 to $0.15 per diluted share, after factoring in negative foreign currency exchange impact on gross profit and reduced net earnings in the range of $1.25 to $1.39 per diluted share.

We are confident that we are on the right path to improve our operations, expand gross margins and enhance financial performance over time. We remain excited about Arctic Cat’s long-term future.

Results of Operations

Product Line Sales

	Three Months Ended December 31,				Nine Months Ended December 31,
($ in thousands)	2015	Percent of Net Sales	2014	Percent of Net Sales	2015	Percent of Net Sales	2014	Percent of Net Sales
Snowmobile	$83,113	50.1%	$81,523	42.1%	$251,262	49.1%	$295,466	49.3%
ATV/ROV	60,022	36.1%	83,930	43.3%	183,654	35.9%	217,347	36.2%
PG&A	22,865	13.8%	28,282	14.6%	76,622	15.0%	87,040	14.5%

Net sales	$166,000	100.0%	$193,735	100.0%	$511,538	100.0%	$599,853	100.0%

During the third quarter of fiscal 2016, net sales decreased 14.3% to $166.0 million from $193.7 million in the third quarter of fiscal 2015, driven by lower ATV/ROV sales and unfavorable foreign currency exchange rates. Snowmobile net sales increased 2.0% despite low snowfall in key regions due to a favorable product mix, partially offset by unfavorable foreign currency exchange rates. ATV/ROV net sales decreased 28.5% due to unfavorable foreign currency exchange rates and a decrease in volume due to the timing of shipments year over year. In addition, we continued to curtail wholesale shipments of core ATV models to support our efforts to reduce core ATV inventory at our North America dealers. PG&A net sales decreased 19.2%, which was primarily attributable to lower sales of snow-related items stemming from low snowfall in key regions during the early winter season and unfavorable foreign currency exchange rates, partially offset by Motorfist sales.

Net sales for the nine months ended December 31, 2015 decreased 14.7% to $511.5 million from $599.9 million, largely due to lower sales volume and unfavorable foreign currency exchange rates. Snowmobile net sales decreased 15.0% primarily due to the decrease in international sales to Russia and unfavorable foreign currency exchange rates. ATV/ROV net sales decreased 15.5% driven by lower volume due to the timing of shipments in the third quarter of fiscal 2016 and our efforts to curtail shipments of core ATVs, as well as unfavorable foreign currency exchange rates. PG&A net sales decreased 12.0%, primarily due to the decline in sales volume driven by the low snowfall in key regions and unfavorable foreign currency exchange rates, partially offset by Motorfist sales.

Cost of Goods Sold

	Three Months Ended December 31,				Nine Months Ended December 31,
($ in thousands)	2015	Percent of Net Sales	2014	Percent of Net Sales	2015	Percent of Net Sales	2014	Percent of Net Sales
Snowmobile and ATV/ROV units	$125,703	75.7%	$140,158	72.3%	$370,399	72.4%	$422,923	70.5%
PG&A	16,047	9.7%	18,664	9.7%	50,409	9.9%	56,135	9.4%

Total cost of goods sold	$141,750	85.4%	$158,822	82.0%	$420,808	82.3%	$479,058	79.9%

During the third quarter of fiscal 2016, cost of goods sold decreased 10.7% to $141.7 million from $158.8 million for the third quarter of fiscal 2015. During the nine months ended December 31, 2015, cost of goods sold decreased 12.2% to $420.8 million from $479.1 million for the nine months ended December 31, 2014. The overall decrease in net sales drove the decreases in costs of goods sold in in both periods. The decrease in cost of goods sold for the first nine months of fiscal 2016 as compared to the prior year was partially offset by the impact of lapping the $5.3 million second quarter fiscal 2015 ATV warranty recall.

Gross Profit

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2015	2014	Change 2015 vs. 2014	2015	2014	Change 2015 vs. 2014
Gross profit dollars	$24,250	$34,913	(30.5)%	$90,730	$120,795	(24.9)%
Percentage of net sales	14.6%	18.0%	(3.4)%	17.7%	20.1%	(2.4)%

Gross profit decreased 30.5% to $24.3 million in the third quarter of fiscal 2016 from $34.9 million in the third quarter of fiscal 2015. The gross profit as a percentage of net sales for the third quarter of fiscal 2016 decreased to 14.6% versus 18.0% in fiscal 2015. Gross profit was negatively impacted by unfavorable foreign currency exchange rates, which we estimate reduced gross profit in the third quarter of fiscal 2016 by $8.2 million, as well as lower sales volume.

Gross profit decreased 24.9% to $90.7 million from $120.8 million for the nine months ended December 31, 2015 and 2014, respectively. The gross profit percentage of net sales for the nine months ended December 31, 2015 decreased to 17.7% versus 20.1% in fiscal 2015. Gross profit was negatively impacted by lower sales volume and unfavorable foreign currency exchange rates. We estimate the unfavorable foreign currency exchange rates reduced gross profit in first nine months ended December 31, 2015 by $26.9 million. These negative impacts were partially offset by the absence of the $5.3 million second quarter fiscal 2015 product warranty recall, which did not recur in fiscal 2016.

Operating Expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2015	2014	Change 2015 vs. 2014	2015	2014	Change 2015 vs. 2014
Selling and marketing	$12,223	$11,757	4.0%	$33,020	$30,812	7.2%
Research and development	7,236	6,496	11.4%	19,461	18,463	5.4%
General and administrative	10,607	10,797	(1.8)%	26,960	36,026	(25.2)%

Total operating expenses	$30,066	$29,050	3.5%	$79,441	$85,301	(6.9)%

Percentage of net sales	18.1%	15.0%		15.5%	14.2%

Operating expenses increased 3.5% in the third quarter of fiscal 2016 compared to the prior-year quarter primarily due to the 11.4% increase in research and development expenses. The increase in research and development expenses was driven by increased employee benefit costs. General and administrative expenses decreased slightly as lower legal expenses and gains from foreign currency hedging were only partially offset by Motorfist expenses.

Operating expenses decreased 6.9% for the nine months ended December 31, 2015 compared to the prior-year primarily due to the 25.2% decrease in general and administrative expenses. The decrease in general and administrative expenses was due to gains from our foreign currency hedging, a decrease in legal expenses and the absence of $1.5 million of executive transition costs incurred in the first nine months of fiscal 2015. The decrease in general and administrative expenses was partially offset by an increase in research and development expenses due to investments in strategies to reinvigorate our growth and an increase in employee benefit costs. In addition, we experienced an increase in selling and marketing expenses.

Effective Tax Rate

The third quarter fiscal 2016 effective tax rate (ETR) was 60.1% compared to 29.7% in the prior-year period. For the nine months ended December 31, 2015, the ETR was 27.2% compared to 24.8% in the prior year. The increase in the ETR was primarily due to lower forecast pre-tax earnings in fiscal 2016, as the rate impact of discrete items and non-deductible expenses have a greater impact on the ETR when pre-tax earnings are lower.

Other Income (Expense)

We recognized an immaterial amount of interest income in the third quarter and first nine months of fiscal 2016, which was consistent with the comparable periods in fiscal 2015. Interest expense increased to $0.2 million and $0.7 million in the third quarter and first nine months of fiscal 2016, respectively, compared to $0.1 million and $0.3 million in the comparable prior-year periods. The increase in interest expense in both periods was primarily due to our borrowings under our line of credit being outstanding for a longer period of time during fiscal 2016.

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

Accounts receivable decreased to $44.2 million at December 31, 2015 from $59.1 million at December 31, 2014, primarily due to timing of product shipments and lower net sales. The accounts receivable balance at March 31, 2015 was $25.1 million. Inventory remained relatively flat at $146.5 million at December 31, 2015 from $144.6 million at December 31, 2014. The slight increase in the year-over-year inventory balance was largely due to increased PG&A inventory due to our acquisition of Motorfist in February 2015 and the decrease in net sales, partially offset by lower finished goods inventory as we continue to be on track to achieve our inventory reduction targets by the end of fiscal 2016. Inventory was $152.4 million at March 31, 2015. The decrease in our inventory balances as of December 31, 2015 compared to March 31, 2015 was due primarily to the seasonality of our snowmobile, ATV and PG&A businesses. Capital expenditures totaled $27.3 million at December 31, 2015 compared to $14.8 million at December 31, 2014, as we invested in modernizing our manufacturing process and increased our investment in tooling for key new product introductions. During the nine months ended December 31, 2015, we repurchased $0.1 million of our common stock under the share repurchase programs previously approved by the Board of Directors in August 2014 and May 2013. Cash, cash equivalents and short-term investments were $10.9 million and $67.5 million at December 31, 2015 and 2014, respectively, and $41.3 million at March 31, 2015. Cash, cash equivalents and short-term investments decreased from March 31, 2015, due to investments in property and equipment, partially offset by cash from the reduction in inventory and consideration from our dealer floorplan financing agreements. No long-term bank borrowings were outstanding for the quarters ended December 31, 2015 and December 31, 2014, and no borrowings were outstanding at March 31, 2015.

In January 2016, the Board of Directors voted to suspend our quarterly cash dividend in order to preserve cash for continued investment in our growth initiatives. Suspending the dividend will conserve approximately $6.5 million in cash on an annual basis.

We believe current available cash and cash generated from operations together with working capital financing through our available line of credit will provide sufficient funds to finance operations on a short- and long-term basis and for at least the next 12 months.

Line of Credit

We have a $100.0 million line of credit pursuant to a senior secured revolving credit agreement, which is scheduled to expire in November 2017, for documentary and stand-by letters of credit, working capital needs and general corporate purposes. Under the agreement, we may borrow up to $100.0 million during May through November and up to $50.0 million during all other months of the year. We did not have outstanding borrowings under the line of credit as of December 31, 2015. We were in compliance with the terms of the credit agreement as of December 31, 2015. See Note F of the notes to consolidated financial statements herein for further discussion.

Dealer Floorplan Financing

We have an agreement with GE Commercial Distribution Finance LLC in the United States and TCF Commercial Finance Canada in Canada to provide snowmobile, ATV and ROV floorplan financing for our dealers. These agreements improve our liquidity by financing dealer purchases of products without requiring substantial use of our working capital. We are paid by the floorplan companies shortly after shipment and as part of our marketing programs, we pay the floorplan financing of our dealers for certain set time periods depending on the size of a dealer’s order. See Note J of the notes to consolidated financial statements herein for further discussion.

In December 2015, we executed an amendment to our agreement with GE Commercial Distribution Finance LLC, which extended the term of our floorplan financing program for U.S. dealers through May 2022. The amendment to our agreement with GE Commercial Distribution Finance LLC is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q. In December 2015, we also entered into an agreement with GE Commercial Distribution Finance Canada to provide floorplan financing for our dealers in Canada. The Canadian agreement will go into effect in June 2016, at which point the agreement with TCF Commercial Finance Canada will be terminated, and will expire in May 2022.

Certain Information Concerning Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

See our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2015 for a discussion of our critical accounting policies.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Quarterly Report on Form 10-Q, and future filings with the Securities and Exchange Commission, our press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements, including statements related to our outlook for fiscal 2016 and beyond, business strategy, performance opportunities, expected inventory reductions, product introductions and demand. In particular, these include, among others, statements relating to our anticipated capital expenditures, research and development strategies and expenditures, product introductions, legal proceedings, our expectations regarding financing arrangements, inventory levels and strategy, industry wholesale and retail sales and demand expectations, dividends and share repurchases, the effect of foreign currency exchange rates, and the sufficiency of funds to finance our operations, growth initiatives and capital expenditures. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors including, but not limited to the following: product mix and volume; competitive pressure on sales, pricing and sales incentives; increases in material or production cost which cannot be recouped in product pricing; changes in the sourcing of engines; interruption of dealer floorplan financing; warranty expenses and product recalls; foreign currency exchange rate fluctuations; product liability claims and other legal proceedings in excess of reserves or insured amounts; environmental and product safety regulatory activity; effects of the weather; seasonality and business cycles; general economic conditions and political changes; interest rate changes; consumer demand and confidence; and those factors set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015, under heading “Item 1A. Risk Factors.” We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks relating to changes in inflation, foreign currency exchange rates and interest rates. These market risks are discussed within “Quantitative and Qualitative Disclosures about Market Risk – Foreign Exchange Rates and Interest Rates” and Note A to the Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, and have not changed significantly since March 31, 2015.

As of December 31, 2015, we have notional Canadian dollar (“CAD”) denominated cash flow hedges of approximately $71.8 million U.S. dollar (“USD”) with a weighted average contract exchange rate of 1.3141 CAD to USD. The fair values of the CAD contracts at December 31, 2015 represent an unrealized gain of $3.5 million. A ten percent fluctuation in the currency rates as of December 31, 2015 would have resulted in a change in the fair value of the Canadian dollar hedge contracts of approximately $7.2 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

Interest rate market risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio consisting of municipal bonds and money market funds that experience minimal volatility and are not deemed to be significant.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 5. Other Information

Arctic Cat Inc. (the “Company” or “Arctic Cat,” or “we,” “our” or “us”) has adopted a retention program for certain key employees, including named executive officers. For Christopher T. Metz, our President and Chief Executive Officer (“CEO”), our Board of Directors approved a retention program that consists of a grant of 175,000 cash-settled stock appreciation rights granted pursuant to Arctic Cat’s 2013 Omnibus Stock and Incentive Plan (the “Plan”), with an exercise price equal to the closing price of Arctic Cat common stock on the date of grant. The stock appreciation rights will be granted on the filing date of this Quarterly Report on Form 10-Q, will vest in three equal annual installments beginning on the first anniversary of the grant date, and will have a five-year term. Upon exercise of any of the stock appreciation rights, Mr. Metz will receive cash proceeds in an amount equal to the difference between (i) the lower of $33.00 and the then-current market value of Arctic Cat common stock and (ii) the fair market value of Arctic Cat common stock on the grant date, multiplied by the number of stock appreciation rights exercised on such date. Vesting is contingent on Mr. Metz’s continued employment by Arctic Cat. Our Board of Directors believes that this award promotes the goal of retention during a time of building the Company while also further aligning CEO pay with shareholder value creation.

For named executive officers other than the CEO, our Compensation and Human Resources Committee (the “Committee”) approved a retention program that includes a cash and equity component. The cash component of the program consists of retention payments in the aggregate amounts set forth below, half of which will be payable in the first quarter of fiscal 2017 and half of which will be payable in the first quarter of fiscal 2018, contingent upon the participant’s continued employment with Arctic Cat through the date of payment. The equity component of the program consists of restricted stock units granted pursuant to the Plan, with aggregate fair market values as set forth below and the number of shares for each award to be calculated by dividing such values by the closing price of Arctic Cat common stock on the date of grant. The restricted stock units will be granted on the filing date of this Quarterly Report on Form 10-Q and will vest in three equal annual installments beginning on the first anniversary of the grant date. Vesting of the restricted stock units is contingent upon the participant’s continued employment through the date of vesting. In addition, in light of challenging economic conditions, unanticipated foreign currency exchange rate fluctuations and the executive team’s commitment to Arctic Cat’s long-term strategy, the Committee approved a waiver of the threshold performance conditions for the fiscal 2016 annual incentive program for participants other than the CEO. Accordingly, such participants will be guaranteed a cash payment at threshold levels (50% of the target opportunity), which will be made in the first quarter of fiscal 2017. The value of these awards for each named executive officer is as follows:

Named Executive Officer	Aggregate Cash Retention Award	Aggregate Fair Market Value of Equity Retention Award	Fiscal 2016 Threshold Payout Levels
Christopher J. Eperjesy Chief Financial Officer	$198,000	$288,000	$99,000

Bradley D. Darling Vice President—General Manager, Snowmobile Division, Parts, Garments & Accessories and International Sales	$118,000	$191,750	$59,000

Tracy J. Crocker Vice President—General Manager, ATV Division	$116,000	$188,500	$58,000

Paul A. Fisher Vice President—Operations	$110,000	$178,750	$55,000

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company	(1)

3.2	Amended and Restated By-Laws of the Company	(2)

4.1	Form of specimen common stock certificate	(3)

10.1	Amendment No. 1 to Arctic Cat Inc. 2013 Omnibus Stock and Incentive Plan	(4)

10.2	Amendment No. 5 to Vendor Agreement, dated December 15, 2015, by and among GE Commercial Distribution Finance LLC, Arctic Cat Sales Inc. and Arctic Cat Inc.	(4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(4)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended December 31, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.	(4)

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and the Company’s Current Report on Form 8-K filed August 11, 2014.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 16, 2013 and the Company’s Current Report on Form 8-K filed August 12, 2015.
(3)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement. (File Number 33-34984)
(4)	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date:	February 5, 2016	By	/s/ Christopher T. Metz
Christopher T. Metz
President and Chief Executive Officer

Date:	February 5, 2016	By	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy
Chief Financial Officer