Form 10-K
period 2016-03-31
ARCTIC CAT INC
filed 2016-05-27
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended March 31, 2016

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from              to

Commission File Number: 0-18607

ARCTIC CAT INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
505 Highway 169 North, Suite 1000 Plymouth, Minnesota	55441
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(763) 354-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $287,993,615.

At May 20, 2016, the registrant had 13,052,843 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders currently scheduled to be held on July 25, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ARCTIC CAT INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

Arctic Cat Inc. (“Arctic Cat,” or “we,” “our” or “us”) is a Minnesota corporation with principal executive offices in Plymouth, Minnesota. We design, engineer, manufacture and market snowmobiles and all-terrain vehicles (“ATVs”) and recreational off-highway vehicles (“side-by-sides” or “ROVs”), as well as related parts, garments and accessories (“PG&A”) under the Arctic Cat® and MotorFist® brand names. We market our products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, Russia, South America, the Middle East, China, Asia and other international markets. The Arctic Cat brand name has existed for more than 50 years and is among the most widely recognized and respected names in the snowmobile, ATV and side-by-side industries. We were incorporated in 1982. Our common stock trades on the NASDAQ Global Select Market under the symbol ACAT.

Industry Background

Snowmobiles—The snowmobile, developed in the 1950s, was originally intended to be used as a utility vehicle, but today the overwhelming majority of the industry’s sales are for recreational use. Between the late 1950s and early 1970s, the industry expanded dramatically, reaching a peak of over 100 manufacturers and a high of nearly 495,000 units sold to retail customers in North America in 1971. Today the industry has consolidated to four major participants: Arctic Cat, BRP Inc. (“BRP”), Polaris Industries Inc. (“Polaris”) and Yamaha Motor Co., Ltd. (“Yamaha”). We believe there are currently more significant barriers to entry into the snowmobile market than existed in the 1970s. These barriers include increased brand loyalty, long-standing dealer and distributor networks and relationships, emissions and safety regulations, four-stroke engine development costs, manufacturing and engineering expertise and higher initial start-up costs. We estimate that industry-wide snowmobile sales to retail customers in North America were approximately 101,500 units for the 2016 model year. Arctic Cat snowmobiles are sold in numerous markets including the United States, Canada, Scandinavia, Russia and other international markets.

ATVs—The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. The most popular ATV use is general recreation, followed by farming/ranching, hunting/fishing, hauling/towing, transportation, and commercial use. From 1970 to 1986, the number of ATVs sold in the United States continued to grow until reaching an initial peak of 535,000 units in 1986. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 147,000 units. From 1991 to 2004, sales of ATVs by Arctic Cat and its major competitors grew to 814,000 units; however, ATV sales declined each year from 2005 to 2011, primarily driven by overall weak economic conditions and the shift to side-by-side vehicles. In 2012, the industry started to turn around and experienced a 2.6% increase in sales, its first increase in industry sales since 2005. For the 2015 calendar year, we estimate that industry-wide sales were 281,000 units in North America, which was essentially flat compared to the prior year. ATVs are sold in numerous markets including the United States, Canada, Europe, Russia, Australia, China, the Middle East and Latin America. Major competitors in the industry include Yamaha, BRP, Polaris, Honda Motor Co., Ltd. (“Honda”), Kawasaki Motors Corp. (“Kawasaki”) and Suzuki Motor Corporation (“Suzuki”). In addition to these companies, multiple other companies, including numerous Chinese and Taiwanese manufacturers, sell ATVs.

ROVs—ROVs are multiple passenger off-highway all-terrain vehicles and, like ATVs, are used for general recreation, farming/ranching, hunting/fishing, hauling/towing, transportation, commercial and military use. We estimate that calendar year 2015 industry side-by-side vehicle retail sales in North America were 286,000 units, up 7.8% from the previous year. The main competitors for our side-by-side vehicles are Yamaha, BRP, Polaris, Kawasaki, Kubota, Deere & Company (“Deere”) and Honda.

Products

Snowmobiles—We produce a full line of snowmobiles, consisting of 60 models, marketed under the Arctic Cat brand name and designed to satisfy most market segments. The current Arctic Cat models carry suggested

U.S. retail prices ranging from $7,099 to $16,899, excluding a youth model sold at a suggested U.S. retail price of $2,749. Our current model year snowmobiles are categorized as Trail, Crossover, Mountain, Touring and Utility. We market: Trail models under the names ZR and Lynx; Crossover models under the name XF; Mountain models under the name M; Touring models under the name Pantera and Lynx; and Utility models under the name Bearcat. In addition, to encourage family involvement in snowmobiling, we offer a youth snowmobile marketed under the ZR 120 name.

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

In the sport of snowmobiling, where the customer demands continuous improvement in the vehicle’s ride, quality and performance, companies must progress through innovation. We believe we have a team of talented, driven-to-win people whose passion for snowmobiles is matched by their desire to innovate and improve, a major reason why Arctic Cat has delivered an array of innovative, pioneering technology and products during the last half-century.

For the last three fiscal years ended March 31, 2016, 2015 and 2014, snowmobiles accounted for 41%, 43% and 39%, respectively, of our net sales.

ATVs—In December 1995, we introduced our first ATV. Since that time, our ATV line has grown to 28 models. Features like fully independent front and rear suspensions, hydraulic disc brakes, hi-low range transmission, long travel suspension with high ground clearance, Speed Point accessory systems, automatic transmissions, selectable 2WD/4WD shaft drives, locking differentials, EFI, a large fuel tank, and electronic power steering all make our ATVs consumer friendly. We also have special two rider models that provide a proper alternative for customers that want to ride double on an ATV. In 2007, we introduced the industry’s first diesel ATV, capable of using biodiesel fuels, and in 2008 we introduced the Thundercat 1000, the ATV with the largest displacement engine in the industry. We launched our new value line-up of ATVs in 2011, which included the 350 4X4 automatic and the 425 EFI 4X4 automatic. For model year 2013, we launched a new range of value models which included a 400 4X4 automatic ATV, 450 EFI 4X4 automatic ATV, 500 EFI 4X4 automatic ATV, 400 4X4 automatic TRV and 500 EFI 4X4 automatic TRV. For model year 2015, we launched XR ATV series available in 550cc and 700 cc categories. The current model year Arctic Cat ATVs carry suggested U.S. retail prices ranging from $4,299 to $14,399, excluding youth models which are sold at suggested U.S. retail prices ranging from $2,899 to $3,799.

ROVs—We introduced our Prowler utility side-by-side vehicle into the utility segment in 2006. The Prowler is configured with a variety of different engines that range in size from 550cc to 1000cc that are manufactured by us, and also includes a rear cargo box, dual bucket seats as well as our renowned long travel suspension and ride characteristics. In 2011, we launched our first heavy duty utility side-by-side vehicle, the Prowler HDX, with additional standard features such as an extended chassis, extra-large cargo box, bench seating and electronic power steering. In fiscal 2012, we introduced the all-new Wildcat 1000 sport model ROV. This model is aimed at a rapidly growing segment of the ROV market where consumers are seeking a side-by-side designed vehicle that offers comfort and handling in rough off-highway terrain. In fiscal 2013, we expanded our Wildcat line-up to include a Wildcat 1000 Limited with factory installed accessories, a Wildcat 4 1000, which allows for seating of 4 full sized adults and a Wildcat X 1000, which increases the horse power to +90. In fiscal 2014, we further expanded the Wildcat line-up to include a Wildcat X 1000 Limited, Wildcat 4X 1000 and Wildcat 4X 1000 Limited, all with the high horsepower X engine. We also launched a narrower 50-inch wide, trail-legal platform that allows riders access to authorized ATV trails. In addition to its trail legal capabilities, the

Wildcat Trail offers industry-leading suspension, coupled with the lowest price in the 50-plus horsepower segment. We also expanded our HDX utility line-up to include a Prowler HDX 500, which has many of the same features as the Prowler 700 HDX, only with a smaller engine. Finally, we introduced the new Wildcat Sport which is 60 inches wide and is positioned to compete in the mid-size Pure Sport and Sport/Recreation segments. Currently, we offer a total of 19 models with retail prices between $9,499 and $20,999. Side-by-side/ROV sales are included with ATV sales for financial reporting purposes.

We build side-by-side utility models for the Toro Company pursuant to a multi-year agreement, which features two models branded separately under both the Toro and eXmark brands and was rolled out in the fourth quarter of fiscal year 2015 and continued throughout fiscal year 2016.

For the last three fiscal years ended March 31, 2016, 2015 and 2014, ATVs and ROVs collectively accounted for 44%, 41%, and 45%, respectively, of our net sales.

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

We offer a full range of snowmobile garments for adults and children under the “Arcticwear” brand. Jackets, coats, pants and casual sportswear items are produced and sold in a wide variety of styles and sizes combining fashion with function. The Arcticwear line of clothing encompasses wearables designed to keep the rider warm and dry during the most demanding snowmobile conditions (insulated outerwear, hats, mittens, helmets, boots) and comfortable relaxing after the ride (sweatshirts, T-shirts, casual wear). The snowmobile garment line includes multiple options with varying levels of performance (insulation warmth, waterproofing, breathability)—to answer consumers’ needs across a broad range of weather conditions. Over the last few years we have added more general outerwear options to the Arcticwear line (down filled parkas) and expanded our sportswear wearables sold under the “Arcticwear” brand.

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

For the last three fiscal years ended March 31, 2016, 2015 and 2014, parts, garments and accessories accounted for 15%, 16%, and 16%, respectively, of our net sales.

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

In April 2015, we began a two-year investment program in Thief River Falls, Minnesota to enhance manufacturing capabilities. The first investment is a new approximately $12 million powder paint system, which we expect to be completed during the first quarter of fiscal 2017. The next phase will be implementing new assembly processes, which we anticipate will be started in the first quarter of fiscal 2017.

We are committed to an ongoing engineering and research and development program dedicated to innovation and to continued improvements in the quality and performance of our products as well as new product introduction. We currently employ 189 individuals in the design and development of new and existing products, with an additional 19 individuals directly involved in the testing of snowmobiles, ATVs and ROVs in normal and extraordinary conditions. In addition, these units are tested in conditions and locations similar to those in which they are used. We use computer aided design and manufacturing systems to shorten the time between initial concept and final production. For fiscal years ended March 31, 2016, 2015 and 2014, we spent approximately $27.2 million, $24.3 million and $24.0 million, respectively, on engineering, research and development. Furthermore, utilizing their particular expertise, our suppliers regularly test and apply new technologies to the design and production of component parts.

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

Competition

The snowmobile, ATV and ROV markets are highly competitive, based on a number of factors, including performance, ride, suspension, innovation, technology, styling, fit and finish, brand loyalty, reliability, durability, price and distribution. We believe Arctic Cat snowmobiles, ATVs and ROVs are highly regarded by consumers in all of these competitive categories. Certain of our competitors are more diversified and have financial and marketing resources which are substantially greater than ours. For a list of snowmobile, ATV and ROV competitors, please see “Industry Background” above.

Regulation

Both federal and state authorities have vigorous environmental control requirements relating to air, water and noise pollution that affect our manufacturing operations. We endeavor to ensure that our facilities comply with all applicable environmental regulations and standards.

Certain materials used in snowmobile, ATV and ROV manufacturing that are toxic, flammable, corrosive or reactive are classified by federal and state governments as “hazardous materials.” Control of these substances is regulated by the Environmental Protection Agency (“EPA”) and various state pollution control agencies, which require reports and inspection of facilities to monitor compliance. Our manufacturing facilities are subject to the regulations promulgated by, and may be inspected by, the Occupational Safety and Health Administration. In addition, our snowmobiles, ATVs and ROVs are subject to EPA emissions standards for model years 2006 and newer. We believe that we are and will continue to be in compliance with these regulations. We support balanced and appropriate programs that educate the customer on the safe use of our products and protect the environment.

The Consumer Product Safety Commission (“CPSC”) has federal oversight over product safety issues related to snowmobiles, ATVs and ROVs and from time to time is involved in rulemaking and standards setting related to safety. For example, in April 2016, the CPSC requested modifications to the ATV voluntary standard relating, in part, to lights and reflectors. Industry members are currently reviewing proposed modifications to the voluntary standard. In addition, under the Consumer Product Safety Improvement Act passed by Congress in August 2008, the prior ATV voluntary standard and certain other safety requirements became a mandatory CPSC standard. Arctic Cat has been and remains in compliance with existing standards. Various states have also promulgated safety regulations regarding snowmobiles, ATVs and ROVs, none of which have had a materially more burdensome impact on us than CPSC regulations.

When we sell our products outside the United States our products are also subject to international laws and regulations related to emissions and safety matters. Europe currently regulates ATV and ROV emissions and our products meet such requirements. In early 2016, the European Commission adopted substantial changes (Euro IV) to their regulations. We are aware of the new product standards and adaptations required to meet the new regulations and have established a product plan to achieve compliance.

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

Effects of Weather

While lack of snowfall in a particular region may adversely affect snowmobile retail sales within that region from time to time, we work to mitigate this effect by taking snowmobile orders in the spring for the following winter season. In the past, weather conditions have materially affected snowmobile sales and weather conditions may materially affect our future sales of snowmobiles, ATVs, ROVs and parts, garments and accessories.

Employees

At March 31, 2016, we had 1,573 employees, including 370 salaried and 1,203 hourly and production personnel. Our employees are not represented by a union or subject to a collective bargaining agreement. We have never experienced a strike or work stoppage and consider our relations with our employees to be excellent.

Intellectual Property

We patent significant innovations that we consider patentable, and we own numerous patents for our snowmobiles, ATVs, ROVs and other products. Additionally, we vigorously defend against the infringement of our patents by third parties. Trademarks are also important to our snowmobile, ATV, ROV and related parts, garments and accessories business activities. We believe that our “Arctic Cat” registered trademark is our most significant trademark. We also have numerous registered trademarks, trade names and logos, both in the United States and internationally.

Financial Information about Geographic Areas

Financial information regarding domestic and geographic areas is included in Note 11, Segment Reporting, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended and its rules and regulations (the “Exchange Act”). The Exchange Act requires us to file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Copies of these reports, proxy statements and other information can be read and copied at the SEC Public Reference Room, 100 F Street, N.E., Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.

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

Executive Officers of the Registrant

The following represents the executive officers of the registrant as of May 20, 2016.

Name	Age	Position
Christopher T. Metz	51	President and Chief Executive Officer
Christopher J. Eperjesy	48	Chief Financial Officer
Tracy J. Crocker	56	Vice President—General Manager, ATV/ROV
Paul A. Fisher	59	Vice President—Operations
Patricia L. Jones	53	Chief Human Resources Officer
Michael D. Okerlund	43	Vice President—Legal Affairs and Corporate Secretary
Briton Reich	52	Vice President—North American Sales
Greg Williamson	47	Chief Marketing Officer

Mr. Metz became our President and Chief Executive Officer effective December 3, 2014. He previously served as a managing director of Sun Capital Partners, Inc. from 2005 to 2014. Prior to joining Sun Capital, Mr. Metz was president at Black & Decker, leading its Hardware and Home Improvement Group from 1999 to 2005. During his 13 years at Black & Decker, Mr. Metz held various other senior leadership positions, including president of Kwikset Corporation, president of Price Pfister faucets, president of Baldwin Hardware, and general manager of European Professional Power Tools and Accessories, based in Frankfurt, Germany. Mr. Metz previously served on the board of directors of Vince Holding Corp. from 2008 to 2014.

Mr. Eperjesy has been our Chief Financial Officer since February 2015. He brings more than 25 years of financial experience, including a strong background in manufacturing and international business and proven experience with mergers and acquisitions. Mr. Eperjesy spent 12 years as chief financial officer at Twin Disc, Inc. (NASDAQ: TWIN) a publicly held manufacturer and world-wide distributor of heavy-duty, off-highway and marine power transmission equipment. There he was responsible for all public company reporting, finance and internal controls, treasury, IT and legal functions. From 2001 to 2002, Mr. Eperjesy worked at Kmart Corporation as divisional vice president of corporate finance, responsible for all corporate-level planning and forecasting activities. Prior to Kmart, Mr. Eperjesy worked for Chrysler Corporation/DaimlerChrysler AG from 1995 to 2001 in various leadership roles, including international positions in Brussels, Belgium, and Stuttgart, Germany. Mr. Eperjesy began his career as an accountant with Coopers & Lybrand (now PricewaterhouseCoopers) from 1990 to 1994.

Mr. Crocker has been our Vice President—General Manager, ATV/ROV since August 2015. Prior to that, he was our Vice President—General Manager, ATV and Parts, Garments and Accessories from November 2014 to August 2015, Vice President—General Manager, Parts, Garments and Accessories from June 2013 to October 2014, Vice President—Special Projects from April 2013 to May 2013 and Vice President—General Manager, All-Terrain Vehicles from March 2012 to March 2013. Prior to joining us, Mr. Crocker worked for Ecolab from 2002 to 2011, serving as senior vice president of Ecolab’s Hospitality, Healthcare and Commercial markets businesses. Prior to that he served as Ecolab’s senior vice president and general manager for Latin America and as a division vice president of marketing. Before joining Ecolab, he worked in sales and operating roles for Next Generation Network, Nabisco and Pepsi.

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

Ms. Jones has been our Chief Human Resources Officer since March 2016. Prior to that, Ms. Jones was senior vice president of administration for Lifetouch, Inc. from April 2009 to June 2015. Prior to that, Ms. Jones was executive vice president and chief administrative officer (CAO) for Allina Hospitals & Clinics from 2002 to 2005. Ms. Jones previous experience also includes serving as CAO and general counsel for H.B. Fuller Company and as senior vice president of administration and general counsel for the Star Tribune newspaper. Ms. Jones began her career with the former Northwest Airlines, now Delta Airlines, where she advanced through increasingly responsible labor relations and legal roles to become vice president of human resources.

Mr. Okerlund has been our Vice President—Legal Affairs since July 2014 and Corporate Secretary since January 2015. Prior to that, he served as our Director—Legal, having joined Arctic Cat in January 2012. Prior to joining us, Mr. Okerlund served from 2008 to 2012 as the general counsel of Hysitron, Inc., a nanotechnology company based in Eden Prairie, MN. Prior to that he served as a litigation attorney specializing in Intellectual Property at the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. from 2003 to 2007.

Mr. Reich has been our Vice President—North American Sales since April 2015. Prior to joining us, he served as Executive Vice President of Sales at American Recreation Products from November 2009 to April 2015. Mr. Reich began his career at Black & Decker where he spent 19 years in various sales and marketing roles, including vice president of sales.

Mr. Williamson has been our Chief Marketing Officer since April 2015. Prior to that, Mr. Williamson served as chief marketing officer at Spectrum Brands Hardware and Home Improvement Division from July 2013 to April 2015 where he led the product, channel and brand strategies for several industry-leading hardware brands, including Kwikset, Baldwin, Weiser, and National Hardware. Prior to that, Mr. Williamson served as president at Spectrum Brands Pfister Faucet Company from June 2011 to June 2013 and before that vice president of sales and marketing at Spectrum Brands Pfister Faucet Company from December 2005 to May 2011.

ITEM 1A. RISK FACTORS

The following are significant factors known to us that could adversely affect our business, financial condition, results of operations or cash flows, as well as adversely affect the value of an investment in our common stock. These risks could cause our actual results to differ materially from our historical experience and from results predicted by forward-looking statements. All forward-looking statements made by us are qualified by the risks described below. There may be additional risks that are not presently material or known. You should carefully consider each of the following risks and all other information set forth in this Annual Report on Form 10-K.

Macroeconomic conditions and other external factors may adversely affect our results of operations.

Our results of operations are sensitive to changes in macroeconomic conditions that impact consumer spending. Consumer confidence, employment levels, interest rates, tax rates, housing market conditions, fuel and energy costs, and the availability of financing for our dealers and end consumers could reduce consumer spending, including discretionary spending on snowmobile and ATV/ROV industry products. Our future results could be significantly adversely impacted by these factors.

Our products are subject to extensive federal and state safety, environmental and other government regulations that may require us to incur expenses or modify product offerings in order to maintain compliance with regulations.

Our products are subject to extensive laws and regulations relating to safety, environmental and other regulations promulgated by the U.S. and Canadian federal governments and individual states and provinces, as well as international regulatory authorities. Although we believe that our snowmobiles, ATVs and ROVs have always complied with applicable vehicle safety and emissions standards and related regulations, future regulations may require additional safety standards or emission reductions that would require additional expenses and/or modification of product offerings in order to maintain such compliance. We are unable to predict the ultimate impact of adopted or proposed regulations on our business and operating results.

A significant adverse determination in any material product liability or intellectual property claim against us could adversely affect our operating results or financial condition.

We are subject to legal proceedings and claims which arise in the ordinary course of business. Accidents involving personal injury and property damage may occur in the use of snowmobiles, ATVs and ROVs and claims have been made against us from time to time relating to these accidents. In addition, our products, and the products of our competitors, incorporate significant amounts of intellectual property developed by us and others and, from time to time, parties assert claims against us relating to their intellectual property. It is our policy to vigorously defend against these product liability and intellectual property claims. We have recorded a reserve based on our estimated range of potential exposures to the legal proceedings and claims of which we are aware. Should any judgment or settlement occur that exceeds our estimate, or a new claim arise, we may need to adjust our overall reserve and, depending on the amount, such adjustment could have a material adverse effect on our operating results or financial condition.

Significant repair and/or replacement with respect to product warranty claims or product recalls could have a material adverse impact on our results of operations.

We provide a limited warranty on retail sales for a period of six months for our ATVs and ROVs and one year for our snowmobiles. We may provide longer warranties in certain geographical markets as determined by local regulations and market conditions, as well as related to certain promotional programs. Although we employ quality control procedures, sometimes a product is distributed that requires repair or replacement. Our standard warranties require us, through our dealers, to repair or replace defective products during such warranty periods at no cost to the consumer. Historically, product recalls have been administered through our dealers and distributors and have not had a material effect on our business. However, the repair and replacement costs and potential harm to our reputation we could incur in connection with a recall could have a material adverse impact on our business.

Our ability to remain competitive is contingent upon our capability, and ability, to develop and successfully introduce new, innovative and compliant products that respond to customer demands and preferences and achieve market acceptance.

Arctic Cat’s growth strategy is to deliver the ultimate off-road riding experience for riders, workers and outdoor enthusiasts through product development and innovation to generate future revenue growth. Product development and improvement and new product innovation require significant research, planning, design, development, engineering, and testing at the technological product and manufacturing process levels, as well as considerable financial, technological, and other resources. Due to these substantial requirements, we may not be able to timely develop and introduce product improvements or new products. Our competitors’ new products may beat our products to market, be higher quality or more reliable, be more effective with more features and/or less expensive than our products, obtain better market acceptance, or render our products obsolete. Further, any new products that we develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development. If we are unable to continue to enhance existing products and develop new innovative products, we may not be able to adequately compete with our competitors and ultimately satisfy the needs, demands, and preferences of our end customers.

Changing weather conditions may reduce demand for certain of our products and negatively impact net sales.

Lack of snowfall in any year in particular regions of North America and Northern Europe may adversely impact snowmobile retail sales and related PG&A sales in that region. Lack of snowfall in a given year may also reduce overall industry demand, which could lead to increased promotional activity and lower future net sales. Weather conditions may materially affect our future sales of snowmobiles, ATVs, ROVs and PG&A.

We face intense competition in all product lines from competitors that have greater financial and marketing resources. Failure to compete effectively against competitors could negatively impact our business and operating results.

The snowmobile and ATV/ROV markets worldwide are highly competitive. Competition is based upon a number of factors, including performance, ride, suspension, innovation, technology, styling, fit and finish, brand loyalty, reliability, durability, price and distribution. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as sales incentives and cooperative advertising). Many of our competitors are more diversified and have financial and marketing resources that are substantially greater than ours. In addition, our products compete with other recreational products for the discretionary spending of consumers. If we are not able to effectively compete in this environment, our business and operating results could be negatively impacted.

Termination or interruption of engine and other supply arrangements could have a material adverse effect on our business or results of operations.

In the event that we need to obtain substitute supply arrangements for engine or other raw materials or components for which we rely upon limited sources of supply, alternate supply arrangements may not be available with comparable terms.

Failure to establish and maintain the appropriate level of dealers and distributor relationships or weak economic conditions impacting those relationships may negatively impact our business and operating results.

We distribute our products through numerous dealers and distributors, and we rely on them to retail our products to the end customers. Our sales growth and profitability could be adversely affected if deterioration of economic or business conditions results in a weakening of the financial condition of a material number of our dealers and distributors. Additionally, weak demand for, or quality issues with, our products may cause dealers and distributors to voluntarily or involuntarily reduce or terminate their relationship with us. Further, if we fail to establish and maintain an appropriate level of dealers and distributors for each of our products, we may not obtain adequate market coverage for the desired level of retail sales of our products.

Fluctuations in foreign currency rates could result in declines in our reported net sales and net earnings

Our reported net sales and cost of goods sold are subject to fluctuations in foreign currency exchange rates. During fiscal 2016, sales to Canadian dealers that are denominated in Canadian dollars comprised 27.6% of total net sales. We utilized cash flow hedges to help mitigate the variability in Canadian exchange rate changes relating to Canadian dollar fund transfers to the United States. Sales to European on-road ATV dealers and distributors are made in Euros with the Euro serving as the functional currency. Sales to European on-road ATV dealers comprised 9.9% of total net sales in fiscal 2016. Approximately 8.7% of our total cost of goods sold was purchased from Japanese yen denominated suppliers during fiscal 2016. The majority of these purchases were made from Suzuki and Yamaha for engines for our snowmobiles. We have an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. A change in foreign currency exchange rates could materially affect our business and operating results.

Security breaches, interruptions in their operation or other disruptions to our management information systems and data security could compromise sensitive information and expose us to a liability, which could adversely impact our operations, business, reputation, financial condition and operating results.

In the ordinary course of our business, we collect and store sensitive data within our internal data centers, cloud services and on our networks, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of proprietary business information and personally identifiable information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to malicious attacks or breached due to employee error, malfeasance or other disruptions, including as a result of new systems rollouts or upgrades of existing systems. Any such breach, operational failure or difficulties encountered in the development of new systems or the upgrades of existing systems could compromise our networks and/or that of our partners and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could create financial liability, subject us to legal or regulatory sanctions, disrupt our operations, damage our reputation, and/or cause a loss of confidence in our products and services, which could adversely affect our business.

Interruption of dealer floorplan financing could have a material impact on our business operations.

We have agreements with Wells Fargo Commercial Distribution Finance in the United States and Canada and, through June 2016, TCF Commercial Finance Canada in Canada to provide snowmobile, ATV and ROV floorplan financing for our North American dealers. These agreements improve our liquidity by financing dealer purchases of our products without requiring substantial use of our working capital. We are paid by the floorplan companies shortly after shipment and as part of our marketing programs, we pay the floorplan financing of our dealers for certain set time periods depending on the size of a dealer’s order. While we expect to continue with our current dealer floorplan arrangements, these arrangements may not remain available or the costs and other terms of new financing arrangements may be significantly less favorable to us than have historically been available.

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

If we fail to attract, develop and retain qualified employees, including employees in key positions, our business and operating results may be harmed.

Our performance is highly dependent on attracting and retaining qualified employees, including our senior management team and other key employees. Factors that affect our ability to maintain qualified employees include employee morale, our reputation, unemployment rates, competition from other employers and our ability to offer appropriate compensation and benefit packages. Our inability to recruit a sufficient number of qualified individuals or failure to retain key employees in the future may impair our efficiency and effectiveness and our ability to pursue growth opportunities. In addition, a significant amount of turnover of employees with specific knowledge relating to us, our operations and our industry may negatively impact our operations.

Failure to effectively manage new business ventures, strategic alliances or acquisitions could have a negative impact on our business.

From time to time, our strategy has involved, and may in the future involve, entering into new business ventures and strategic alliances, as well as making acquisitions. Assessing a potential opportunity can be based on assumptions that might not ultimately prove to be correct. In addition, the amount of information we can obtain about a potential opportunity may be limited, and we can give no assurance that new business ventures, strategic alliances and acquisitions will positively affect our financial performance or will perform as planned.

The success of these opportunities is also largely dependent on the current and future participation, working relationship and strategic vision of the business venture or strategic alliance partners, which can change following a transaction. Integrating new businesses can be a difficult task, and these types of transactions may divert our capital and our management’s attention from other business issues and opportunities. We may also encounter challenges in achieving appropriate internal control over financial reporting and deficiencies in information technology systems in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and operating results could suffer materially. Likewise, our failure to integrate and manage acquired companies successfully may lead to impairment of the associated goodwill and intangible asset balances.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following sets forth our material property holdings as of March 31, 2016.

Location	Facility Type / Use	Owned or Leased	Sq. Ft.
Plymouth, Minnesota	Corporate Office	Leased	11,420
Thief River Falls, Minnesota	Manufacturing	Owned	585,000
Thief River Falls, Minnesota	Warehouse	Owned	25,000
Thief River Falls, Minnesota	Warehouse	Leased	38,000
St. Cloud, Minnesota	Manufacturing	Owned	60,800
Bucyrus, Ohio	Distribution Center	Owned	202,000
Island Park, Idaho	Test and Development Facility	Owned	3,000
Idaho Falls, Idaho	MotorFist Office	Leased	5,800
Rigby, Idaho	MotorFist Warehouse	Leased	6,000
Winnipeg, Manitoba	Service Center	Leased	9,929
St. Johann, Austria	Administrative/Distribution	Leased	44,409

We have entered into an agreement to lease approximately 56,000 square feet of office space for our corporate headquarters in Minneapolis, Minnesota beginning in the summer of 2016. We believe that our material property holdings are suitable for our current operations and purposes.

ITEM 3. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Select Market under the NASDAQ symbol “ACAT.” Quotations below represent the high and low quarterly sale prices as reported by NASDAQ during fiscal 2016 and 2015.

	2016		2015
	High	Low	High	Low
First quarter	$39.00	$30.75	$48.41	$31.95
Second quarter	34.44	22.15	40.59	34.51
Third quarter	25.60	15.44	35.75	30.11
Fourth quarter	$19.82	$8.90	$39.72	$26.00

As of May 20, 2016, we had approximately 273 stockholders of record, including the nominee of Depository Trust Company which held 12,761,456 shares of common stock.

Cash Dividends Paid

Our Board of Directors considers our cash position and projected cash needs in regards to our dividend policy. In January 2016, the Board of Directors voted to suspend our quarterly cash dividend in order to preserve cash for continued investment in our growth initiatives. The table below represents the dividends paid by quarter during fiscal 2016 and 2015 ($ in thousands):

	2016	2015
First quarter	$1,635	$1,617
Second quarter	1,640	1,624
Third quarter	1,642	1,624
Fourth quarter	—	1,635

Total cash dividends paid	$4,917	$6,500

For information about our dividend policy and restrictions imposed by our credit facility on our ability to declare and pay dividends, refer to the discussion under the heading “Dividends” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	—	$—	$25,921,057
February 1, 2016 - February 29, 2016	—	—	25,921,057
March 1, 2016 - March 31, 2016	972	16.80	25,904,727

Total	972	$16.80	$25,904,727

(1)	All shares purchased were under the share repurchase program.

Performance Graph

The graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years to the Standard & Poor’s 500 Index, and to the Recreational Vehicles Index prepared by Hemscott, Inc., of which we are a component. The graph assumes an investment of $100 at the close of business on March 31, 2011, and the reinvestment of all dividends and has been adjusted to reflect stock splits. The performance graph is not necessarily indicative of future investment performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Arctic Cat Inc., the S&P 500 Index

and Hemscott—Recreational Vehicles Index

Assumes $100 invested on March 31, 2011

Fiscal year ended March 31,

	2011	2012	2013	2014	2015	2016
Arctic Cat Inc.	$100.00	$275.50	$281.03	$309.77	$238.71	$112.02
S&P 500 Index	100.00	108.54	123.69	150.73	169.92	172.95
Hemscott—Recreational Vehicles Index	$100.00	$125.33	$148.83	$207.03	$201.70	$170.02

*$100 invested on 3/31/11 in stock or index, including reinvestment of dividends.

Fiscal year ending March 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

OPERATING STATEMENT DATA:
Years ended March 31,	2016	2015	2014	2013	2012
($ in thousands, except per share amounts)
Net sales
Snowmobile and ATV/ROV units	$534,600	$584,873	$615,608	$563,464	$477,329
Parts, garments and accessories	98,295	113,883	114,883	108,124	107,939

Total net sales	632,895	698,756	730,491	671,588	585,268

Cost of goods sold
Snowmobile and ATV/ROV units	476,194	505,383	506,707	450,291	388,523
Parts, garments and accessories	66,034	73,924	72,705	70,401	66,126

Total cost of goods sold	542,228	579,307	579,412	520,692	454,649

Gross profit	90,667	119,449	151,079	150,896	130,619
Operating expenses
Selling and marketing	43,714	39,656	38,028	37,402	36,549
Research and development	27,162	24,341	23,998	20,693	17,862
General and administrative	36,005	48,914	28,557	32,087	30,318

Total operating expenses	106,881	112,911	90,583	90,182	84,729

Operating profit (loss)	(16,214)	6,538	60,496	60,714	45,890
Interest income	15	25	30	49	86
Interest expense	(848)	(353)	(122)	(84)	(8)

Earnings (loss) before income taxes	(17,047)	6,210	60,404	60,679	45,968
Income tax expense (benefit)	(7,860)	1,290	21,000	20,934	16,027

Net earnings (loss)	$(9,187)	$4,920	$39,404	$39,745	$29,941

Net earnings (loss) per share
Basic	$(0.71)	$0.38	$2.97	$3.02	$1.79
Diluted	$(0.71)	$0.38	$2.90	$2.89	$1.72
Cash dividends per share	$0.38	$0.50	$0.40	$—	$—

Weighted average shares outstanding
Basic	12,995	12,926	13,275	13,155	16,721
Diluted	12,995	13,089	13,598	13,761	17,458

BALANCE SHEET DATA:
As of March 31,	2016	2015	2014	2013	2012
($ in thousands)
Cash and short-term investments	$17,730	$41,262	$82,532	$112,807	$62,597
Working capital	105,017	123,875	136,755	132,052	98,825
Total assets	317,894	315,411	342,294	306,145	255,416
Debt, including current portion	—	—	—	—	—
Shareholders’ equity	167,391	180,371	185,043	174,472	138,472

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Results of Operations

Executive Overview

Fiscal 2016 net sales decreased 9.4% to $632.9 million from $698.8 million in fiscal 2015. Fiscal 2016 net loss was $9.2 million, or $0.71 per share, compared to net earnings of $4.9 million or $0.38 per diluted share in fiscal 2015.

We faced a difficult environment in fiscal 2016, which included foreign currency headwinds, a lack of snowfall in key regions that constrained snow-related sales, and a softening powersports market. A competitive retail environment also led to higher spending than planned on promotional programs, particularly in ATVs and ROVs.

Despite these challenges, we continued to execute well on our strategies. We further strengthened and expanded our dealer base. We activated sales through important marketing sponsorships with Robby Gordon and our new event marketing team. We also continued to maintain tight inventory control to allow a return to greater wholesale and retail growth of new products in fiscal 2017.

Our key strategies to reinvigorate growth include: dramatically improving Arctic Cat’s dealer network; ramping up end-user focused new products; pursuing strategic partnerships; and creating a brand marketing powerhouse.

We face continued challenges in fiscal 2017, with a soft powersports marketplace and foreign currency headwinds. We will continue to pursue our long-term strategies to: improve and expand our dealer network; develop revenue and margin expansion from new products; secure partnerships that extend our distribution channels and product mix; and create a brand marketing powerhouse. We have made progress in each of these areas and expect to build further momentum going forward. We will continue to balance the investments needed for revenue and margin growth with a keen focus on continuously improving our efficiency in a difficult macroeconomic environment.

For the fiscal year ending March 31, 2017, we estimate full-year net sales in the range of $635 million to $655 million, assuming a favorable foreign currency exchange impact on sales and gross profit in the range of $2 million to $5 million. We expect fiscal 2017 full-year net earnings to range from a loss of $0.39 per share to earnings of $0.08 per diluted share. Foreign currency exchange headwinds in fiscal 2017, primarily driven by the year-over-year impact of foreign currency exchange hedge losses, are estimated to reduce net earnings in the range of $0.42 to $0.53 per diluted share compared to fiscal 2016. We expect fiscal 2017 net sales to be down 8% to 12% in the first and second quarters, as we continue efforts to improve dealer inventory and prepare to launch new products. We anticipate our fiscal 2017 sales and earnings performance will be lowest in the first quarter. We expect stronger financial results in the second half of the fiscal year to be driven by new product launches that will begin in the fiscal 2017 third quarter, with the majority of new products to be launched in the fiscal 2017 fourth quarter.

Our focus over the next year is to rebuild and reposition Arctic Cat for a return to long-term growth. We are confident in our strategic plans to turn the business around. Despite the challenges, we see tremendous opportunities to improve our operations, expand gross margins and enhance financial performance over time.

Product Line Sales

	Year Ended March 31,
($ in thousands)	2016	Percent of Net Sales	2015	Percent of Net Sales	Change 2016 vs. 2015	2014	Percent of Net Sales	Change 2015 vs. 2014
Snowmobile	$258,788	40.9%	$300,731	43.0%	(13.9)%	$282,442	38.7%	6.5%
ATV/ROV	275,812	43.6%	284,142	40.7%	(2.9)%	333,166	45.6%	(14.7)%
PG&A	98,295	15.5%	113,883	16.3%	(13.7)%	114,883	15.7%	(0.9)%

Total net sales	$632,895	100.0%	$698,756	100.0%	(9.4)%	$730,491	100.0%	(4.3)%

During fiscal 2016, net sales decreased 9.4% to $632.9 million from $698.8 million in fiscal 2015, primarily driven by lower sales volume and an unfavorable foreign currency exchange rate impact of $31.5 million. Snowmobile sales decreased by 13.9% primarily due to a decrease in international sales to Russia and unfavorable foreign currency exchange rates. ATV/ROV sales decreased 2.9% due to unfavorable foreign currency exchange rates. PG&A sales decreased 13.7% primarily due to a decline in volume driven by low snowfall in key regions and unfavorable foreign currency exchange rates, partially offset by sales from Motorfist.

During fiscal 2015, net sales decreased 4.3% to $698.7 million from $730.5 million in fiscal 2014. Snowmobile unit volume increased 8.6%, ATV unit volume decreased 8.2%, and PG&A sales decreased $1.0 million or 0.9%. The decrease in net sales was driven by decreased net sales in core ATVs. Although snowmobile unit volume increased 8.6%, snowmobile net sales increased only 6.5% due to increased sales of lower priced snowmobile models built for Yamaha and a weaker Canadian dollar.

Cost of Goods Sold

	Year Ended March 31,
($ in thousands)	2016	Percent of Total Cost of Goods Sold	2015	Percent of Total Cost of Goods Sold	Change 2016 vs. 2015	2014	Percent of Total Cost of Goods Sold	Change 2015 vs. 2014
Snowmobiles and ATV/ROV units	$476,194	87.8%	$505,383	87.2%	(5.8)%	$506,707	87.5%	(0.3)%
PG&A	66,034	12.2%	73,924	12.8%	(10.7)%	72,705	12.5%	1.7%

Total cost of goods sold	$542,228	100.0%	$579,307	100.0%	(6.4)%	$579,412	100.0%	0.0%

During fiscal 2016, cost of goods sold decreased 6.4% to $542.2 million from $579.3 million for fiscal 2015. Fiscal 2016 snowmobile and ATV unit cost of goods sold decreased 5.8% to $476.2 million from $505.4 million. The decrease in cost of goods sold for units was driven by lower sales volume and the unfavorable foreign currency exchange impact contributed to the increase in unit cost of goods sold as a percentage of net sales. The fiscal 2016 cost of goods sold for parts, garments and accessories decreased to $66.0 million from $73.9 million for fiscal 2015 due primarily to lower sales volume.

Fiscal 2015 cost of goods sold was essentially flat at $579.3 million compared with $579.4 million for fiscal 2014. Fiscal 2015 snowmobile and ATV unit cost of goods sold decreased 0.3% to $505.4 million from $506.7 million. The unit cost of goods sold as a percentage of sales increased to 86.4% from 82.3% primarily due to anticipated lower selling prices on snowmobile models built for Yamaha, product mix, the ATV warranty recall, the core ATV inventory reduction program, and a weaker Canadian dollar. The fiscal 2015 cost of goods sold for PG&A increased to $73.9 million from $72.7 million for fiscal 2014 due primarily to product mix and a higher volume of products at reduced selling prices.

Gross Profit

	Year Ended March 31,
($ in thousands)	2016	2015	Change 2016 vs. 2015	2014	Change 2015 vs. 2014
Gross profit	$90,667	$119,449	(24.1)%	$151,079	(20.9)%
Percentage of net sales	14.3%	17.1%	(2.8)%	20.7%	(3.6)%

Gross profit decreased 24.1% to $90.7 million in fiscal 2016 from $119.4 million in fiscal 2015. The gross profit percentage for fiscal 2016 decreased to 14.3% compared with 17.1% in fiscal 2015. The decrease in the fiscal 2016 gross profit was primarily due to the $31.5 million unfavorable impact of foreign currency exchange rates and lower sales volume. These decreases were partially offset by the absence of the $5.3 million product warranty recall in fiscal 2015, which did not recur in fiscal 2016.

Gross profit decreased 20.9% to $119.4 million in fiscal 2015 from $151.1 million in fiscal 2014. The gross profit percentage for fiscal 2015 decreased to 17.1% versus 20.7% in fiscal 2014. The decrease in the fiscal 2015 gross profit percentage was primarily due to lower gross margins on snowmobile models built for Yamaha, product mix, the ATV warranty recall, the core ATV inventory reduction program, and a weaker Canadian dollar.

Operating Expenses

	Year Ended March 31,
($ in thousands)	2016	2015	Change 2016 vs. 2015	2014	Change 2015 vs. 2014
Selling and marketing	$43,714	$39,656	10.2%	$38,028	4.3%
Research and development	27,162	24,341	11.6%	23,998	1.4%
General and administrative	36,005	48,914	(26.4)%	28,557	71.3%

Total operating expenses	$106,881	$112,911	(5.3)%	$90,583	24.6%

Percentage of net sales	16.9%	16.2%		12.4%

Selling and marketing expenses increased 10.2% to $43.7 million in fiscal 2016 from $39.7 million in fiscal 2015, primarily due to increased ATV dealer show expenses, brand marketing initiatives and increased compensation costs. Research and development expenses increased 11.6% to $27.2 million in fiscal 2016 compared to $24.3 million in fiscal 2015, due primarily to increased ATV/ROV research and development activities. General and Administrative expenses decreased 26.4% to $36.0 million in fiscal 2016 from $48.9 million in fiscal 2015, due primarily to a decrease in legal costs, gains from foreign currency hedging and the absence of executive transition costs incurred in fiscal 2015.

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

Other Income (Expense)

We recognized an immaterial amount of interest income in fiscal 2016, 2015 and 2014. Interest expense increased to $0.8 million during fiscal 2016 from $0.3 million in fiscal 2015. The increase in interest expense during fiscal 2016 was primarily due to an increase in borrowings under our line of credit and the borrowings being outstanding for a longer period of time than in the prior year. Interest expense increased to $0.3 million in fiscal 2015 from $0.1 million in fiscal 2014. The increase in interest expense during fiscal 2015 was primarily due an increase in borrowings under our line of credit compared to fiscal 2014.

Income Tax Expense (Benefit)

In fiscal 2016, we recognized an income tax benefit of $7.9 million compared to the income tax expense of $1.3 million in fiscal 2015, primarily due to the $17.0 million pre-tax loss incurred in fiscal 2016 compared to $6.2 million of pre-tax earnings in fiscal 2015. The effective tax rate (ETR) was 46.0% and 20.8% in fiscal 2016 and 2015, respectively. The increase in the ETR was due to having a pre-tax loss in fiscal 2016 compared to pre-tax earnings in fiscal 2015, as the beneficial impact of discrete items increases when a pre-tax loss exists. We recognized income tax expense of $21.0 million in fiscal 2014. The decrease in fiscal 2015 compared to fiscal 2014 was due to a decrease in pre-tax earnings and a lower ETR in fiscal 2015. The ETR was 20.8% in fiscal 2015 compared to 34.8% in fiscal 2014. The decrease in the ETR in fiscal 2015 was due to the lower pre-tax earnings, as discrete items have a greater impact on the ETR when pre-tax earnings are lower.

Net Earnings (Loss)

Fiscal 2016 net loss was $9.2 million compared with net earnings of $4.9 million in fiscal 2015. The decrease from fiscal 2015 is due to lower sales and gross profit, which was only partially offset by a decrease in operating expenses. Fiscal 2015 net earnings were $4.9 million compared with net earnings of $39.4 million in fiscal 2014. The decrease in net earnings in fiscal 2015 is attributable to lower gross profit and an increase in operating expenses.

Liquidity and Capital Resources

We closely manage our liquidity and capital resources. Our liquidity requirements depend on a number of variables, including the level of investment to support our business strategies, the performance of our business, capital expenditures and working capital requirements. Capital expenditures are a significant use of our capital resources. These investments are intended to enable sales growth in new and expanding markets, help us to meet product demand and increase our manufacturing efficiencies and capacity.

The seasonality of our production cycles generates significant fluctuations in our working capital requirements during the year. Historically, we have financed our working capital requirements out of available cash balances at the beginning and end of the production cycle and with borrowings under our line of credit during the middle of the cycle. We believe current available cash and cash generated from operations, together with working capital financing through our available line of credit, will provide sufficient funds to finance operations on a short and long-term basis and for at least the next 12 months. However, there can be no assurance that adequate working capital financing arrangements will remain available or that the costs and other terms of such new financing arrangements will not be significantly less favorable to us than has historically been available.

Working Capital

The following table represents net sales and ending inventories by each quarter in the fiscal years ended March 31, 2016 and 2015.

($ in thousands)	First	Second	Third	Fourth	Total
2016 Net sales:
Snowmobile	$58,231	$109,918	$83,113	$7,526	$258,788
ATV/ROV	52,874	70,758	60,022	92,158	275,812
PG&A	23,276	30,481	22,865	21,673	98,295

Total net sales	$134,381	$211,157	$166,000	$121,357	$632,895

Inventories	$169,543	$171,267	$146,538	$140,007

2015 Net sales:
Snowmobile	$56,152	$157,791	$81,523	$5,265	$300,731
ATV/ROV	63,826	69,591	83,930	66,795	284,142
PG&A	23,661	35,097	28,282	26,843	113,883

Total net sales	$143,639	$262,479	$193,735	$98,903	$698,756

Inventories	$185,264	$170,084	$144,577	$152,443

Cash Flow

The following table summarizes the cash flows from operating, investing and financing activities for the years ended March 31, 2016, 2015 and 2014 ($ in thousands):

	2016	2015	2014
Total cash provided by (used for):
Operating activities	$19,123	$59,701	$44,179
Investing activities	(37,966)	(30,624)	(24,341)
Financing activities	(4,698)	(8,647)	(33,475)
Effects of exchange rate changes on cash and cash equivalents	1,018	(2,701)	595

Increase (decrease) in cash and cash equivalents	$(22,523)	$17,729	$(13,042)

Operating Activities

In fiscal 2016, cash provided by operating activities decreased $40.6 million, or 68.0%, from fiscal 2015 primarily due to a decrease in cash proceeds from trading securities, as we sold the majority of our short-term investments in fiscal 2015. In addition, cash provided by operating activities decreased in fiscal 2016 due to increased accounts receivable as a result of the timing of sales at the end of fiscal 2016 and a net loss compared to net earnings in fiscal 2015. These decreases were partially offset by cash provided by inventory due to our focus on reducing inventory in fiscal 2016, a decrease in cash used for accounts payable, cash consideration from our dealer floorplan financing agreements and $4.4 million of net cash received from the New Market Tax Credit transaction.

In fiscal 2015, cash provided by operating activities increased $15.5 million, or 35.1%, from fiscal 2014 primarily due to cash proceeds from trading securities, less cash used for inventories and lower accounts receivables in fiscal 2015. These increases were partially offset by a decrease in net earnings and cash used for accounts payable as a result of ending fiscal 2014 with higher-than-normal accounts payable due to timing of payments.

Investing Activities

Cash used in investing activities in fiscal 2016 increased $7.3 million, or 24.0%, from fiscal 2015 due to cash used for purchases of property and equipment primarily resulting from investment in a new paint line in fiscal 2016.

Cash used in investing activities in fiscal 2015 increased $6.3 million, or 25.8%, from fiscal 2014 primarily due to cash used for the acquisition of MotorFist.

Financing Activities

In fiscal 2016, cash used in financing activities decreased $3.9 million, or 45.7%, from fiscal 2015 due to the suspension of our quarterly dividend payment in the fourth quarter of fiscal 2016 and a lower amount of cash utilized for income taxes on net settled option exercises and stock repurchases fiscal 2016 as compared to fiscal 2015.

In fiscal 2015, cash used in financing activities decreased $24.8 million, or 74.2%, from fiscal 2014 due to a reduction in cash used for stock repurchases and income taxes on net settled option exercises during fiscal 2015 as compared to fiscal 2014.

Financing Arrangements

We entered into a $100.0 million senior secured revolving credit agreement in November 2013 for documentary and stand-by letters of credit, working capital needs and general corporate purposes, which amended and restated our prior $60.0 million senior secured revolving credit agreement. The agreement was amended in May 2015 to consent to the formation of MotorFist LLC, a Minnesota limited liability company, and the purchase of certain assets of MotorFist LLC, an Idaho limited liability company, as well as to waive an existing default related to the acquisition and abandonment of intellectual property resulting from the MotorFist acquisition. In March 2016, we further amended the agreement to extend the maturity date of the credit facility from November 2017 to March 2021 and increase our maximum permissible borrowings from $100.0 million to $130.0 million during May through November and from $50.0 million to $75.0 million during all other months of the fiscal year. The amount of permissible borrowings under the credit facility are dependent upon adequate levels of underlying collateral. No borrowings were outstanding under the credit facility as of March 31, 2016. The total letters of credit issued at March 31, 2016 were $3.5 million.

We have agreements with Wells Fargo Commercial Distribution Finance in the United States and TCF Commercial Finance Canada in Canada to provide snowmobile, ATV and ROV floorplan financing for our North American dealers. In addition, we have entered into an agreement with Wells Fargo Commercial Distribution Finance to provide floorplan financing for our dealers in Canada effective June 2016, when our agreement with TCF Commercial Finance Canada expires. These agreements improve our liquidity by financing dealer purchases of products without requiring substantial use of our working capital. We are paid by the floorplan companies shortly after shipment and as part of our marketing programs, we subsidize the floorplan financing of our dealers for certain set time periods depending on the magnitude of qualifying purchases.

The financing agreements require repurchase of repossessed new and unused units and set limits upon our potential liability for annual repurchases. The aggregate potential liability was approximately $68.5 million at March 31, 2016. We have incurred no material losses under these agreements. We believe current available cash and cash generated from operations provide sufficient funding in the event there is a requirement to perform under these guarantee and repurchase agreements. The financing agreements also have loss sharing provisions should any dealer default whereby we share certain losses with the floorplan finance companies. The maximum potential liability to Arctic Cat under these provisions was approximately $2.2 million at March 31, 2016.

Dividends

Our Board of Directors considers our cash position and projected cash needs in regards to our dividend policy. Cash dividends were paid and declared quarterly from 1995 through the third quarter of fiscal 2009, at which point we suspended the quarterly cash dividend. In May 2013, we reinstated the quarterly cash dividend at $0.10 per share, and we increased the quarterly cash dividend to $0.125 per share in May 2014. In January 2016, the Board of Directors voted to suspend our quarterly cash dividend in order to preserve cash for continued investment in our growth initiatives. While our Board of Directors has discretion to resume payment of cash dividends at any time, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We declared and paid cash dividends of $4.9 million, $6.5 million and $5.3 million in fiscal 2016, 2015 and 2014, respectively.

Our credit facility restricts our ability to declare and pay cash dividends if our borrowings exceed certain thresholds. For information regarding the restrictions imposed by our credit facility, see Item 9B, Other Information, of this Annual Report on Form 10-K.

Contractual Obligations

Arctic Cat has obligations under non-cancelable operating lease contracts and purchase obligations. The following table summarizes our significant future contractual obligations at March 31, 2016 ($ in millions):

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Operating lease obligations (1)	$15.6	$1.5	$2.6	$2.4	$9.1
Purchase obligations (2)	45.1	45.1	—	—	—

Total contractual obligations	$60.7	$46.6	$2.6	$2.4	$9.1

(1)	See Note 6, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.
(2)	We have outstanding purchase obligations with suppliers and vendors at March 31, 2016 for raw materials and other supplies and services as part of the normal course of business

Critical Accounting Policies

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates and such differences could be material. Arctic Cat’s significant accounting policies are described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. We believe the following are the most critical accounting policies that could have an effect on our reported results. These critical accounting policies and estimates have been reviewed with the Audit Committee of the Board of Directors.

Revenue Recognition

We recognize revenue and provide for estimated marketing and sales incentive costs when products are shipped to dealers and distributors pursuant to their order, the price is fixed and collection is reasonably assured. Historically, product returns, whether in the normal course of business or resulting from repurchases made under the floorplan financing program, have not been material. However, we have agreements with dealer floorplan finance companies to repurchase products repossessed up to certain limits. Our financial exposure to repurchase products is limited to the difference between the amount paid to the finance company and the resale value of the repossessed products. No material losses have been incurred under these agreements; however, adverse changes in retail sales could cause this situation to change.

Marketing and Sales Incentive Costs

We provide for various marketing and sales incentive costs that are offered to our dealers and consumers at the later of when the revenue is recognized or when the marketing and sales incentive program is approved and communicated. Examples of these costs, which are recognized as a reduction of revenue when the products are sold, include dealer and consumer rebates, dealer floorplan financing assistance and other incentive and promotion programs. Sales incentives that involve a free product or service delivered to the consumer, such as extended warranties, are recorded as a component of cost of goods sold.

We estimate the costs of these various marketing and sales incentive programs based on expected usage considering current program parameters, historical experience, dealer inventory levels, the terms of arrangements with dealers and expectations for changes in relevant trends in the future. Adverse market conditions resulting in lower than expected retail sales or the matching of competitor programs could cause accrued marketing and sales incentive costs to materially increase if we authorize and communicate new programs to our dealers. The accrual for marketing and sales incentive costs at March 31, 2016 and 2015 was $9.1 million and $14.5 million, respectively, and is included in accrued expenses in our Consolidated Balance Sheet. To the extent current experience differs from previous estimates the accrued liability for marketing and sales incentives is adjusted accordingly.

Goodwill

Goodwill is not amortized but is tested for impairment annually during the fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount.

We test goodwill for impairment at the reporting unit level, which is one level below the operating segment level, using a two-step quantitative approach. The first step involves comparing the fair value of a reporting unit with its carrying value. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. These estimates are also subject to significant management judgment, including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The carrying value of goodwill was $3.3 million at March 31, 2016, which related entirely to our PG&A operating segment. In fiscal 2016, we determined there was an excess of fair value over carrying value. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material. See Note 1, Summary of Significant Accounting Policies, and Note 4, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further discussion of goodwill.

Long-Lived and Definite-Lived Intangible Assets

We review our long-lived and definite-lived intangible assets (individually or in a related asset group as appropriate) for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable from future cash flows attributable to the assets. An impairment charge for long-lived and definite-lived intangible assets is recognized only when the estimated fair value of an asset or asset group is less than its carrying amount.

In conducting the review of long-lived and definite-lived intangible assets for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of any individual asset or asset group is less than its carrying amount. Asset groups are determined based on the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of other assets and liabilities. In conducting the initial qualitative assessment, we analyze actual and projected growth trends for net sales, gross margin, and earnings for each asset or asset group, as well as historical versus planned performance and other macroeconomic and business conditions that could potential impact financial results. The determination of whether a triggering event has occurred is subject to significant management judgment, including at which point a triggering event has occurred when the relevant adverse factors persist over extended periods.

If we conclude that the qualitative test indicates an impairment of long-lived or definite-lived intangible assets may exist, a quantitative test for impairment is performed. We test long-lived and definite-lived intangible assets for impairment by comparing the carrying values of the individual asset or asset group to the estimated undiscounted future cash flows. If the sum of the estimated undiscounted future cash flows is less than the carrying value of the long-lived or definite-lived intangible asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to its estimated fair value, which is typically based on estimated discounted future cash flows. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable asset, the new cost basis is depreciated over the remaining useful life of that asset. These estimates are subject to significant management judgment including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates. If actual results are not consistent with our estimates and assumptions, we may be exposed to impairments that could be material.

Product Warranties

We generally provide a limited warranty to the owner of snowmobiles for 12 months from the date of consumer registration and for six months from the date of consumer registration on ATVs and ROVs. We may provide longer warranties in certain geographical markets as determined by local regulations and market conditions, as well as related to certain promotional programs. Our limited warranties require us, or our dealers, to repair or replace defective parts or products during the warranty periods at no cost to the end consumers. We provide for estimated warranty costs at the time of sale to the dealer or distributor based on historical rates and trends and make subsequent adjustments to our estimate as actual claims become known or the amounts are determinable. The accrual for warranty costs was $24.8 million and $23.1 million at March 31, 2016 and 2015, respectively. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, adverse changes in actual warranty costs compared to our initial estimates could cause accrued warranty costs to materially change.

Inventories

We value our inventories at the lower of cost or market, with cost determined using the first-in, first-out method. Our inventories consist of materials and products that are subject to changes in our planned production of future snowmobile and ATV/ROV products and competitive market conditions which may cause lower of cost or market adjustments to our finished goods inventory. We periodically assess inventories for obsolescence and potential excess. This assessment is based primarily on assumptions and estimates regarding future production demands, anticipated changes in technology or design, and historical and expected future sales patterns. If market conditions or future demand are less favorable than our current expectations, additional inventory write-downs or reserves may be required, which could have an adverse effect on our reported results in the period the adjustments are made. Inventory items that are identified as obsolete or excess are reserved on our Consolidated Balance Sheet. Management believes the reserve balances are adequate; however, if actual outcomes are different than we anticipated, we may be exposed to losses or gains that could be material.

Product Liability and Litigation

We are subject to product liability and intellectual property claims, as well as other litigation in the normal course of business. We maintain insurance for product liability claims although we retain a self-insured retention accrual within the Consolidated Balance Sheet caption “Insurance” within accrued expenses. The estimated costs resulting from any losses not covered by insurance are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.

We utilize historical trends and other analysis to assist in determining the appropriate loss reserve estimate. Though management believes the product liability reserves are adequate and appropriate, adverse changes in the final determination of product liability or other claims made against us could have a material impact on our financial condition or results of operations.

Certain Information Concerning Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Forward-Looking Statements

This Annual Report on Form 10-K, as well as our annual report to shareholders and future filings with the Securities and Exchange Commission, our press releases and oral statements made with the approval of an authorized executive officer, contain not only historical information, but also forward-looking statements that reflect our current views with respect to future events and financial performance and are intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “anticipate,” “believe,” “estimate” “expect,” “intend,” “plan,” and other expressions that indicate future events and trends identify forward-looking statements, including statements related to our fiscal 2017 outlook, business strategy, market position and product development. In particular, these include, among others, statements relating to our anticipated capital expenditures and capital improvement programs, research and development expenditures, strategic partnerships, product introductions and demand, the effect of weather conditions and dealer ordering processes on our net sales, legal proceedings, our expectations regarding financing arrangements, our wholesale and retail sales and market share expectations, performance opportunities, inventory levels, industry wholesale and retail sales and demand expectations, depreciation and amortization expense, dividends, the effect of foreign currency exchange rates, sufficiency of funds to finance our operations and capital expenditures, raw material and component supply expectations, adequacy of insurance, and the effect of regulations on us and our industry and our compliance with such regulations. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to the risk factors described in Item 1A, Risk Factors, of this Annual Report on Form 10-K.

We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates and Interest Rates

Sales to Canadian dealers are made in Canadian dollars. During fiscal 2016, sales to Canadian dealers comprised 27.6% of total net sales. During fiscal 2016, the exchange rate fluctuation between the U.S. dollar and the Canadian dollar reduced operating income by approximately $25.8 million compared to a reduction of approximately $15.2 million in fiscal 2015. During fiscal 2016, we utilized cash flow hedges to mitigate the variability in Canadian exchange rate changes relating to Canadian dollar fund transfers to the United States. As of March 31, 2016, we had notional Canadian dollar (“CAD”) denominated cash flow hedges of approximately $87.9 million U.S. dollars (“USD”) with a weighted average contract exchange rate of 1.3567 CAD to USD. The fair values of the CAD contracts at March 31, 2016 represent an unrealized gain of $3.8 million. To monitor our Canadian currency exchange rate risks, we use sensitivity analysis, which measures the effect of devaluation of the Canadian dollar. A ten percent fluctuation in the currency rates as of March 31, 2016 would have resulted in a change in the fair value of the Canadian dollar hedge contracts of approximately $8.8 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

Sales to European on-road ATV dealers and distributors are made in Euros. During fiscal 2016, sales to European on-road ATV dealers comprised 9.9% of total net sales. The exchange rate fluctuation between the U.S. dollar and the Euro had a negative impact of $3.3 million on operating profit during fiscal 2016.

During fiscal 2016, approximately 8.7% of our total cost of goods sold was purchased from Japanese yen denominated suppliers. The majority of these purchases were made from Suzuki and Yamaha for engines for our snowmobiles. We have an agreement with Suzuki for snowmobile engine purchases to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen above and below a fixed range contained in the agreement. During fiscal 2016, the exchange rate fluctuation between the U.S. dollar and the Japanese yen had a modest positive impact on our operating results.

We are a party to a secured bank line of credit arrangement under which we currently may borrow up to an aggregate of $130.0 million. The amount of permissible borrowings under the credit facility are dependent upon adequate levels of underlying collateral. The total letters of credit issued, under this arrangement, at March 31, 2016 were $3.5 million. Interest is charged at variable rates based on either LIBOR or the prime rate. Because the interest rate risk related to the line of credit is not deemed to be significant, we do not actively manage this exposure.

Commodity Risk and Inflation

We are subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, petroleum based resins, and various fuels. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally purchase these commodities and components based upon current market prices that are established with the vendor in conjunction with the purchase process. We generally attempt to obtain firm pricing from the majority of our suppliers for volumes consistent with planned production. Inflation historically has not significantly impacted our business. We generally have been able to offset the impact of increasing costs through a combination of productivity gains and product price increases.

To the extent that commodity prices increase and we do not have firm pricing established with our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase the selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity costs. We intend to continue to closely monitor commodity and component prices that affect our product lines and we anticipate average prices paid for commodities and components to be equivalent in fiscal 2017 as compared to fiscal 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, for Arctic Cat Inc. and its subsidiaries. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Arctic Cat; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of Arctic Cat are being made only in accordance with authorizations of management and directors of Arctic Cat; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this evaluation, our management used the criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2016.

Our internal control over financial reporting as of March 31, 2016 has been audited by Grant Thornton LLP, as stated in their report included elsewhere herein.

Signature	Date
/s/ CHRISTOPHER T. METZ	May 27, 2016
Christopher T. Metz President and Chief Executive Officer (principal executive officer)

/s/ CHRISTOPHER J. EPERJESY	May 27, 2016
Christopher J. Eperjesy Chief Financial Officer (principal financial officer)

Further discussion of our internal controls and procedures is included in Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Arctic Cat Inc.

We have audited the internal control over financial reporting of Arctic Cat Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of March 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2016, and our report dated May 27, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

May 27, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Arctic Cat Inc.

We have audited the accompanying consolidated balance sheets of Arctic Cat Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arctic Cat Inc. and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 27, 2016, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

May 27, 2016

ARCTIC CAT INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share amounts)

	March 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$17,730	$40,253
Short-term investments	—	1,009
Accounts receivable, less allowances	35,760	25,067
Inventories	140,007	152,443
Prepaid expenses	6,456	5,363
Income taxes receivable	11,765	5,151
Deferred income taxes	17,229	13,050
Other current assets	100	3,628

Total current assets	229,047	245,964
Property and equipment
Machinery, equipment and tooling	214,372	194,074
Land, buildings and improvements	33,259	30,004

	247,631	224,078
Less accumulated depreciation	166,144	161,210

	81,487	62,868
Goodwill	3,342	3,342
Intangible assets, net	2,855	3,237
Other assets	1,163	—

	$317,894	$315,411

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$72,012	$70,257
Accrued expenses:
Marketing	9,087	14,495
Compensation	5,634	4,429
Warranties	24,809	23,062
Insurance	3,538	4,383
Other	8,950	5,463

Total current liabilities	124,030	122,089
Deferred income taxes	13,193	9,716
Other liabilities	13,280	3,234
Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock—Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $.01; 37,440,000 shares authorized; shares issued and outstanding: 13,038,249 at March 31, 2016 and 12,949,702 at March 31, 2015	130	130
Additional paid-in-capital	6,105	1,940
Accumulated other comprehensive loss	(10,184)	(7,142)
Retained earnings	171,340	185,444

Total shareholders’ equity	167,391	180,372

	$317,894	$315,411

The accompanying notes are an integral part of these consolidated financial statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share amounts)

	Years ended March 31,
	2016	2015	2014
Net sales
Snowmobile and ATV/ROV units	$534,600	$584,873	$615,608
Parts, garments, and accessories	98,295	113,883	114,883

Total net sales	632,895	698,756	730,491

Cost of goods sold
Snowmobile and ATV/ROV units	476,194	505,383	506,707
Parts, garments, and accessories	66,034	73,924	72,705

Total cost of goods sold	542,228	579,307	579,412

Gross profit	90,667	119,449	151,079
Operating expenses
Selling and marketing	43,714	39,656	38,028
Research and development	27,162	24,341	23,998
General and administrative	36,005	48,914	28,557

Total operating expenses	106,881	112,911	90,583

Operating profit (loss)	(16,214)	6,538	60,496
Other income (expense)
Interest income	15	25	30
Interest expense	(848)	(353)	(122)

Total other expense	(833)	(328)	(92)

Earnings (loss) before income taxes	(17,047)	6,210	60,404
Income tax expense (benefit)	(7,860)	1,290	21,000

Net earnings (loss)	$(9,187)	$4,920	$39,404

Net earnings (loss) per share
Basic	$(0.71)	$0.38	$2.97

Diluted	$(0.71)	$0.38	$2.90

Weighted average shares outstanding (in thousands)
Basic	12,995	12,926	13,275

Diluted	12,995	13,089	13,598

The accompanying notes are an integral part of these consolidated financial statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in thousands)

	Years ended March 31,
	2016	2015	2014
Net earnings (loss)	$(9,187)	$4,920	$39,404
Other comprehensive income (loss):
Foreign currency translation adjustments	1,387	(7,311)	2,297
Unrealized gain (loss) on derivative instruments, net of tax	(4,429)	2,279	(241)

Comprehensive income (loss)	$(12,229)	$(112)	$41,460

The accompanying notes are an integral part of these consolidated financial statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in thousands, except per share amounts)

Years ended March 31,	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balances at March 31, 2013	13,204	$132	$10,945	$(4,166)	$167,561	$174,472
Exercise of stock options	617	6	9,701	—	—	9,707
Tax benefits from stock options exercised	—	—	7,499	—	—	7,499
Repurchase of common stock	(959)	(9)	(30,729)	—	(14,624)	(45,362)
Restricted stock awards and units	21	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,584	—	—	2,584
Net earnings	—	—	—	—	39,404	39,404
Unrealized loss on derivative instruments, net of tax	—	—	—	(241)	—	(241)
Foreign currency adjustment	—	—	—	2,297	—	2,297
Dividends ($0.40 per share)	—	—	—	—	(5,317)	(5,317)

Balances at March 31, 2014	12,883	129	—	(2,110)	187,024	185,043
Exercise of stock options	95	1	1,451	—	—	1,452
Tax benefits from stock options exercised	—	—	287	—	—	287
Repurchase of common stock Repurchase of common stock	(83)	(1)	(3,158)	—	—	(3,159)
Restricted stock awards and units	57	1	(727)	—	—	(726)
Restricted stock forfeited	(3)	—	—	—	—	—
Stock-based compensation expense	—	—	4,087	—	—	4,087
Net earnings	—	—	—	—	4,920	4,920
Unrealized gain on derivative instruments, net of tax	—	—	—	2,279	—	2,279
Foreign currency adjustment	—	—	—	(7,311)	—	(7,311)
Dividends ($0.50 per share)	—	—	—	—	(6,500)	(6,500)

Balances at March 31, 2015	12,949	130	1,940	(7,142)	185,444	180,372
Exercise of stock options	38	—	582	—	—	582
Tax benefits from stock options exercised	—	—	(221)	—	—	(221)
Repurchase of common stock	(5)	—	(136)	—	—	(136)
Restricted stock awards and units	58	—	(292)	—	—	(292)
Restricted stock forfeited	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	4,232	—	—	4,232
Net loss	—	—	—	—	(9,187)	(9,187)
Unrealized loss on derivative instruments, net of tax	—	—	—	(4,429)	—	(4,429)
Foreign currency adjustment	—	—	—	1,387	—	1,387
Dividends ($0.38 per share)	—	—	—	—	(4,917)	(4,917)

Balances at March 31, 2016	13,038	$130	$6,105	$(10,184)	$171,340	$167,391

The accompanying notes are an integral part of these consolidated financial statements.

ARCTIC CAT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Years ended March 31,
	2016	2015	2014
Cash flows from operating activities
Net earnings (loss)	$(9,187)	$4,920	$39,404
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	19,767	15,509	14,189
Loss on the disposal of assets	—	51	3
Deferred income taxes	1,613	1,489	6,076
Stock-based compensation expense	4,294	4,087	2,584
Proceeds from new market tax credit, net of deferred costs	4,403	—	—
Changes in operating assets and liabilities:
Trading securities	1,009	58,999	17,232
Accounts receivable	(10,221)	14,813	(10,949)
Inventories	13,320	(14,024)	(42,159)
Accounts payable	872	(21,617)	26,768
Accrued expenses	(3,385)	(188)	(1,264)
Income taxes	(6,694)	(3,494)	(6,931)
Prepaid expenses and other	3,332	(844)	(774)

Net cash provided by operating activities	19,123	59,701	44,179
Cash flows from investing activities:
Purchases of property and equipment	(37,964)	(22,187)	(24,377)
Acquisition of business	—	(8,428)	—
Other	(2)	(9)	36

Net cash used in investing activities	(37,966)	(30,624)	(24,341)
Cash flows from financing activities:
Proceeds from long-term borrowings	293,067	236,760	121,007
Payments on long-term borrowings	(293,067)	(236,760)	(121,007)
Proceeds from issuance of common stock	582	34	185
Payments for income taxes on net-settled option exercises	(292)	(1,897)	(7,652)
Tax benefit from stock option exercises	65	758	7,499
Dividends paid	(4,917)	(6,500)	(5,317)
Repurchase of common stock	(136)	(1,042)	(28,190)

Net cash used in financing activities	(4,698)	(8,647)	(33,475)
Effect of exchange rate changes on cash and cash equivalents	1,018	(2,701)	595

Net increase (decrease) in cash and cash equivalents	(22,523)	17,729	(13,042)
Cash and cash equivalents at beginning of year	40,253	22,524	35,566

Cash and cash equivalents at end of year	$17,730	$40,253	$22,524

Supplemental disclosure of cash payments for:
Income taxes	$168	$3,271	$13,892
Interest	$848	$353	$122

The accompanying notes are an integral part of these consolidated statements.

ARCTIC CAT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless the context otherwise requires, the use of the terms “Arctic Cat,” “we,” “our,” or “us” in these Notes to Consolidated Financial Statements refers to Arctic Cat Inc. and, as applicable, its consolidated subsidiaries.

Description of Business

Arctic Cat designs, engineers, manufactures and markets snowmobiles, all-terrain vehicles (ATVs), recreational off-highway vehicles (“side-by-sides” or “ROVs”) and related parts, garments and accessories (PG&A) under the Arctic Cat® and MotorFist® brand names. We market our products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors in Europe, the Middle East, Asia and other international markets.

Our business is organized into three operating segments based on our product lines: (1) snowmobile; (2) ATV/ROV and (3) PG&A. We aggregate the snowmobile and ATV/ROV segments into one operating segment, as the segments have similar economic characteristics. Accordingly, we have two reportable segments: (1) snowmobiles and ATV/ROV and (2) PG&A. See Note 11, Segment Reporting, for additional detail on our segments.

Basis of Presentation

The consolidated financial statements include the accounts of Arctic Cat Inc. and its consolidated subsidiaries. We also consolidate, regardless of our ownership percentage, variable interest entity’s (“VIE’s”) for which we are deemed to have a controlling financial interest. All intercompany accounts and transactions are eliminated upon consolidation.

When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is a VIE, and if we are deemed to be a primary beneficiary. As a part of our evaluation, we are required to qualitatively assess if we are the primary beneficiary of the VIE based on whether we hold the power to direct those matters that most significantly impacted the activities of the VIE and the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant. Refer to Note 12, New Market Tax Credit Transaction, for a description of the VIE included in our consolidated financial statements.

In preparing the accompanying consolidated financial statements, we evaluated the period from April 1, 2016, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Use of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements. We base our estimates on historical experience and on other various assumptions believed to be reasonable under the circumstances. We believe that such estimates are established using consistent, reasonable and appropriate methods. Accordingly, actual results could differ from the estimates used by management.

Reclassifications

Certain prior period Consolidated Balance Sheet and Notes to Consolidated Financial Statement amounts have been reclassified to conform to the fiscal 2016 financial statement presentation. The reclassifications had no effect on previously reported operating results.

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At times, certain bank deposits may be in excess of federally insured limits. As of March 31, 2016 and 2015, Arctic Cat had approximately $7.2 and $19.2 million, respectively, of cash located in foreign banks primarily in Europe and Canada.

Accounts Receivable and Allowance for Uncollectible Accounts

Our accounts receivable balance consists of amounts due from our dealers and finance companies. We extend credit to our dealers based on an evaluation of the dealers’ financial condition. Our collection exposure relating to accounts receivable amounts due from dealer floorplan finance institutions is limited due to the financial strength of the finance institutions and provisions of our existing agreements. Accounts receivable is presented net of an allowance for estimated uncollectible amounts due from our dealers. We estimate uncollectible amounts considering numerous factors, mainly the length of time the receivables are past due, the historical collection experience and existing economic conditions. Our allowance for uncollectible accounts was $1.8 and $1.9 million at March 31, 2016 and 2015, respectively. Account balances are charged off against the allowance when all collection efforts have been exhausted. Amounts which are considered to be uncollectible are written off and recoveries of amounts previously written off are credited to the allowance upon recovery. Accounts receivable amounts written off have been within management’s expectations.

The activity in the allowance for uncollectible accounts for accounts receivable is as follows ($ in thousands):

	2016	2015
Balance at beginning of period	$1,897	$1,988
Provisions charged to expense	40	287
Deductions for amounts written-off	(143)	(378)

Balance at end of period	$1,794	$1,897

Inventories

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Manufacturing costs include materials, labor, freight-in, and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred. Market represents the estimated selling price in the ordinary course of business less cost to sell and considers general market and economic conditions, reviews of current profitability of products, product warranty costs and the effect of current and expected incentive offers as of the balance sheet date. We establish a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to planned production, as well as planned and historical sales of the inventory. Additionally, due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure, nor do our accounting systems provide, a meaningful segregation between raw materials and work-in-process.

Inventories consist of the following at March 31 ($ in thousands):

	2016	2015
Raw materials and sub-assemblies	$35,770	$41,045
Finished goods	64,127	77,763
Parts, garments and accessories	40,110	33,635

	$140,007	$152,443

Losses resulting from the application of lower of cost or market accounting were not material for the years ended March 31, 2016, 2015 and 2014, respectively.

Derivative Instruments and Hedging Activities

We enter into forward exchange contracts to protect against exposure to currency fluctuations on transactions denominated in foreign currencies, namely the Canadian dollar and Japanese yen. The contracts are designated as, and meet the criteria for, cash flow hedges. We do not enter into forward contracts for the purpose of trading or speculative purposes. Derivatives are recognized on the Consolidated Balance Sheets at fair value, and the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (loss), net of tax, and subsequently reclassified into operating expense upon completing transfers of Canadian dollar or Japanese yen funds when the hedged item affects earnings.

Fair Value Measurements

We record certain assets and liabilities at fair value in the financial statements; some of these are measured on a recurring basis while others are measured on a non-recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when required by particular events or circumstances. A fair value hierarchy has been established, which requires classification based on observable and unobservable inputs when measuring fair value. Refer to Note 2, Fair Value Measurements, for additional information.

Property and Equipment, Net

Property and equipment is stated at cost. Major improvements that extend the useful life or add functionality are capitalized and repairs and maintenance cost that are considered not to extend the useful life of the property and equipment are expensed as incurred. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using the straight-line method for all property, equipment and tooling. Tooling is depreciated over the life of the product, generally 3-5 years. Estimated service lives range from 15-39 years for buildings and improvements and 5-15 years for machinery and equipment. Accelerated and straight-line methods are used for income tax reporting. Upon disposal of property and equipment, the cost and accumulated depreciation are removed from the Consolidated Balance Sheets and the resulting gain or loss is reflected in earnings.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment and definite-life intangible assets. We evaluate the carrying value of long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of an asset, or asset group, may not be fully recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by quoted market prices or other valuation techniques (e.g., discounted cash flow analysis) and an accompanying impairment loss is recognized within earnings. Fair value is primarily determined using discounted cash flow analyses; however, other methods may be used to determine the fair value, including third party valuations when necessary. We recognized no impairment of long-lived assets in fiscal years 2016, 2015 and 2014.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. We test goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount.

Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangible assets, but the income approach is utilized for both in determining fair value. We test goodwill and indefinite-lived intangible assets for impairment at the reporting unit level and individual indefinite-lived intangible asset level, respectively. Under the income approach, we calculate the fair value of our four reporting units and indefinite-lived intangible assets using the present value of future cash flows. Individual indefinite-lived intangible assets are tested by comparing the book values of each asset to the estimated fair value. Our estimate of fair value for indefinite-lived intangible assets uses projected revenues from our forecasting process, assumed royalty rates, and a discount rate. Assumptions in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. Materially different assumptions regarding future performance of our businesses or a different weighted-average cost of capital could result in impairment losses or additional amortization expense.

We perform a two-step quantitative test for goodwill impairment. First, we compare the carrying value of a reporting unit, including goodwill, to its fair value. The fair value of each reporting unit is estimated using a discounted cash flow model. Where available, and as appropriate, comparable market multiples and our company’s market capitalization are also utilized to corroborate the results of the discounted cash flow models. If the first step indicates the carrying value exceeds the fair value of the reporting unit, then a second step must be completed in order to determine the amount of goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

Identifiable intangible assets are amortized over their useful lives on a straight-line basis, unless the useful life is determined to be indefinite. The useful life of an identifiable definite-lived intangible asset is based on an analysis of several factors, including contractual, regulatory or legal obligations, demand, competition, and industry trends. Refer to Note 4, Goodwill and Intangible Assets, for additional information.

Product Warranties

We generally provide a limited warranty on snowmobiles for 12 months from the date of consumer registration and for six months from the date of consumer registration on ATVs and ROVs. We may provide longer warranties in certain geographical markets as determined by local regulations and market conditions, as well as related to certain promotional programs. We provide for estimated warranty costs at the time of sale based on historical rates and trends. Subsequent adjustments are made to the warranty reserve as actual claims become known or the amounts are determinable, including costs associated with safety recalls, which may occur after the standard warranty period.

The following represents changes in our accrued warranty liability for the fiscal years 2016, 2015 and 2014 ($ in thousands):

	2016	2015	2014
Balance at beginning of period	$23,062	$19,357	$18,709
Warranty provision	13,864	21,499	16,770
Warranty claim payments	(12,117)	(17,794)	(16,122)

Balance at end of period	$24,809	$23,062	$19,357

Insurance

We are self-insured for certain losses relating to employee medical, workers’ compensation, and certain product liability claims. Specific stop loss coverages are provided for catastrophic claims in order to mitigate our exposure. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated.

Revenue Recognition

We recognize revenue and provide for estimated marketing and sales incentive costs when persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed or determinable; and collectability is reasonably assured. These criteria are generally met when title passes at the time product is shipped to dealers in accordance with shipping terms, which are primarily freight-on-board shipping point. Most sales are made to dealers financing their purchases under flooring arrangements with financial institutions.

At the time of revenue recognition, shipping and handling costs are recorded as a component of costs of goods sold and shipping charges to the dealers are recorded as revenue. Return allowances for parts, garments and accessories are recorded as a reduction of revenue when the revenue is recognized based on our return allowance program and historical experience.

Sales tax collected from customers is remitted to the appropriate taxing jurisdictions and is excluded from sales revenue as we consider ourselves a pass-through conduit for collecting and remitting sales taxes.

Marketing and Sales Incentive Costs

We provide for various marketing and sales incentive costs that are offered to our dealers and consumers at the later of when the revenue is recognized or when the marketing and sales incentive program is approved and communicated for products previously shipped. Examples of these costs, which are recognized as a reduction of revenue when the products are sold, include dealer and consumer rebates, dealer floorplan financing assistance and other incentive and promotional programs. Sales incentives that involve a free product or service delivered to the consumer, such as extended warranties, are recorded as a component of cost of goods sold.

We estimate the costs of these various marketing and sales incentive programs based on expected usage considering current program parameters, historical experience, dealer inventory levels, the terms of arrangements with dealers and expectations for changes in relevant trends in the future. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the current market trends vary from historical trends. To the extent current experience differs with previous estimates, the accrued liability for marketing and sales incentives is adjusted accordingly. Historically, marketing and sales incentive accruals have been within our expectations and differences have not been material.

Dealer Holdback

We provide for a dealer holdback program on product sales to our dealer network. The dealer holdback represents a portion of the invoiced sales price that is held by us and is expected to be subsequently returned to the dealer or distributor as a sales incentive upon the ultimate retail sale of the product to the end customer. Holdback amounts reduce the definitive net price of the products purchased by the dealers or distributors and ultimately reduce the amount of sales we recognize at the time of shipment. At the time product revenue is recognized, the portion of the invoiced sales price estimated as the holdback is accrued for as dealer holdback liability within accounts payable on our balance sheet. If the products subject to the holdback program are sold within the program’s term, we refund the holdback to the dealer. Any remaining holdback balances at the expiration of the program’s term are refunded to the dealer or distributor. Our dealer holdback program liability, included within accounts payable, was $17.2 million and $19.8 million as of March 31, 2016 and 2015, respectively.

Research and Development

Research and development costs and are expensed as incurred. Research and development expense was $27.2 million, $24.3 million and $24.0 million during fiscal 2016, 2015 and 2014, respectively.

Advertising

We expense advertising costs as incurred, except for cooperative advertising obligations arising related to the sale of our products to our dealers. The estimated cost of cooperative advertising, which the dealer is required to support, is recorded as marketing expense at the time the product is sold. Cooperative advertising was $3.0 million, $3.6 million and $3.4 million in fiscal 2016, 2015 and 2014, respectively. Total advertising expense, including cooperative advertising, was $19.5 million, $18.6 million and $17.6 million in fiscal 2016, 2015 and 2014, respectively.

Stock-Based Compensation

Our stock-based compensation awards are generally granted to executive officers, other employees, and non-employee members of the Board of Directors of Arctic Cat (the “Board”), and may include performance share awards that are contingent upon the achievement of performance goals of Arctic Cat. Compensation expense equal to the grant date fair value is recognized for these awards on a straight-line basis over the vesting period and is recorded within general and administrative expense. Refer to Note 7, Shareholders’ Equity, for additional information regarding our stock-based compensation plans.

Foreign Currency

Our activities with Canadian dealers are denominated in Canadian dollars and our activities with European on-road ATV/ROV dealers and distributors are denominated in the Euro. In addition, we have certain supply contracts that are denominated in Japanese yen. Assets and liabilities denominated in foreign currency are translated using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the weighted-average foreign exchange rates in effect for the period. Translation gains and losses relating to the Canadian dollar and Japanese yen are reflected in the results of operations and Euro currency are reflected as a component of other comprehensive income.

Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Under this method, deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years that those temporary differences are expected to be recovered or settled. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the ultimate outcome of these tax consequences could materially impact our financial position or results of operations. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period in which the enactment takes place. Valuation allowances are provided when, in management’s judgment, it is more likely than not that some portion or all of the benefit of the deferred tax asset will not be recognized.

We recognize the effect of uncertain income tax positions only if the weight of available evidence of those positions indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, voluntary settlements and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. We also record interest and penalties related to unrecognized tax benefits in income tax expense.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes and statutory tax withholding requirements and classification within the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016. We are currently in the process of evaluating the impact of the adoption of this ASU on our consolidated results.

In February 2016, the FASB issued ASU 2016-02, Lease Accounting, which requires lessees to recognize on the balance sheet certain operating and financing lease liabilities and corresponding right-of-use assets that have lease terms of greater than 12 months. This topic retains the distinction between finance leases and operating leases. The ASU is effective on a modified retrospective approach for annual periods beginning after December 15, 2018, and interim periods therein, with early adoption permitted. We are currently in the process of evaluating the impact of the adoption of this ASU on our consolidated results, noting that we currently expect the majority of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASU 2016-02.

In November 2015, the FASB issued ASU 2015-17, Income Taxes, which provides guidance for the presentation of deferred tax assets and liabilities within the statement of financial position. The ASU requires companies to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. The ASU simplifies the current guidance, which requires entities to separate deferred income tax assets and liabilities into current and noncurrent amounts in a classified statement of financial position. The ASU is effective prospectively or retrospectively for annual periods beginning after December 15, 2016, and interim periods therein, with early adoption permitted. The adoption of the ASU will change the classification of deferred income taxes within our Consolidated Balance Sheets; however, we do not expect the adoption of the ASU to have a material impact on our results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, Inventory, which provides guidance for the measurement of inventory. The ASU requires entities to measure most inventory at the lower of cost or net realizable value. The ASU simplifies the current guidance, which requires entities to measure inventory at the lower of cost or market (with market defined as one of three different measures). The ASU is effective prospectively for annual and interim periods beginning after December 15, 2016, and interim periods therein. We are currently in the process of evaluating the impact of the adoption of this ASU on our consolidated results.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition that supersedes existing revenue recognition guidance (but does not apply to nor supersede accounting guidance for lease contracts). The ASU’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a proposal to defer the effective date of the ASU by one year to reporting periods beginning after December 15, 2018. The ASU should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We are currently in the process of evaluating the impact of the adoption of this ASU on our consolidated results.

2. FAIR VALUE MEASUREMENTS

We record certain assets and liabilities at fair value in the financial statements; some of these are measured on a recurring basis while others are measured on a non-recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when required by particular events or circumstances. A fair value hierarchy has been established, which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In determining the fair value of assets and liabilities, we utilize various valuation techniques. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. In making fair value measurements, observable market data must be used when available. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Financial instruments are transferred in and/or out of Level 1, 2 or 3 at the beginning of the accounting period in which there is a change in the valuation inputs.

Recurring Fair Value Measurements

We utilize the income approach to measure the fair value of our foreign currency contracts, which is based on significant other observable inputs. As such, our foreign currency contracts are considered a Level 2 measurement. As of March 31, 2016, our Canadian dollar foreign currency contracts fair value represented a foreign exchange asset of $0.1 million and a foreign exchange liability of $3.9 million. As of March 31, 2015, our Canadian dollar foreign currency contracts fair value represented a foreign exchange asset totaling $3.6 million, and our Japanese yen foreign currency contract fair value was a foreign exchange liability totaling $0.4 million.

Nonrecurring Fair Value Measurements

Our assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to tangible fixed assets, goodwill and intangible assets, which are generally recorded at fair value as a result of an impairment charge. We did not record any significant charges to assets measured at fair value on a nonrecurring basis during fiscal 2016 and 2015.

Other Fair Value Disclosures

Our financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable and accounts payable and approximate fair value due to their short-term nature.

3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We use foreign currency derivative instruments to manage our exposure to currency fluctuations on transactions denominated in foreign currencies – primarily the Canadian dollar and Japanese yen. Our foreign currency management objective is to reduce earnings volatility related to movements in foreign exchange rates and limit the risk of loss in value of certain of our foreign currency-denominated cash flows. We do not enter into forward contracts for trading or speculative purposes. We have no derivatives that have credit risk-related contingent features and we mitigate our risk by engaging with major financial institutions as counterparties.

We record all foreign currency forward contracts at fair value in our Consolidated Balance Sheets. The forward contracts are designated as, and meet the criteria for, cash flow hedges. We evaluate hedge effectiveness prospectively and retrospectively, and we formally document all hedging relationships at inception, as well as the risk management objectives for undertaking the hedge transaction. Our Canadian dollar and Japanese yen forward contracts generally have terms of up to 12 months. Gains and losses on forward contracts are recorded in accumulated other comprehensive income (loss), net of tax, and subsequently reclassified into cost of goods sold or operating expenses during the same period in which the hedged transaction affects the Consolidated Statements of Operations. Gains and losses on the derivative representing hedge ineffectiveness, if any, are recognized in the Consolidated Statements of Operations.

The following table presents the notional amounts and gross carrying values of derivative instruments as of March 31, 2016 and March 31, 2015 ($ in thousands):

	March 31, 2016		March 31, 2015
	Notional Amount (in US Dollars)	Fair Value Asset (Liability), Net (2)	Notional Amount (in US Dollars)	Fair Value Asset (Liability), Net (2)
Canadian Dollar (1)	$87,875	$(3,837)	$76,328	$3,628
Japanese Yen (1)	—	—	19,046	(434)

(1)	Assets are included in other current assets and liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.
(2)	Refer to Note 2, Fair Value Measurements, for additional information on the fair value of our derivative instruments.

The following table presents the effects of derivative instruments on other comprehensive income (OCI) and on our Consolidated Statements of Operations for the years ended March 31, 2016, 2015 and 2014 ($ in thousands):

	March 31, 2016		March 31, 2015
	Pre-Tax Gain (Loss) Recognized in OCI	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)
Canadian Dollar (1)	$(111)	$7,354	$6,047	$1,996
Japanese Yen (1)	(374)	(808)	—	—

(1)	Canadian Dollar contracts are included in general and administrative expenses and Japanese Yen contracts are included in cost of goods sold in the accompanying Consolidated Statements of Operations.

The ineffective portion of foreign currency contracts was not material for the years ended March 31, 2016 and 2015.

4. GOODWILL AND INTANGIBLE ASSETS

We do not amortize goodwill or intangible assets with indefinite useful lives, but instead we review these assets for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable through future cash flows. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. We conducted our annual assessment for goodwill impairment during the fourth quarter of fiscal 2016 and concluded that goodwill was not impaired.

The changes in the carrying amount of goodwill for the years ended March 31, 2016 and 2015 are as follows ($ in thousands):

	2016	2015
	Gross Carrying Amount	Gross Carrying Amount
Balance as of beginning of year	$3,342	$—
Goodwill acquired during the period	—	3,342

Balance as of end of year	$3,342	$3,342

The carrying amount of indefinite-lived intangible assets as of March 31, 2016 and 2015 are as follows ($ in thousands):

	2016	2015
	Gross Carrying Amount	Gross Carrying Amount
Indefinite-lived intangible asset balance as of end of year	$436	$436

For definite-lived intangible assets, the changes in the net carrying amount for the years ended March 31, 2016 and 2015 are as follows ($ in thousands):

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance as of beginning of year	$4,312	$(1,511)	$2,058	$(1,428)
Intangible assets acquired during the period	—	—	2,255	—
Amortization expense	—	(385)	—	(83)
Currency translation effect on foreign balances	3	—	(1)	—

Balance as of end of year	$4,315	$(1,896)	$4,312	$(1,511)

Definite-lived intangible assets include trademarks/tradenames, dealer network, customer relationships, non-compete agreements and in-process research and development. Amortization expense is expected to be approximately $0.4 million for fiscal 2017, 2018, 2019 and 2020 and approximately $0.3 million for fiscal 2021. The expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

5. FINANCING

We rely on a senior secured revolving credit facility for documentary and stand-by letters of credit, working capital needs and general corporate purposes. On March 10, 2016, we amended our credit facility to extend the maturity date from November 10, 2017 to March 10, 2021 and increase our maximum permissible borrowings from $100.0 million to $130.0 million during May through November and from $50.0 million to $75.0 million during all other months of the fiscal year. The amount of permissible borrowings under the credit facility are dependent upon adequate levels of underlying collateral. Borrowings under the credit facility bear interest at either the base rate plus the applicable margin or the LIBOR rate plus the applicable margin, depending on the type of loan. The applicable margin is calculated based on Arctic Cat’s leverage ratio and amount available for borrowing under the credit facility and ranges from 0.0% to 0.5% for base rate loans and from 1.0% to 1.5% for LIBOR loans. Arctic Cat’s leverage ratio is its ratio of debt to EBITDA, calculated quarterly.

All borrowings are collateralized by substantially all of our assets including all real estate, accounts receivable and inventory. No borrowings from the line of credit were outstanding at March 31, 2016 and 2015. The outstanding letters of credit balances were $3.5 million and $7.9 million at March 31, 2016 and 2015, respectively, and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. We were in compliance with the terms of the credit agreement as of March 31, 2016.

6. LEASES

We lease buildings and equipment under non-cancelable operating leases. Certain of our lease agreements contain provisions for escalating rent payments over the initial terms of the lease. We account for these leases by recognizing rent expense on a straight-line basis and adjusting the deferred rent expense liability for the difference between the straight-line rent expense and the amount of rent paid. Total rent expense under our lease agreements was $1.4 million, $1.9 million and $1.4 million for fiscal 2016, 2015 and 2014, respectively.

Future minimum lease payments, exclusive of other costs required under non-cancelable operating leases are as follows ($ in thousands):

Fiscal year
2017	$1,490
2018	1,383
2019	1,248
2020	1,234
2021	1,182
Thereafter	9,042

Total future minimum payments	$15,579

7. SHAREHOLDERS’ EQUITY

Stock Compensation Plans

We have outstanding equity awards under a 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”) and a 2007 Omnibus Stock and Incentive Plan (the “2007 Plan,” and along with the 2013 Plan, the “Plans”), previously approved by our shareholders. The Plans provide for incentive and non-qualified stock options, restricted stock and restricted stock unit awards and other incentive awards to be granted to directors, officers, other key employees and consultants. The stock options granted generally vest over a period of one to three years, have an exercise price equal to the fair market value of the stock on the date of grant and expire after a five to ten year life. The stock options are generally subject to accelerated vesting if there is a change in control, as defined in the plans. The restricted stock awards generally vest over a period of two to three years and do not require cash payments from restricted stock award recipients. Stock appreciation rights (“SARs”) generally vest over a period of three years. At March 31, 2016, we had 620,703 shares of common stock available for grant under the plans.

We record stock-based compensation expense related to stock options, restricted stock and restricted stock units over the requisite service period based on the fair value of the awards on the grant date. The fair value of restricted stock awards is based on the closing price of our common shares on the grant date. We record stock-based compensation expense related to cash-settled SARs over the requisite service period based on the fair value of the awards at the end of each reporting period. The fair value of restricted stock awards is based on the closing price of our common shares on the grant date. The fair value of stock option and SARs is estimated on the grant date using the Black-Scholes options pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award and the volatility of our common shares.

For the fiscal years ended March 31, 2016, 2015 and 2014, we recorded stock-based compensation expense for stock options, restricted stock and SAR awards of $4.3 million, $4.1 million and $2.6 million, respectively, which have been included in general and administrative expenses. At March 31, 2016, we had $9.3 million of unrecognized compensation costs related to non-vested stock options, restricted stock and SARs awards that are expected to be recognized over a weighted average period of approximately two years.

Stock Options

The following tables summarize the stock option transactions under the Plans during fiscal 2016:

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at March 31, 2015	604,218	$29.39
Granted	121,819	29.57
Cancelled	(10,356)	36.39
Expired	(30)	13.59
Exercised	(37,442)	15.52

Outstanding at March 31, 2016	678,209	$30.08

Options exercisable at March 31, 2016	262,734	$17.83

Options expected to vest at March 31, 2016	266,806	$20.30

Stock options outstanding had an aggregate intrinsic value of $0.5 million, $5.3 million and $10.9 million and a weighted-average contractual life of 7.48 years, 8.03 years and 5.09 years at March 31, 2016, 2015 and 2014, respectively. Exercisable stock options had an aggregate intrinsic value of $0.4 million at March 31, 2016 and a weighted-average contractual life of 6.32 years. The aggregate intrinsic value is based on the difference between the exercise price and our March 31, 2016 common share market value for in-the-money options.

The following tables summarize information concerning currently outstanding and exercisable stock options at March 31, 2016:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.26 - 9.57	3,827	3.34 years	$6.28	3,827	$6.28
10.79 - 16.45	145,762	5.09 years	13.97	132,180	13.71
17.78 - 27.69	63,051	7.40 years	21.29	48,029	21.72
28.81 - 43.79	432,035	8.32 years	35.65	160,645	38.21
47.52 - 47.52	33,534	7.63 years	47.52	12,228	47.52

	678,209	7.48 years	$30.08	356,909	$26.90

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes options pricing model. The expected term of options granted is the safe harbor period. The volatility is based on historic volatilities from the traded shares of Arctic Cat over the past six years. The risk-free interest rate for periods matching the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend is based on the historic dividend of Arctic Cat, as well as our expectation of future dividends as of the grant date of each stock option award. We have analyzed the forfeitures of stock and option grants and have used a 10% forfeiture rate in the expense calculation.

The weighted average fair value of options granted and the assumptions used to estimate the fair value of options for fiscal 2016, 2015 and 2014 are summarized as follows:

	2016	2015	2014
Fair value of options granted	$13.35	$15.24	$16.91

Assumptions:
Dividend yield	1.2%	1.0%	1.0%
Average term	6 years	6 years	5 years
Volatility	51.0%	49.0%	49.0%
Risk-free rate of return	1.7%	0.8%	0.8%

Restricted Stock

The shares of restricted common stock awarded have voting rights and participate equally in all dividends and other distributions duly declared by the Board.

The following tables summarize restricted stock and restricted stock unit award activity under the Plans for fiscal 2016 and 2015:

	2016		2015
Restricted Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at March 31,	22,500	$40.12	16,200	$43.45
Awarded	29,063	18.53	20,200	33.67
Vested	(9,800)	48.75	(10,900)	33.81
Forfeited	(1,900)	24.84	(3,000)	37.60

Non-vested shares at March 31,	39,863	$22.98	22,500	$40.12

	2016		2015
Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at March 31,	116,439	$35.67	40,103	$35.35
Granted	124,558	18.09	135,564	34.81
Vested	(44,722)	36.15	(57,295)	33.14
Forfeited	(10,017)	16.59	(1,933)	43.81

Non-vested shares at March 31,	186,258	$24.79	116,439	$35.67

Cash-Settled Stock Appreciation Rights

In February 2016, we granted 175,000 cash-settled SARs with an exercise price equal to the closing price of Arctic Cat common stock on the date of grant. The cash-settled SARs vest in three equal annual installments beginning on the first anniversary of the grant date and have a five-year term. Upon exercise, the holder is entitled to receive cash proceeds in an amount equal to the difference between (i) the lower of $33.00 and the then-current market value of Arctic Cat common stock and (ii) the fair market value of Arctic Cat common stock on the grant date of February 5, 2016, multiplied by the number of SARs exercised on such date. The cash-settled SARs are included in other liabilities in our Consolidated Balance Sheets and are recorded at fair value at the reporting date.

The following table summarizes the activity during fiscal 2016 for SARs awarded pursuant to the Plans:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at March 31, 2015	—	$—
Granted	175,000	14.16
Forfeited	—	—
Exercised	—	—

Outstanding at March 31, 2016	175,000	$14.16	4.9 years

SARs exercisable at March 31, 2016	—	$—	—

SARs expected to vest at March 31, 2016	144,468	$14.16	4.9 years

The fair value of the SAR grant was estimated using the Black-Scholes option pricing model and assumptions analogous to our stock option awards, as set forth in the table below:

2016
Fair value of SARs granted	$6.40
Assumptions:
Dividend yield	0.0%
Average term	5 years
Volatility	51.0%
Risk-free rate of return	1.4%

Preferred Stock

Our Board is authorized to issue 2,500,000 shares of $1.00 par value preferred stock in one or more series, 450,000 shares of which were designated Series B Junior Participating preferred stock in connection with the previous Shareholder Rights Plan. The Board can determine voting, conversion, dividend and redemption rights and other preferences of each series. No shares have been issued.

Share Repurchase Authorization

On August 7, 2014, the Board authorized the repurchase of an additional $25.0 million in shares of common stock, which supplemented the $1.1 million remaining under the program previously approved in May 2013. We paid $0.1 million, $1.0 million and $28.2 million during fiscal 2016, 2015, and 2014, respectively, to repurchase and cancel 5,162, 27,925 and 633,816 shares of common stock, respectively, pursuant to the Board authorizations. At March 31, 2016, we have remaining authorization to repurchase $25.9 million in shares of common stock.

Net Earnings (Loss) Per Share

Our basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. Our diluted weighted average shares outstanding include common shares and common share equivalents relating to stock options and restricted stock units, when dilutive. Options to purchase 449,432 and 156,432 shares of common stock with weighted average exercise prices of $35.50 and

$44.14 were outstanding during fiscal 2016 and 2015, respectively, but were excluded from the computation of common share equivalents because they were anti-dilutive. No options outstanding were excluded from the computation of common share equivalents during fiscal 2014.

Weighted average shares outstanding consist of the following for the fiscal 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Weighted average number of common shares outstanding	12,995	12,926	13,275
Dilutive effect of option plan	—	163	323

Common and potential shares outstanding—diluted	12,995	13,089	13,598

Accumulated Other Comprehensive Loss

The components of the changes in accumulated other comprehensive loss during fiscal 2016, 2015 and 2014 were as follows ($ in thousands):

	2016	2015	2014
Balance at beginning of period	$(7,142)	$(2,110)	$(4,166)
Unrealized gain (loss) on derivative instruments, net of tax	(4,429)	2,279	(241)
Foreign currency translation adjustment	1,387	(7,311)	2,297

Balance at end of period	$(10,184)	$(7,142)	$(2,110)

The unrealized gains on derivatives instruments in fiscal 2016, 2015 and 2014 were net of tax expense of $2.6 million, $1.3 million and $0.1 million, respectively. There is no tax impact on foreign currency translation adjustments, as the earnings are considered permanently reinvested.

8. RETIREMENT SAVINGS PLAN

We sponsor a 401(k) defined contribution plan that covers substantially all full-time employees who are at least 18 years of age and who have completed at least three months of service. Plan participants may make before tax elective contributions up to 50% of their compensation with Arctic Cat matching 50% of the employee contributions, up to a maximum of 5% of the employee’s cash compensation capped at $255,000. Matching contributions of $1.3 million, $1.2 million, and $1.0 million were made in fiscal 2016, 2015 and 2014, respectively. We can elect to make additional contributions at our discretion.

9. INCOME TAXES

Our income (loss) before income taxes was generated from our United States and foreign operations as follows ($ in thousands):

	For the years ended March 31,
	2016	2015	2014
United States	$(17,156)	$5,532	$58,655
Foreign	109	678	1,749

Income (loss) before income taxes	$(17,047)	$6,210	$60,404

Income tax expense (benefit) consists of the following for the fiscal years ended March 31 ($ in thousands):

	2016	2015	2014
Current
Federal	$(5,935)	$2,610	$13,345
State	(339)	149	900
Foreign	27	168	436
Deferred	(1,613)	(1,637)	6,319

Total income tax expense (benefit)	$(7,860)	$1,290	$21,000

The following is a reconciliation of the federal statutory income tax rate to the effective tax rate for the fiscal years ended March 31:

	2016	2015	2014
Statutory income tax rate	35.0%	35.0%	35.0%
State taxes	1.8	1.9	1.7
Research and other tax credit	5.6	(16.5)	(1.0)
Domestic manufacturers deduction	(0.1)	(0.9)	(1.4)
Uncertain tax positions	6.0	(2.3)	(0.1)
US subpart F adjustments	0.7	11.1	0.4
Foreign tax rate difference	(1.4)	(9.1)	(0.2)
Stock options	(0.5)	1.3	(0.1)
Other	(1.1)	0.3	0.5

	46.0%	20.8%	34.8%

We utilize the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes under the liability method are as follows at March 31 ($ in thousands):

	2016	2015
Current deferred income tax assets
Accrued expenses	$3,788	$3,934
Accrued warranty	8,855	8,045
Inventory related items	4,269	4,152
Net operating loss carryforwards	1,628	—
Other	1,560	313
Less: valuation allowance	(351)	(235)

Current deferred income tax asset	19,749	16,209
Current deferred income tax liabilities
Prepaid expenses	2,043	1,463
Other	477	1,696

Current deferred income tax liability	2,520	3,159

Net current deferred tax asset	$17,229	$13,050

Non-current deferred income tax assets
Compensation payable in common stock	$1,927	$1,200
State research and development credits	1,393	1,043
Less: valuation allowance	(1,042)	(808)

Non-current deferred income tax asset	2,278	1,435
Non-current deferred income tax liability
Property and equipment	15,471	11,151

Non-current deferred tax liability	15,471	11,151

Net non-current deferred tax liability	$13,193	$9,716

Arctic Cat recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of operations.

We had liabilities recorded related to unrecognized tax benefits totaling $1.1 and $2.2 million at March 31, 2016 and 2015, including reserves related to potential interest and penalties of $0.1 and $0.4 million, respectively. The amount of the liability, net of federal benefits for uncertain state tax positions, at March 31, 2016, if recognized, would affect our effective tax rate. Arctic Cat currently anticipates approximately $0.3 million of unrecognized tax benefits will be recognized during the next twelve months. We have state research and development credit carryforwards of $1.4 and $1.0 million offset by valuation allowances as of March 31, 2016 and 2015, respectively, with expiration dates to March 2031. With few exceptions, we are no longer subject to federal, state, or foreign income tax examinations for years prior to March 31, 2012.

A reconciliation of the amount of unrecognized tax benefits excluding interest and penalties is as follows ($ in thousands):

	2016	2015
Balance at beginning of period	$1,828	$1,707
Increases related to prior year tax positions	50	72
Decreases related to prior year tax positions	(1,033)	(143)
Increases related to current year tax positions	200	192
Settlements	—	—

Balance at end of period	$1,045	$1,828

Arctic Cat is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions, as well as various European jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the relevant tax laws and regulations and require significant judgment to apply.

10. COMMITMENTS AND CONTINGENCIES

Product Liability and Litigation

We are subject to product liability and intellectual property legal proceedings and claims, as well as other litigation, arising in the normal course of business. Such matters are generally subject to uncertainties and to outcomes that are not predictable and that may not be known for extended periods of time. Litigation occasionally involves claims for punitive, as well as compensatory, damages arising out of the use of our products. Although we are self-insured to some extent, we maintain insurance against certain product liability losses. We are also typically involved in patent litigation cases in which we are asserting, or defending, against patent infringement claims. To prevent possible future infringement of our patents by competitors, we periodically review competitor’s products. To avoid potential liability with respect to competitors’ patents, we regularly review certain patents issued by the United States Patent and Trademark Office and foreign patent offices. Management believes these activities help minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases, including cases by or against competitors, where we are asserting and defending against claims of patent infringement. Such cases are at varying stages in the litigation process.

We record a reserve in accrued expenses in the Consolidated Balance Sheets based on our estimated range of potential exposures related to claims, including future legal expenditures, settlement and judgments, for which we are aware of, have assessed that a loss is probable and an amount can be reasonably estimated. We utilize historical trends and other analysis to assist in determining the appropriate loss reserve estimate. Should any settlement occur that exceeds our estimate or a new claim arise, we may need to adjust our overall reserve and, depending on the amount, such adjustment could be material. We are not involved in any legal proceedings which we believe will have a materially adverse impact on our business or financial condition, results of operations or cash flows.

Dealer Financing

Finance companies provide our North American dealers with floorplan financing. We have agreements with these finance companies to repurchase certain repossessed products sold to our dealers. At March 31, 2016, we are contingently liable under these agreements for a maximum repurchase amount of approximately $68.5 million. Our financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material. The financing agreements also have loss sharing provisions should any dealer default, whereby we share certain losses with the finance companies. The maximum liability to us under these provisions is approximately $2.2 million at March 31, 2016.

Purchase Obligations

We enter into non-cancelable purchase commitments with certain of our suppliers for materials and supplies as part of the normal course of business. As of March 31, 2016, our purchase obligation under the non-cancelable purchase commitments was $45.1 million.

11. SEGMENT REPORTING

The presentation of segment information represents our method of internal reporting for making operating decisions and assessing performance, which generally segregates the operating segments by product line. The internal reporting of these operating segments is based, in part, on the management process utilized by our President and Chief Executive Officer, who is our chief operating decision maker. Based on this management process, we have two operating segments: (1) Snowmobile and ATV/ROV and (2) PG&A, which also represent our two reportable segments.

We aggregate our snowmobile and ATV/ROV operating segments into one operating segment, as the segments have similar economic characteristics. Given the crossover of customers, manufacturing and asset management, we do not maintain separate balance sheets for each segment. Accordingly, the segment information presented below is limited to sales and gross profit data ($ in thousands).

	Years ended March 31,
	2016	2015	2014
Net sales
Snowmobile and ATV/ROV units	$534,600	$584,873	$615,608
PG&A	98,295	113,883	114,883

Total net sales	632,895	698,756	730,491

Cost of goods sold
Snowmobile and ATV/ROV units	476,194	505,383	506,707
PG&A	66,034	73,924	72,705

Total cost of goods sold	542,228	579,307	579,412

Gross profit
Snowmobile and ATV/ROV units	58,406	79,490	108,901
PG&A	32,261	39,959	42,178

Total gross profit	$90,667	$119,449	$151,079

	Years ended March 31,
	2016	2015	2014
Net sales by product line
Snowmobile units	$258,788	$300,731	$282,442
ATV/ROV units	275,812	284,142	333,166
PG&A	98,295	113,883	114,883

Total net sales	$632,895	$698,756	$730,491

	Years ended March 31,
	2016	2015	2014
Net sales by geography, based on location of the customer
United States	$395,684	$420,687	$404,347
Canada	174,658	192,524	215,631
Europe and other	62,553	85,545	110,513

Total net sales	$632,895	$698,756	$730,491

During fiscal 2016, no individual customer accounted for greater than 10% of our net sales. Sales to Yamaha and its subsidiaries in the aggregate accounted for 10.4% of net sales in fiscal year 2015. No sales to an individual customer accounted for more than 10% of fiscal year 2014 net sales.

Property and equipment, net, by geography are presented in the table below ($ in thousands):

	Years ended March 31,
	2016	2015
Long-lived assets by geography
United States	$88,623	$69,113
Canada and Europe	223	336

Total long-lived assets	$88,846	$69,449

12. NEW MARKET TAX CREDIT TRANSACTION

In February 2016, we entered into a transaction with Wells Fargo Community Development Enterprises, Inc. (“Wells Fargo” or “investors”), related to an investment in equipment at our manufacturing facility in Thief River Falls, Minnesota (the “project”). As part of the transaction, Wells Fargo made a contribution to and Arctic Cat Sales Inc. made a loan to, WF Paint & Assembly Investment Fund, LLC (the “Investment Fund”) under the New Market Tax Credit (“NMTC”) program. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce investment in low-income communities. The Act permits taxpayers, whether companies or individuals, to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

In connection with the transaction, Arctic Cat Sales Inc. loaned $10.8 million to the Investment Fund at an interest rate of 3.75% per year and with a maturity of June 30, 2032. The Investment Fund then contributed the loan to certain CDEs, which, in turn, loaned the funds to Arctic Cat Production Support LLC, our direct, wholly-owned subsidiary at an interest rate of 3.106%. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by the investors, net of syndication fees) will be used to fund the equipment investments.

In exchange for its $5.3 million contribution to the Investment Fund, Wells Fargo is entitled to substantially all of the tax benefits derived from the NMTC transaction, while we effectively received net proceeds equal to Wells Fargo’s contributions to the Investment Fund less direct and incremental transaction costs. This transaction includes a put/call provision whereby we may be obligated or entitled to repurchase Wells Fargo’s interest in the Investment Fund. We believe that the investor will exercise the put option in February 2023 at the end of the recapture period. If the investor does not exercise the put option, we have a call option to purchase the Investment Fund at fair value. The value attributed to the put/call is de minimis. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require us to indemnify Wells Fargo for any loss or recapture of NMTC’s until such time as our obligation to deliver tax benefits is relieved. We do not anticipate any tax credit recaptures will be required in connection with this arrangement.

We have determined that the Investment Fund is a VIE, of which we are the primary beneficiary and, as such, we have consolidated the Investment Fund. The ongoing activities of the Investment Fund—collecting and remitting interest and fees and NMTC compliance—were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. We also considered the contractual arrangements that obligate us to deliver tax benefits and provide various other guarantees to the structure; Wells Fargo’s lack of a material interest in the underlying economics of the project; and the fact that we are obligated to absorb losses of the Investment Fund in determining we are the primary beneficiary.

Based on the contractual arrangements that obligate us to deliver tax benefits to Wells Fargo, we have included Wells Fargo’s contribution within other liabilities in our Consolidated Balance Sheets. The benefit of this net $5.3 million contribution will be recognized as earnings at the end of the seven year recapture period, when our performance obligation is relieved. Direct and incremental costs incurred in structuring the financing arrangement of $0.9 million have been deferred within other assets in the Consolidated Balance Sheets and will be recognized in proportion to the recognition of the related profits. Incremental costs to maintain the structure during the compliance period will be recognized as incurred.

13. QUARTERLY FINANCIAL DATA (Unaudited)

($ in thousands, except per share amounts)	Total Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales
2016	$632,895	$134,381	$211,157	$166,000	$121,357
2015	698,756	143,639	262,479	193,735	98,903
2014	730,491	120,768	238,525	225,790	145,408
Gross Profit (Loss)
2016	$90,667	$22,562	$43,918	$24,250	$(63)
2015	119,449	30,801	55,081	34,913	(1,346)
2014	151,079	29,160	61,674	40,213	20,032
Net Earnings (Loss)
2016	$(9,187)	$(1,056)	$11,171	$(2,397)	$(16,905)
2015	4,920	3,569	15,389	7,487	(21,525)
2014	39,404	5,468	23,365	12,120	(1,549)
Net Earnings (Loss) Per Share
2016 Basic	$(0.71)	$(0.08)	$0.86	$(0.18)	$(1.30)
Diluted	(0.71)	(0.08)	0.85	(0.18)	(1.30)
2015 Basic	0.38	0.28	1.19	0.58	(1.66)
Diluted	0.38	0.27	1.18	0.57	(1.66)
2014 Basic	2.97	0.41	1.75	0.90	(0.12)
Diluted	2.90	0.40	1.70	0.89	(0.12)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible internal controls.

Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. No changes have occurred during the period covered by this report or since the evaluation date that would have a material effect on the disclosure controls and procedures. Our internal control report is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control over Financial Reporting.” The report of Grant Thornton LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 10, 2016, we entered into a Consent and Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Fourth Amendment”), amending our senior secured revolving credit facility with certain financial institutions as lenders and Bank of America, N.A., as lender and agent for the lenders (the “Credit Facility”). The Fourth Amendment increases the amount we are permitted to borrow under our Credit Facility from an aggregate principal amount of $100.0 million to $130.0 million during May through November and from $50.0 million to $75.0 million during all other months of the fiscal year. The Fourth Amendment also extended the maturity date of the Credit Facility from November 10, 2017 to March 10, 2021. The Credit Facility continues to contain a letter of credit feature permitting us to request that Bank of America, N.A. support obligations incurred by Arctic Cat in the ordinary course of business. We intend to use amounts borrowed under our Credit Facility for letters of credit, ongoing working capital needs and general corporate purposes.

The Credit Facility continues to provide that borrowings will bear interest at either the base rate plus the applicable margin or the LIBOR rate plus the applicable margin, depending on the type of loan. The Fourth Amendment revises the calculation for the applicable margin to depend on Arctic Cat’s leverage ratio and amount available for borrowing under the Credit Facility, rather than the fixed charge coverage ratio. Arctic Cat’s leverage ratio is its ratio of debt to EBITDA, calculated quarterly. The applicable margin ranges from 0.0% to 0.5% for base rate loans and from 1.0% to 1.5% for LIBOR loans.

The Fourth Amendment eliminates some of the restrictions on our ability to declare or pay dividends, but continues to restrict dividends when outstanding borrowings exceed certain thresholds. Under the Fourth Amendment, we are prohibited from declaring or paying dividends when less than $26,000,000 or 20% (previously $25,000,000 or 25%) of the aggregate amount we are permitted to borrow under the Credit Facility remains undrawn.

The provisions of the Amended and Restated Loan and Security Agreement related to the security interest, covenants, and events of default were not materially amended by the Fourth Amendment, except as otherwise discussed.

The foregoing description of the Fourth Amendment is a summary and is qualified in its entirety by reference to the Fourth Amendment attached hereto as Exhibit 10.39, which is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the headings “Election of Directors,” “Corporate Governance,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 25, 2016, is incorporated herein by reference.

Information regarding our executive officers is furnished in a separate item captioned “Executive Officers of the Registrant” included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information included under the headings “Compensation Discussion and Analysis,” “Corporate Governance—Compensation and Human Resources Committee Interlocks and Insider Participation” and “Executive Compensation and Other Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 25, 2016, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the headings “Beneficial Ownership of Capital Stock” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 25, 2016, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information included under the headings “Corporate Governance—Policies and Procedures Regarding Related Person Transactions” and “Corporate Governance—Director Independence” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 25, 2016, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information included under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 25, 2016 is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of report

1.	Financial Statements.

The Consolidated Financial Statements and Notes thereto are included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

2.	Schedules filed as part of this Annual Report on Form 10-K.

The information required to be disclosed within Schedule II—Valuation and Qualifying Accounts is provided within the Consolidated Financial Statements and Notes thereto are included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

3.	Exhibits

EXHIBIT INDEX

Exhibit Number

3.1	Amended and Restated Articles of Incorporation of Arctic Cat—incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 filed with the SEC on June 30, 1997.

3.2	Articles of Amendment of Restated Articles of Incorporation of Arctic Cat Inc.—incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2014.

3.3	Amended and Restated By-Laws of Arctic Cat—incorporated by reference to Exhibit 3.1to the Registrant’s Current Report on Form 8-K filed with the SEC on January 16, 2013.

3.4	Amendment to Amended and Restated Bylaws of Arctic Cat Inc. – incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2014.

4.1	Form of specimen common stock certificate—incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File Number 33-34984) filed with the SEC on May 21, 1990.

10.1*	Form of Employment Agreement between Arctic Cat and Tracy J. Crocker, Bradley D. Darling, Paul A. Fisher and William J. Nee—incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on May 30, 2015.

10.2*	2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC August 14, 2007.

10.3*	First Amendment to 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed with the SEC August 12, 2009.

10.4*	Second Amendment to 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed with the SEC April 5, 2011.

10.5*	Form of Restricted Stock Unit Agreement for Non-Employee Directors for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.3 the Registrant’s Current Report on Form 8-K filed with the SEC April 5, 2011.

Exhibit Number

10.6*	Form of Restricted Stock Unit Agreement for Executive Officers for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.4 the Registrant’s Current Report on Form 8-K filed with the SEC April 5, 2011.

10.7*	Form of Incentive Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC August 14, 2007.

10.8*	Form of Non-Qualified Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC August 14, 2007.

10.9*	Amended Form of Director Non-Qualified Stock Option Agreement for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.2 the Registrant’s Current Report on Form 8-K filed with the SEC April 5, 2011.

10.10*	Form of Restricted Stock Agreement for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008.

10.11*	Form of Stock-Settled Appreciation Rights Agreement for 2007 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008.

10.12*	The Arctic Cat Inc. 2013 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2013.

10.13*	Form of Director Non-Qualified Stock Option Agreement—incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013.

10.14*	Form of Executive Officer Non-Qualified Stock Option Agreement—incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013.

10.15*	Form of Executive Officer Incentive Stock Option Agreement—incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013.

10.16*	Form of Restricted Stock Unit Agreement for Non-Employee Directors—incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013.

10.17*	Form of Restricted Stock Unit Agreement for Executive Officers—incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013.

10.18*	Form of Stock-Settled Appreciation Rights Agreement—incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013.

10.19	Vendor Agreement dated October 14, 2009, between Arctic Cat, Arctic Cat Sales Inc. and GE Commercial Distribution Finance Corporation—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2009.

10.20	Amendment No. 1 dated October 20, 2009 to Vendor Agreement between Arctic Cat, Arctic Cat Sales, Inc., and GE Commercial Distribution Finance Corporation dated October 14, 2009—incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2009.

Exhibit Number

10.21	Amended and Restated Loan and Security Agreement, dated as of November 8, 2013, among Arctic Cat, certain financial institutions as lenders and Bank of America, N.A. as lender and administrative agent for the lenders—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2013.

10.22*	Amended and Restated Employment Agreement dated October 27, 2010 between Arctic Cat and Claude J. Jordan—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2010.

10.23	Amendment No. 3 dated September 30, 2010 to Vendor Agreement between Arctic Cat, Arctic Cat Sales, Inc., and GE Commercial Distribution Finance Corporation dated October 14, 2009—incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010.

10.24*	Form of Arctic Cat Inc. Change in Control Agreement for Executive Officers – incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on May 29, 2015.

10.25*	Limited Term Employment Agreement, dated June 2, 2014, between Arctic Cat and Christopher A. Twomey—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2014.

10.26*	Amendment to Employment Agreement, dated June 2, 2014, between Arctic Cat and Timothy C. Delmore—incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2014.

10.27*	Employment Agreement, dated November 10, 2014, between Arctic Cat and Christopher T. Metz—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2014.

10.28*	Change in Control Agreement, dated November 10, 2014, between Arctic Cat and Christopher T. Metz—incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2014.

10.29*	Inducement Non-Qualified Stock Option Agreement between the Registrant and Christopher T. Metz—incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2015.

10.30*	Inducement Restricted Stock Unit Agreement between the Registrant and Christopher T. Metz—incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2015.

10.31*	Form of Indemnification Agreement—incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2015.

10.32*	Employment Agreement, dated February 3, 2015, between Arctic Cat and Christopher J. Eperjesy—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2015.

10.33*	Change in Control Agreement, dated February 3, 2015, between Arctic Cat and Christopher J. Eperjesy—incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2015.

10.34*	Amendment No. 1 to Arctic Cat Inc. 2013 Omnibus Stock and Incentive Plan—incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2016.

Exhibit Number

10.35	Amendment No. 5 to Vendor Agreement, dated December 15, 2015, by and among GE Commercial Distribution Finance LLC, Arctic Cat Sales Inc. and Arctic Cat Inc. – incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2016.

10.36+	First Amendment to the Amended and Restated Loan and Security Agreement, dated June 12, 2014, among Arctic Cat, the subsidiaries of Arctic Cat Inc., certain financial institutions as lenders, and Bank of America, N.A., as lender and administrative agent for the lenders.

10.37+	Joinder, Consent, Waiver and Second Amendent to the Amended and Restated Loan and Security Agreement, dated May 12, 2015, among Arctic Cat, the subsidiaries of Arctic Cat Inc., MotorFist, LLC, certain financial institutions as lenders, and Bank of America, N.A., as lender and administrative agent for the lenders.

10.38+	Consent and Third Amendment to the Amended and Restated Loan and Security Agreement, dated February 11, 2016, among Arctic Cat, the subsidiaries of Arctic Cat Inc., certain financial institutions as lenders, and Bank of America, N.A., as lender and administrative agent for the lenders.

10.39+	Consent and Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated March 10, 2016, among Arctic Cat, the subsidiaries of Arctic Cat Inc., certain financial institutions as lenders, and Bank of America, N.A., as lender and administrative agent for the lenders.

10.40*+	Cash-Settled Appreciation Rights Agreement, dated February 5, 2016, between Arctic Cat Inc. and Christopher T. Metz.

10.41*+	Employment Agreement, dated April 4, 2015, between Arctic Cat Inc. and Greg Williamson.

10.42*+	Employment Agreement, dated February 25, 2016, between Arctic Cat Inc. and Patricia L. Jones.

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (see signature page)

31.1+	Section 302 Certification of Chief Executive Officer

31.2+	Section 302 Certification of Chief Financial Officer

32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+	Financial statements from the annual report on Form 10-K of Arctic Cat for the year ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*	Management compensatory plan or arrangement
+	Filed with this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCTIC CAT INC.

Date: May 27, 2016	/s/ CHRISTOPHER T. METZ Christopher T. Metz President, Chief Executive Officer and Director

POWER OF ATTORNEY

Each person whose signature appears below constitutes Christopher T. Metz and Kenneth D. Roering as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ CHRISTOPHER T. METZ	President, Chief Executive Officer and Director	May 27, 2016
Christopher T. Metz	(principal executive officer)

/s/ CHRISTOPHER J. EPERJESY	Chief Financial Officer	May 27, 2016
Christopher J. Eperjesy	(principal financial and accounting officer)

/s/ KIM A. BRINK	Director	May 27, 2016
Kim A. Brink

/s/ TONY J. CHRISTIANSON	Director	May 27, 2016
Tony J. Christianson

/s/ ANDREW S. DUFF	Director	May 27, 2016
Andrew S. Duff

/s/ SUSAN E. LESTER	Director	May 27, 2016
Susan E. Lester

/s/ JOSEPH F. PUISHYS	Director	May 27, 2016
Joseph F. Puishys

/s/ KENNETH J. ROERING	Director	May 27, 2016
Kenneth J. Roering