Form 10-Q
period 2016-06-30
ARCTIC CAT INC
filed 2016-08-08
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2016

or

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

At July 29, 2016, the registrant had 13,047,788 shares of Common Stock outstanding.

ARCTIC CAT INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Arctic Cat Inc.

Consolidated Balance Sheets

($ in thousands, except per share amounts)

(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$13,509	$17,730
Accounts receivable, less allowances	45,039	35,760
Inventories	179,556	140,007
Prepaid expenses	6,488	6,456
Income taxes receivable	11,926	11,765
Other current assets	50	100

Total current assets	256,568	211,818

Property and equipment
Machinery, equipment and tooling	218,179	214,372
Land, buildings and improvements	33,403	33,259

	251,582	247,631
Less accumulated depreciation	170,576	166,144

	81,006	81,487
Goodwill	3,342	3,342
Intangible assets, net	2,955	2,855
Deferred income taxes	10,452	4,036
Other assets	1,168	1,163

	$355,491	$304,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$85,664	$72,012
Accrued expenses:
Marketing	5,914	9,087
Compensation	3,908	5,634
Warranties	25,584	24,809
Insurance	3,500	3,538
Other	9,777	8,950

Total current liabilities	134,347	124,030

Long-term debt	50,047	—
Other liabilities	13,210	13,280
Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 37,440,000 shares authorized; shares issued and outstanding: 13,047,343 at June 30, 2016 and 13,038,249 at March 31, 2016	130	130
Additional paid-in-capital	7,160	6,105
Accumulated other comprehensive loss	(10,191)	(10,184)
Retained earnings	160,788	171,340

Total shareholders’ equity	157,887	167,391

	$355,491	$304,701

The accompanying notes are an integral part of these consolidated statements.

Arctic Cat Inc.

Consolidated Statements of Operations

($ in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2016	2015
Net sales
Snowmobile and ATV/ROV units	$84,277	$111,105
Parts, garments and accessories	20,595	23,276

Total net sales	104,872	134,381
Cost of goods sold
Snowmobile and ATV/ROV units	80,678	96,957
Parts, garments and accessories	12,437	14,862

Total cost of goods sold	93,115	111,819

Gross profit	11,757	22,562
Operating expenses
Selling and marketing	9,192	8,955
Research and development	7,858	6,003
General and administrative	12,015	9,151

Total operating expenses	29,065	24,109

Operating loss	(17,308)	(1,547)
Other income (expense)
Interest income	2	—
Interest expense	(212)	(114)

Total other expense	(210)	(114)

Loss before income taxes	(17,518)	(1,661)
Income tax benefit	(6,966)	(605)

Net loss	$(10,552)	$(1,056)

Net loss per share
Basic	$(0.81)	$(0.08)

Diluted	$(0.81)	$(0.08)

Weighted average shares outstanding (in thousands)
Basic	13,047	12,958

Diluted	13,047	12,958

The accompanying notes are an integral part of these consolidated statements.

Arctic Cat Inc.

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

(Unaudited)

	Three Months Ended June 30,
	2016	2015
Net loss	$(10,552)	$(1,056)
Other comprehensive income (loss):
Foreign currency translation adjustments	(650)	1,107
Unrealized gain (loss) on derivative instruments, net of tax	643	(882)

Comprehensive loss	$(10,559)	$(831)

The accompanying notes are an integral part of these consolidated statements.

Arctic Cat Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,552)	$(1,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,544	3,090
Deferred income taxes	(6,793)	807
Stock-based compensation expense	1,171	1,103
Changes in operating assets and liabilities:
Trading securities	—	1,009
Accounts receivable	(9,598)	(14,645)
Inventories	(39,881)	(16,563)
Accounts payable	5,903	(6,184)
Accrued expenses	(2,016)	(8,293)
Income taxes	(218)	(1,498)
Prepaid expenses and other	(111)	(1,891)

Net cash used in operating activities	(57,551)	(44,121)

Cash flows from investing activities:
Purchases of property and equipment	(4,191)	(6,742)

Net cash used in investing activities	(4,191)	(6,742)

Cash flows from financing activities:
Proceeds from long-term borrowings	94,209	60,834
Payments on long-term borrowings	(44,162)	(29,957)
Checks written in excess of bank balances	7,764	—
Proceeds from issuance of common stock	—	498
Payments for income taxes on net-settled option exercises	(32)	(50)
Tax benefit from stock options exercises	(86)	45
Dividends paid	—	(1,635)

Net cash provided by financing activities	57,693	29,735

Effect of exchange rate changes on cash and cash equivalents	(172)	1,153

Net decrease in cash and cash equivalents	(4,221)	(19,975)
Cash and cash equivalents at beginning of period	17,730	40,253

Cash and cash equivalents at end of period	$13,509	$20,278

Supplemental disclosure of cash payments for:
Income taxes	$53	$69

Interest	$212	$113

The accompanying notes are an integral part of these consolidated statements.

Arctic Cat Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Arctic Cat Inc., its wholly-owned subsidiaries and certain variable interest entities (“VIEs”). Unless the context otherwise requires, the use of the terms “Arctic Cat,” “we,” “our,” or “us” in these unaudited Notes to Consolidated Financial Statements refers to Arctic Cat Inc. and, as applicable, its consolidated subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation.

The unaudited consolidated financial statements of Arctic Cat Inc. have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. Accordingly, such statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of our financial position as of June 30, 2016 and results of operations and cash flows for the three-month periods ended June 30, 2016 and 2015. Results of operations for the interim periods are not necessarily indicative of results for the full year due to the seasonality of snowmobiles, all-terrain vehicles (“ATVs”) and recreational off-highway vehicles (“ROVs”) and related parts, garments and accessories (“PG&A”). The consolidated balance sheet as of March 31, 2016 is derived from the audited balance sheet as of that date.

Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Accordingly, actual results could differ from those estimates.

Certain fiscal 2016 amounts have been reclassified to conform to the fiscal 2017 financial statement presentation. The reclassifications had no effect on previously reported operating results

In preparing the accompanying consolidated financial statements, we have evaluated the period from July 1, 2016, through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Recently Adopted Accounting Standards

In April 2016, we retrospectively adopted Accounting Standard Update (“ASU”) 2015-17, Income Taxes, which is effective prospectively or retrospectively for annual periods beginning after December 15, 2016, and interim periods therein, with early adoption permitted. The ASU modifies the existing guidance for classifying deferred tax assets and liabilities, which requires entities to separate deferred income tax assets and liabilities into current and noncurrent amounts in a classified statement of financial position. The ASU requires entities to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. However, the current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. The early adoption of the ASU resulted in the reclassification of previously recorded current deferred tax assets of $17.2 million and noncurrent deferred tax liabilities of $13.2 million into noncurrent deferred income taxes of $4.0 million on the Consolidated Balance Sheet as of March 31, 2016.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes and statutory tax withholding requirements and classification within the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016. We are currently in the process of evaluating the impact of the adoption of this ASU on our consolidated results.

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

In July 2015, the FASB issued ASU 2015-11, Inventory, which provides guidance for the measurement of inventory. The ASU requires entities to measure most inventory at the lower of cost or net realizable value and simplifies the current guidance, which requires entities to measure inventory at the lower of cost or market (with market defined as one of three different measures). The ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. We are currently in the process of evaluating the impact of the adoption of this ASU on our consolidated results.

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

Recurring Fair Value Measurements

The following tables present, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2016 and March 31, 2016, according to the valuation technique utilized to determine their fair values ($ in thousands):

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2016	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts(1)	$50	$—	$50	$—

Liabilities:
Foreign currency contracts(1)	$2,866	$—	$2,866	$—

(1)	We utilize the income approach to measure fair value of foreign currency contracts, which is based on significant other observable inputs.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at March 31, 2016	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts(1)	$100	$—	$100	$—

Liabilities:
Foreign currency contracts(1)	$3,937	$—	$3,937	$—

(1)	We utilize the income approach to measure fair value of foreign currency contracts, which is based on significant other observable inputs.

Nonrecurring Fair Value Measurements

Our assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to tangible fixed assets, goodwill and other intangible assets, which are generally recorded at fair value as a result of an impairment charge. We did not record any significant charges to assets measured at fair value on a nonrecurring basis during the three months ended June 30, 2016 and 2015.

Other Fair Value Disclosures

Our financial instruments that approximate fair value due to their short-term nature and are not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable and accounts payable. At June 30, 2016, the carrying value of our revolving credit agreement approximates fair value and would be considered a Level 2 measurement.

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

We record all foreign currency forward contracts at fair value in our Consolidated Balance Sheets. The forward contracts are designated as, and meet the criteria for, cash flow hedges. We evaluate hedge effectiveness prospectively and retrospectively, and we formally document all hedging relationships at inception, as well as the risk management objectives for undertaking the hedge transaction. Our Canadian dollar and Japanese yen forward contracts generally have terms of up to 12 months. Gains and losses on forward contracts are recorded in accumulated other comprehensive loss, net of tax, and subsequently reclassified into cost of goods sold or operating expenses during the same period in which the hedged transaction affects the Consolidated Statements of Operations. Gains and losses on the derivative representing hedge ineffectiveness, if any, are recognized in the Consolidated Statements of Operations.

The following table presents the notional amounts and gross carrying values of derivative instruments as of June 30, 2016 and March 31, 2016 ($ in thousands):

	June 30, 2016		March 31, 2016
	Notional Amount (in US Dollars)	Fair Value Asset (Liability), Net(2)	Notional Amount (in US Dollars)	Fair Value Asset (Liability), Net(2)
Canadian Dollar(1)	$81,295	$(2,816)	$87,875	$(3,837)

(1)	Assets are included in other current assets and liabilities are included in other accrued expenses in the accompanying Consolidated Balance Sheets.
(2)	Refer to Note 2, Fair Value Measurements, for additional information on the fair value of our derivative instruments.

The following table presents the effects of derivative instruments on other comprehensive income (“OCI”) and on our Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015 ($ in thousands):

	June 30, 2016		June 30, 2015
	Pre-Tax Gain (Loss) Recognized in OCI	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)
Canadian Dollar(1)	$(97)	$(1,118)	$431	$1,988
Japanese Yen(1)	—	—	(236)	(393)

(1)	Canadian Dollar contracts are included in general and administrative expenses and Japanese Yen contracts are included in cost of goods sold in the accompanying Consolidated Statements of Operations.

The ineffective portion of foreign currency contracts was not material for the three months ended June 30, 2016 and 2015.

4. GOODWILL AND INTANGIBLE ASSETS

There were no changes in the carrying values of goodwill and indefinite-lived intangible assets during the three months ended June 30, 2016. The following provides the gross carrying amount of goodwill and indefinite-lived intangible assets as of June 30, 2016 and March 31, 2016 ($ in thousands):

	June 30, 2016	March 31, 2016
	Gross Carrying Amount	Gross Carrying Amount
Goodwill(1)	$3,342	$3,342
Indefinite-lived intangible assets	$436	$436

(1)	The entirety of our goodwill balance as of June 30, 2016 and March 31, 2016 resides in our PG&A operating segment. Refer to Note 10, Segment Reporting, for additional information on our operating segments.

There was no cumulative impairment related to goodwill or indefinite-lived intangibles assets at June 30, 2016 or March 31, 2016.

For definite-lived intangible assets, the changes in the net carrying amount for the three months ended June 30, 2016 and 2015 are as follows ($ in thousands):

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets, beginning	$4,315	$(1,896)	$4,312	$(1,511)
Amortization expense	—	(95)	—	(96)
Adjustments(1)	169	31	—	—
Currency translation effect on foreign balances	(20)	15	—	—

Definite-lived intangible assets, ending	$4,464	$(1,945)	$4,312	$(1,607)

(1)	Adjustment to correct gross carrying amount and accumulated amortization for certain intangible assets related to our previous acquisition of our European business.

Amortization expense is expected to be approximately $0.3 million for the remainder of fiscal 2017, $0.4 million for each of fiscal 2018, 2019 and 2020 and $0.2 million for fiscal 2021 and thereafter. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

5. FINANCING

We have a line of credit pursuant to a senior secured revolving credit agreement, which is scheduled to expire in March 2021. Under the agreement, we may borrow up to $130.0 million during May through November and up to $75.0 million during all other months of the fiscal year. The amount of permissible borrowings under the credit facility is dependent upon adequate levels of underlying collateral. Borrowings under the credit facility bear interest at either the base rate plus the applicable margin or the LIBOR rate plus the applicable margin, depending on the type of loan. The applicable margin is calculated based on Arctic Cat’s leverage ratio and amount available for borrowing under the credit facility and ranges from 0.0% to 0.5% for base rate loans and from 1.0% to 1.5% for LIBOR loans. Arctic Cat’s leverage ratio is its ratio of debt to EBITDA, calculated quarterly.

All borrowings are collateralized by substantially all of our assets including all real estate, accounts receivable and inventory. As of June 30, 2016, we have $50.0 million of outstanding borrowings under the line of credit. No borrowings from the line of credit were outstanding at March 31, 2016. The outstanding letters of credit balances were $7.6 million and $14.1 million at June 30, 2016 and 2015, respectively, and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. We were in compliance with the terms of the credit agreement as of June 30, 2016. Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

6. SHAREHOLDERS’ EQUITY

Stock Compensation Plans

We have outstanding equity awards under a 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”) and a 2007 Omnibus Stock and Incentive Plan (the “2007 Plan,” and along with the 2013 Plan, the “Plans”), previously approved by our shareholders. We record stock-based compensation expense related to stock options, restricted stock and restricted stock units over the requisite service period based on the fair value of the awards on the grant date. We record stock-based compensation expense related to cash-settled stock appreciation rights (“SARs”) over the requisite service period based on the fair value of the awards at the end of each reporting period.

For the three months ended June 30, 2016 and 2015, we recorded stock-based compensation expense of $1.2 million and $1.1 million, respectively, which has been included in general and administrative expenses. At June 30, 2016, we had $11.2 million of unrecognized compensation costs related to non-vested stock options, restricted stock awards and cash-settled SARs that are expected to be recognized over a weighted average period of approximately two years.

Stock Options

The following table summarizes the stock option transactions under the Plans for the three months ended June 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value ($ in thousands)(1)

Options outstanding at March 31, 2016	678,209	$30.08
Granted	326,754	16.74
Cancelled	(14,120)	34.57
Expired	(6,970)	47.52

Options outstanding at June 30, 2016	983,873	$25.46	8.06 years	$281

Exercisable at June 30, 2016	402,747	$28.21	6.31 years	$281

(1)	The aggregate intrinsic value is based on the difference between the exercise price and our June 30, 2016 common share market value for in-the-money options.

Restricted Stock

The following tables summarize restricted stock and restricted stock unit award activity under the Plans for the three months ended June 30, 2016:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 31, 2016	39,863	$22.98
Granted	1,179	16.74
Forfeited	(600)	33.46

Non-vested shares at June 30, 2016	40,442	$22.65

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 31, 2016	186,258	$24.79
Granted	55,627	16.74
Vested	(12,402)	39.90
Forfeited	(19,669)	19.21

Non-vested shares at June 30, 2016	209,814	$22.18

Cash-Settled Stock Appreciation Rights

Cash-settled SARs are valued using the Black-Scholes option-pricing model on the date of grant and are subsequently remeasured at each reporting period based on a revised Black-Scholes value until they are exercised. There were no cash-settled SARs granted or forfeited during the three months ended June 30, 2016. We recognized $0.1 million of compensation expense related to previously granted cash-settled SARs during the three months ended June 30, 2016. Accrued expense for these awards was $0.2 million at June 30, 2016, which was recorded within other liabilities in the accompanying Consolidated Balance Sheets.

Net Loss Per Share

Our basic net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. Our diluted weighted average shares outstanding includes common shares and common share equivalents relating to stock options and restricted stock units, when dilutive. Options to purchase 847,866 and 195,688 shares of common stock with weighted average exercise prices of $27.38 and $42.13 were outstanding during the three months ended June 30, 2016 and 2015, respectively, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consists of the following for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Weighted average number of common shares outstanding	13,047	12,958
Dilutive effect of option plan	—	—

Common and potential shares outstanding—diluted	13,047	12,958

Accumulated Other Comprehensive Loss

The components of the changes in accumulated other comprehensive loss during the following periods were as follows ($ in thousands):

	Three Months Ended June 30,
	2016	2015
Accumulated other comprehensive loss, beginning	$(10,184)	$(7,142)
Foreign currency translation adjustments	(650)	1,107
Unrealized gain (loss) on derivative instruments, net of tax	643	(882)

Accumulated other comprehensive loss, ending	$(10,191)	$(6,917)

The unrealized losses on derivatives instruments for the three months ended June 30, 2016 and 2015 were net of taxes of $0.4 million and $0.5 million, respectively. There is no tax impact on foreign currency translation adjustments, as the earnings are considered permanently reinvested.

7. COMMITMENTS AND CONTINGENCIES

Product Liability and Litigation

We are subject to product liability and intellectual property legal proceedings and claims, as well as other litigation, arising in the normal course of business. Such matters are generally subject to uncertainties and to outcomes that are not predictable and that may not be known for extended periods of time. Litigation occasionally involves claims for punitive, as well as compensatory, damages arising out of the use of our products. We are self-insured to some extent, though we maintain insurance against certain classes and levels of product liability losses. We are regularly involved in patent litigation cases with, for example, competitors and non-practicing entities in which we are asserting, or defending against, patent infringement claims. Such cases are at varying stages in the litigation process. We take appropriate steps to help minimize our risk of being a defendant in patent infringement litigation.

We record a reserve within accrued expenses in the Consolidated Balance Sheets based on our estimated range of potential exposures related to claims, including future legal expenditures, settlements and judgments of which we are aware, where we have assessed that a loss is probable and an amount can be reasonably estimated. We utilize historical trends and other analysis to assist in determining the appropriate loss reserve estimate. Should any settlement occur that exceeds our estimate or a new claim arise, we may need to adjust our overall reserve and, depending on the amount, such adjustment could be material. We are not involved in any legal proceedings that we believe will have a materially adverse impact on our business or financial condition, results of operations or cash flows.

In October 2014, we filed a lawsuit captioned Arctic Cat Inc. v. Bombardier Recreational Products, Inc., and BRP U.S. Inc. in the United States District Court for the Southern District of Florida. We alleged the defendant infringed certain of our personal watercraft (“PWC”) patents. On June 1, 2016, a jury found the defendants willfully infringed all asserted claims in two of our patents for off-throttle assisted steering technology, which is an important safety mechanism designed to prevent on-water collisions and accidents in PWCs. The jury initially awarded us $15.5 million in damages. On June 14, 2016, a federal court judge trebled the damages and awarded us $46.7 million. Although the jury awarded damages, at this stage of the proceedings we can provide no assurance as to the timing or outcome of any appeal, nor the amount, if any, that might ultimately be recovered. Accordingly, no benefit has been recorded within our consolidated financial statements as a result of the damages verdict.

Dealer Financing

Finance companies provide our North American dealers with floorplan financing. We have agreements with these finance companies to repurchase certain repossessed products sold to our dealers. At June 30, 2016, we are contingently liable under dealer financing agreements for a maximum repurchase amount of approximately $72.4 million. Our ultimate financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the subsequently anticipated resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material. The financing agreements also have loss sharing provisions should any dealer default, whereby we share certain losses with the finance companies. The maximum liability to us under these provisions is approximately $2.8 million at June 30, 2016.

8. INVENTORIES

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Manufacturing costs include materials, labor, freight-in and manufacturing overhead. As of June 30, 2016 and March 31, 2016, inventories consist of the following ($ in thousands):

	June 30, 2016	March 31, 2016
Raw materials and sub-assemblies	$48,865	$35,770
Finished goods	88,715	64,127
Parts, garments and accessories	41,976	40,110

	$179,556	$140,007

9. PRODUCT WARRANTIES

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

The following represents changes in our accrued warranty liability for the three-month periods ended June 30, 2016 and 2015 ($ in thousands):

	Three Months Ended June 30,
	2016	2015
Accrued warranty, beginning	$24,809	$23,062
Warranty provision	3,189	2,762
Warranty claim payments	(2,414)	(2,595)

Accrued warranty, ending	$25,584	$23,229

10. SEGMENT REPORTING

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

We aggregate our snowmobile and ATV/ROV operating segments into one operating segment, as the segments have similar economic characteristics. Given the crossover of customers, manufacturing and asset management, we do not maintain separate balance sheets for each segment. Accordingly, the segment information presented below is limited to sales and gross profit data ($ in thousands):

	Three Months Ended June 30,
	2016	2015
Net sales
Snowmobile and ATV/ROV units	$84,277	$111,105
Parts, garments and accessories	20,595	23,276

Total net sales	104,872	134,381

Gross profit
Snowmobile and ATV/ROV units	3,599	14,148
Parts, garments and accessories	8,158	8,414

Total gross profit	$11,757	$22,562

11. NEW MARKET TAX CREDIT TRANSACTION

As more fully described within our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, during February 2016, we received approximately $5.3 million in net proceeds from a financing arrangement related to an investment in equipment at our manufacturing facility in Thief River Falls, Minnesota. This financing arrangement was structured with Wells Fargo Community Development Enterprises, Inc. (“Wells Fargo”), WF Paint & Assembly Investment Fund, LLC (the “Investment Fund”), and Arctic Cat Production Support LLC, our direct, wholly-owned subsidiary, in connection with our participation in transactions qualified under the federal New Market Tax Credit (“NMTC”) program, pursuant to the Community Renewal Tax Relief Act of 2000. In exchange for its contribution to the Investment Fund, Wells Fargo is entitled to substantially all of the tax benefits derived from the NMTC arrangement, while we effectively received net proceeds equal to Wells Fargo’s contributions to the Investment Fund less direct and incremental transaction costs.

The NMTC arrangement is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. As of June 30, 2016 and March 31, 2016, Wells Fargo’s net $5.3 million contribution is recorded within other liabilities on our Consolidated Balance Sheets. The benefit of this net contribution will be recognized as earnings at the end of the seven year recapture period, when our performance obligation of regulatory and contractual compliance is relieved. As of June 30, 2016 and March 31, 2016, the direct costs incurred in structuring the arrangement of $0.9 million have been deferred within other assets on the Consolidated Balance Sheets and will be recognized in proportion to the recognition of the related profits. Incremental costs to maintain the structure during the compliance period are recognized as incurred and were immaterial for the three months ended June 30, 2016.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and we refer readers to Part I, Item 2, Forward-Looking Statements, of this report for additional information.

Results of Operations

Executive Overview

We reported a net loss of $10.6 million, or $0.81 per share, on net sales of $104.9 million in the first quarter of fiscal 2017. We estimate the unfavorable impact of foreign currency year-over-year was $0.20 per share. In the prior-year period, we reported a net loss of $1.1 million, or $0.08 per share, on net sales of $134.4 million.

As expected, our first-quarter sales were lower compared to prior-year period. Importantly, we made progress on reducing dealer inventory and further strengthened and expanded our dealer base, despite a weaker powersports market and continued foreign currency headwinds. However, our first quarter per share loss was greater than anticipated, primarily due to the timing of snowmobile shipments that shifted to the second quarter, as well as a more competitive retail environment that led to higher promotional spending than planned. We continue to focus on implementing our strategies and are encouraged by the significant progress we are making to reposition Arctic Cat for long-term growth. We anticipate reporting stronger financial results in the second half of this fiscal year, driven by planned new product launches and contributions from our other key strategic initiatives.

We face ongoing challenges in fiscal 2017, with a soft and increasingly competitive powersports marketplace, and continued foreign currency headwinds. Yet, we see tremendous growth opportunities through product innovation and strategic partnerships. We remain committed to improving our efficiency, expanding gross margins and enhancing our financial performance over time.

For the fiscal year ending March 31, 2017, we are maintaining our estimated full-year net sales in the range of $635 million to $655 million, assuming a favorable foreign currency exchange impact on sales and gross profit in the range of $2 million to $5 million pre-tax. We are lowering our anticipated fiscal 2017 full-year net earnings to range from a loss of $0.70 per share to $1.00 per share due to a weaker powersports market, increased promotional costs and unfavorable product mix. Previously, we estimated our fiscal 2017 full-year net earnings to range from a loss of $0.39 per share to earnings of $0.08 per diluted share. Foreign currency exchange headwinds in fiscal 2017, primarily driven by the year-over-year impact of foreign currency exchange hedge losses, are estimated to reduce net earnings in the range of $0.42 to $0.53 per diluted share compared to fiscal 2016. For the prior fiscal 2016 full year, our loss per share totaled $0.71 on net sales of $632.9 million.

In the first half of fiscal 2017, we expect that our net sales will be down 12% to 15%, as we continue efforts to improve dealer inventory and prepare to launch new products. We expect stronger financial results in the second half of the fiscal year to be driven by new product launches that will begin in the fiscal 2017 third quarter, with the majority of new products to be launched in the fiscal 2017 fourth quarter.

Product Line Sales

	Three Months Ended June 30,
($ in thousands)	2016	Percent of Total Net Sales	2015	Percent of Total Net Sales	Change 2016 vs. 2015
Snowmobile	$40,537	38.7%	$58,231	43.3%	(30.4)%
ATV/ROV	43,740	41.7%	52,874	39.4%	(17.3)%
PG&A	20,595	19.6%	23,276	17.3%	(11.5)%

Total net sales	$104,872	100.0%	$134,381	100.0%	(22.0)%

During the first quarter of fiscal 2017, net sales decreased 22.0% to $104.9 million from $134.4 million in the first quarter of fiscal 2016. The decrease in net sales was a result of our efforts to reduce dealer inventory, as well as a change in the timing of product shipments. While sales of ROVs, including the WildcatTM, remained strong, core ATV sales decreased as planned as we continued to focus on lowering ATV inventory at North American dealers. We also made changes to our ATV/ROV ordering process, which resulted in moving ATV/ROV orders and production earlier in the fiscal year resulted in fewer snowmobile products shipped than in the prior-year period. These snow products will ship to dealers in the second quarter of fiscal 2017. Given the competitive retail environment, we also increased our sales incentives in the first quarter of fiscal 2017 compared to the prior-year period. In addition, PG&A sales declined primarily due to a continuing impact from poor snowfall last winter in key geographies.

Cost of Goods Sold

	Three Months Ended June 30,
($ in thousands)	2016	Percent of Total Cost of Goods Sold	2015	Percent of Total Cost of Goods Sold	Change 2016 vs. 2015
Snowmobile and ATV/ROV	$80,678	86.6%	$96,957	86.7%	(16.8)%
PG&A	12,437	13.4%	14,862	13.3%	(16.3)%

Total cost of goods sold	$93,115	100.0%	$111,819	100.0%	(16.7)%

During the first quarter of fiscal 2017, cost of goods sold decreased 16.7% to $93.1 million from $111.8 million for the first quarter of fiscal 2016. The decrease in net sales was the primary driver of the 16.8% decrease in costs of goods sold in snowmobile and ATV/ROV units, as well as the 16.3% decrease in PG&A. We also experienced an increase in cost of goods sold due to increased use of extended factory warranty programs as promotional offers.

Gross Profit

	Three Months Ended June 30,
($ in thousands)	2016	2015	Change 2016 vs. 2015
Gross profit	$11,757	$22,562	(47.9)%
Percentage of total net sales	11.2%	16.8%	(33.3)%

Gross profit decreased 47.9% to $11.8 million in the first quarter of fiscal 2017 from $22.6 million in the first quarter of fiscal 2016. The gross profit as percentage of net sales for the first quarter of fiscal 2016 decreased to 11.2% versus 16.8% in fiscal 2016. Gross profit was negatively impacted by lower sales volume and unfavorable foreign currency exchange rates, which we estimate reduced gross profit in the first quarter of fiscal 2017 by $1.6 million. The decrease in the gross profit rate was due to increased sales incentives as a result of a promotional retail environment.

Operating Expenses

	Three Months Ended June 30,
($ in thousands)	2016	2015	Change 2016 vs. 2015
Selling and marketing	$9,192	$8,955	2.6%
Research and development	7,858	6,003	30.9%
General and administrative	12,015	9,151	31.3%

Total operating expenses	$29,065	$24,109	20.6%

Percentage of total net sales	27.7%	17.9%

Operating expenses increased 20.6% to $29.1 million in the first quarter of fiscal 2017 from $24.1 million in the prior-year quarter. The increase was primarily due to the 30.9% increase in research and development expenses and the 31.3% increase in general and administrative expenses. The increase in research and development expenses was driven by investments in developing new end-user focused products as part of our new product roadmap. The increase in general and administrative expenses was driven by a $2.7 million year-over-year unfavorable impact from our foreign currency hedging activities.

Other Income (Expense)

Interest expense increased to $0.2 million during the first quarter of fiscal 2017 from $0.1 million in the first quarter of fiscal 2016. The increase in interest expense during the first quarter of fiscal 2017 was primarily due to increased borrowings under our line of credit compared to the prior-year quarter. We recognized an immaterial amount of interest income during the first quarter of fiscal 2017 and 2016.

Income Tax Benefit

In the first quarter of fiscal 2017, we recognized an income tax benefit of $7.0 million compared to the income tax benefit of $0.6 million in the first quarter of fiscal 2016, primarily as a result of an increase in pre-tax loss. Our effective tax rate was 39.8% and 36.4% in the first quarter of fiscal 2017 and 2016, respectively. The increase in the effective tax rate was mainly due to the permanent extension of the research and development credit by the U.S. Congress in the fourth quarter of fiscal 2016.

Net Loss

Net loss increased to $10.6 million, or $0.81 per share, in the first quarter of fiscal 2017 from a net loss of $1.1 million, or $0.08 per share, in the prior-year period. The increased loss in the first quarter of fiscal 2017 was attributable to a decrease in net sales, a lower gross profit rate and an increase in operating expenses as described above.

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

Cash Flow

The following table summarizes the cash flows from operating, investing and financing activities for the three months ended June 30, 2016 and 2015 ($ in thousands):

	2016	2015
Total cash provided by (used in):
Operating activities	$(57,551)	$(44,121)
Investing activities	(4,191)	(6,742)
Financing activities	57,693	29,735
Effects of exchange rate changes on cash and cash equivalents	(172)	1,153

Decrease in cash and cash equivalents	$(4,221)	$(19,975)

Operating Activities

During the first quarter of fiscal 2017, cash used in operating activities increased $13.4 million, or 30.4%, from the first quarter of fiscal 2016. The increase in cash used in operating activities was primarily due to an increase in cash used for inventory and an increase in our net loss. These increases were partially offset by an increase in cash from accounts payable due to changes in the timing of receipts and payments year-over-year.

Investing Activities

Cash used in investing activities in the first quarter of fiscal 2017 decreased $2.6 million, or 37.8%, from the first quarter of fiscal 2016 due to a reduction in cash used for purchases of property and equipment primarily resulting from the completion of our new paint line during the first quarter of fiscal 2017.

Financing Activities

During the first quarter of fiscal 2017, cash provided by financing activities increased $28.0 million, or 94.0%, from the first quarter of fiscal 2016 due to increased net borrowings under our revolving credit agreement and checks written in excess of bank balances, partially offset by a decrease in cash used for dividend payments due to the suspension of our quarterly cash dividend in the fourth quarter of fiscal 2016.

Financing Arrangements

We have a line of credit pursuant to a senior secured revolving credit agreement, which is scheduled to expire in March 2021. Under the agreement, we may borrow up to $130.0 million during May through November and up to $75.0 million during all other months of the fiscal year. The amount of permissible borrowings under the credit facility are dependent upon adequate levels of underlying collateral. As of June 30, 2016, we have $50.0 million of outstanding borrowings under the line of credit. Borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. We were in compliance with the terms of the credit agreement as of June 30, 2016. See Note 5, Financing, of the Notes to Consolidated Financial Statements herein for additional information about our senior secured revolving credit agreement.

We have agreements with Wells Fargo Commercial Distribution Finance in the United States and Canada to provide snowmobile, ATV and ROV floorplan financing for our North American dealers. These agreements improve our liquidity by financing dealer purchases of products without requiring substantial use of our working capital. We are paid by the floorplan companies shortly after shipment and as part of our marketing programs, we subsidize the floorplan financing of our dealers for certain set time periods depending on the magnitude of qualifying purchases.

The financing agreements require repurchase of repossessed new and unused units and set limits upon our potential liability for annual repurchases. The aggregate potential liability was approximately $72.4 million at June 30, 2016. We have incurred no material losses under these agreements. We believe current available cash and cash generated from operations provide sufficient funding in the event there is a requirement to perform under these guarantee and repurchase agreements. The financing agreements also have loss sharing provisions should any dealer default whereby we share certain losses with the floorplan finance companies. The maximum potential liability to Arctic Cat under these provisions was approximately $2.8 million at June 30, 2016.

Certain Information Concerning Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, within our most recent Annual Report on Form 10-K for the year ended March 31, 2016 for a discussion of our critical accounting policies.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Quarterly Report on Form 10-Q, and future filings with the Securities and Exchange Commission, our press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and other expressions that indicate future events and trends identify forward-looking statements, including statements related to our fiscal 2017 outlook, business strategy, market position and product development. In particular, these include, among others, statements relating to our anticipated capital expenditures and capital improvement programs, research and development expenditures, strategic partnerships, product introductions and demand, the effect of weather conditions and dealer ordering processes on our net sales, legal proceedings, access to debt and/or equity markets, our expectations regarding financing arrangements, our wholesale and retail sales and market share expectations, performance opportunities, inventory levels, industry wholesale and retail sales and demand expectations, depreciation and amortization expense, dividends, the effect of foreign currency exchange rates, sufficiency of funds to finance our operations and capital expenditures, raw material and component supply expectations, adequacy of insurance, and the effect of regulations on us and our industry and our compliance with such regulations.

Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors including those factors set forth in our Annual Report on Form 10-K for the year ended March 31, 2016, under heading “Item 1A. Risk Factors.” We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risk information included in our Annual Report on Form 10-K for the year ended March 31, 2016. Refer to Part II, Item 7A, titled “Quantitative and Qualitative Disclosures about Market Risk” within the Company’s Annual Report on Form 10-K for the year ended March 31, 2016 for a complete discussion of the Company’s market risk.

Item 4. Controls and Procedures

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

Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. No changes have occurred during the period covered by this report or since the evaluation date that would have a material effect on the disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 7, Commitments and Contingencies, of the Notes to Consolidated Financial Statements herein for further discussion.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Arctic Cat Inc.	(1)

3.2	Amended and Restated By-Laws of Arctic Cat Inc.	(2)

4.1	Form of specimen common stock certificate	(3)

10.1	Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated April 12, 2016, among Arctic Cat, the subsidiaries of Arctic Cat Inc., certain financial institutions as lenders, and Bank of America, N.A., as lender and administrative agent for the lenders.	(4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(4)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)

101	Financial statements from the quarterly report on Form 10-Q of Arctic Cat Inc. for the quarter ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.	(4)

(1)	Incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and our Current Report on Form 8-K filed August 11, 2014.
(2)	Incorporated herein by reference to our Current Report on Form 8-K filed January 16, 2013 and our Current Report on Form 8-K filed August 11, 2014.
(3)	Incorporated herein by reference to our Form S-1 Registration Statement. (File Number 33-34984)
(4)	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date:	August 8, 2016	By	/s/ Christopher T. Metz
Christopher T. Metz
President and Chief Executive Officer (principal executive officer)

Date:	August 8, 2016	By	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy
Chief Financial Officer (principal financial and accounting officer)