Form 10-Q
period 2016-09-30
ARCTIC CAT INC
filed 2016-11-09
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2016

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-18607

ARCTIC CAT INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1443470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 North 3rd Street Minneapolis, Minnesota	55401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(612) 350-1800

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

At November 2, 2016, the registrant had 13,047,660 shares of Common Stock outstanding.

ARCTIC CAT INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Arctic Cat Inc.

Consolidated Balance Sheets

($ in thousands, except per share amounts)

(Unaudited)

	September 30, 2016	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$9,151	$17,730
Accounts receivable, less allowances	93,321	35,760
Inventories	195,703	140,007
Prepaid expenses	4,010	6,456
Income taxes receivable	8,360	11,765
Other current assets	284	100

Total current assets	310,829	211,818
Property and equipment
Machinery, equipment and tooling	222,044	214,372
Land, buildings and improvements	34,277	33,259

	256,321	247,631
Less accumulated depreciation	173,918	166,144

	82,403	81,487
Goodwill	3,342	3,342
Intangible assets, net	2,861	2,855
Deferred income taxes	17,345	4,036
Other assets	1,130	1,163

	$417,910	$304,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$130,876	$72,012
Accrued expenses:
Marketing	7,173	9,087
Compensation	5,505	5,634
Warranties	27,620	24,809
Insurance	5,711	3,538
Other	6,741	8,950

Total current liabilities	183,626	124,030
Long-term debt	73,857	—
Other liabilities	13,156	13,280
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 37,440,000 shares authorized; shares issued and outstanding: 13,047,992 at September 30, 2016 and 13,038,249 at March 31, 2016	130	130
Additional paid-in-capital	8,018	6,105
Accumulated other comprehensive loss	(8,892)	(10,184)
Retained earnings	148,015	171,340

Total shareholders’ equity	147,271	167,391

	$417,910	$304,701

The accompanying notes are an integral part of these consolidated financial statements.

Arctic Cat Inc.

Consolidated Statements of Operations

($ in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net sales
Snowmobile and ATV/ROV units	$139,702	$180,676	$223,979	$291,781
Parts, garments and accessories	24,908	30,481	45,503	53,757

Total net sales	164,610	211,157	269,482	345,538
Cost of goods sold
Snowmobile and ATV/ROV units	133,269	147,739	213,947	244,696
Parts, garments and accessories	17,798	19,500	30,235	34,362

Total cost of goods sold	151,067	167,239	244,182	279,058

Gross profit	13,543	43,918	25,300	66,480
Operating expenses
Selling and marketing	11,188	11,842	20,380	20,797
Research and development	8,421	6,222	16,279	12,225
General and administrative	13,035	7,202	25,050	16,353

Total operating expenses	32,644	25,266	61,709	49,375

Operating profit (loss)	(19,101)	18,652	(36,409)	17,105
Other income (expense)
Interest income	23	12	25	12
Interest expense	(457)	(394)	(669)	(508)

Total other expense	(434)	(382)	(644)	(496)

Earnings (loss) before income taxes	(19,535)	18,270	(37,053)	16,609
Income tax expense (benefit)	(6,762)	7,099	(13,728)	6,494

Net earnings (loss)	$(12,773)	$11,171	$(23,325)	$10,115

Net earnings (loss) per share
Basic	$(0.98)	$0.86	$(1.79)	$0.78

Diluted	$(0.98)	$0.85	$(1.79)	$0.77

Weighted average shares outstanding (in thousands)
Basic	13,048	12,985	13,047	12,972

Diluted	13,048	13,145	13,047	13,149

The accompanying notes are an integral part of these consolidated financial statements.

Arctic Cat Inc.

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net earnings (loss)	$(12,773)	$11,171	$(23,325)	$10,115
Other comprehensive income (loss):
Foreign currency translation adjustments	227	(64)	(423)	1,043
Unrealized gain (loss) on derivative instruments, net of tax	1,072	669	1,715	(213)

Comprehensive income (loss)	$(11,474)	$11,776	$(22,033)	$10,945

The accompanying notes are an integral part of these consolidated financial statements.

Arctic Cat Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$(23,325)	$10,115
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	9,837	9,385
Deferred income taxes	(14,402)	534
Stock-based compensation expense	2,277	2,037
Changes in operating assets and liabilities:
Trading securities	—	1,009
Accounts receivable	(57,918)	(42,797)
Inventories	(55,993)	(18,263)
Accounts payable	58,884	9,210
Accrued expenses	3,508	(5,253)
Income taxes	3,420	5,913
Prepaid expenses and other	2,124	477

Net cash used in operating activities	(71,588)	(27,633)
Cash flows from investing activities:
Purchases of property and equipment	(10,806)	(19,269)

Net cash used in investing activities	(10,806)	(19,269)
Cash flows from financing activities:
Proceeds from long-term borrowings	160,690	148,323
Payments on long-term borrowings	(86,833)	(132,529)
Checks written in excess of bank balances	—	3,361
Proceeds from issuance of common stock	—	497
Payments for income taxes on net-settled option exercises	(32)	(50)
Tax benefit from stock option exercises	—	45
Dividends paid	—	(3,275)
Repurchase of common stock	—	(120)

Net cash provided by financing activities	73,825	16,252
Effect of exchange rate changes on cash and cash equivalents	(10)	1,110

Net decrease in cash and cash equivalents	(8,579)	(29,540)
Cash and cash equivalents at beginning of period	17,730	40,253

Cash and cash equivalents at end of period	$9,151	$10,713

Supplemental disclosure of cash payments for:
Income taxes	$64	$123

Interest	$669	$508

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. Results of operations for the interim periods are not necessarily indicative of results for the full year due to the seasonality of snowmobiles, all-terrain vehicles (“ATVs”) and recreational off-highway vehicles (“ROVs”) and related parts, garments and accessories (“PG&A”). The consolidated balance sheet as of March 31, 2016 is derived from the audited balance sheet as of that date.

Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Accordingly, actual results could differ from those estimates.

For the six months ended September 30, 2016, we realized a loss before income taxes and have recognized a deferred tax asset, significantly as a result of that loss. We performed an analysis to estimate the extent to which the deferred tax assets will be realized and determined that there was no material change to the valuation allowance during the six months ended September 30, 2016. However, due to the sensitivity in the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

Certain fiscal 2016 amounts have been reclassified to conform to the fiscal 2017 financial statement presentation. The reclassifications had no effect on previously reported operating results.

In preparing the accompanying consolidated financial statements, we have evaluated the period from October 1, 2016, through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. Other than as disclosed in Note 5, Financing, no such events were identified for this period.

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

In February 2016, the FASB issued ASU 2016-02, Lease Accounting, which requires lessees to recognize on the balance sheet certain operating and financing lease liabilities and corresponding right-of-use assets that have lease terms of greater than 12 months. This topic retains the distinction between finance leases and operating leases. The ASU is effective on a modified retrospective approach for annual periods beginning after December 15, 2018, and interim periods therein, with early adoption permitted. We are currently in the process of evaluating the impact of the adoption of this ASU on our consolidated results, but we currently expect the majority of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASU 2016-02.

In July 2015, the FASB issued ASU 2015-11, Inventory, which provides guidance for the measurement of inventory. The ASU requires entities to measure most inventory at the lower of cost or net realizable value and simplifies the current guidance, which requires entities to measure inventory at the lower of cost or market (with market defined as one of three different measures). The ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. We do not expect the adoption of this ASU will have a material impact on our consolidated results.

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

Recurring Fair Value Measurements

The following tables present, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2016 and March 31, 2016, according to the valuation technique utilized to determine their fair values ($ in thousands):

		Fair Value Measurements Using Inputs Considered as
	Fair Value at September 30, 2016	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts(1)	$284	$—	$284	$—

Liabilities:
Foreign currency contracts(1)	$1,398	$—	$1,398	$—

(1)	We utilize the income approach to measure fair value of foreign currency contracts, which is based on significant other observable inputs.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at March 31, 2016	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts(1)	$100	$—	$100	$—

Liabilities:
Foreign currency contracts(1)	$3,937	$—	$3,937	$—

(1)	We utilize the income approach to measure fair value of foreign currency contracts, which is based on significant other observable inputs.

Nonrecurring Fair Value Measurements

Our assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to tangible fixed assets, goodwill and other intangible assets, which are generally recorded at fair value as a result of an impairment charge. We did not record any significant charges to assets measured at fair value on a nonrecurring basis during the six months ended September 30, 2016 and 2015.

Other Fair Value Disclosures

Our financial instruments that approximate fair value due to their short-term nature and are not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable and accounts payable. At September 30, 2016, the carrying value of our revolving credit agreement approximates fair value and would be considered a Level 2 measurement.

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

The following tables summarize the notional amounts and carrying values of our derivative instruments as of September 30, 2016 and March 31, 2016 ($ in thousands):

	Derivative Instruments as of September 30, 2016
	Notional Value	Asset Fair Value(1)	Liability Fair Value(1)
Foreign currency contracts:
Canadian dollar	$59,892	$284	$1,267
Japanese yen	26,737	—	131

Total foreign currency contracts	$86,629	$284	$1,398

(1)	Assets are included in other current assets and liabilities are included in other accrued expenses in the accompanying Consolidated Balance Sheets.

	Derivative Instruments as of March 31, 2016
	Notional Value	Asset Fair Value(1)	Liability Fair Value(1)
Foreign currency contracts:
Canadian dollar	$87,875	$100	$3,937

Total foreign currency contracts	$87,875	$100	$3,937

(1)	Assets are included in other current assets and liabilities are included in other accrued expenses in the accompanying Consolidated Balance Sheets.

The following table presents the effects of derivative instruments on other comprehensive income (“OCI”) and on our Consolidated Statements of Operations for the six months ended September 30, 2016 and 2015 ($ in thousands):

	September 30, 2016		September 30, 2015
	Pre-Tax Gain (Loss) Recognized in OCI	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)
Canadian dollar(1)	$544	$(2,634)	$4,901	$5,673
Japanese yen(1)	(131)	—	(374)	(808)

(1)	Canadian dollar contracts are included in general and administrative expenses and Japanese yen contracts are included in cost of goods sold in the accompanying Consolidated Statements of Operations.

The ineffective portion of foreign currency contracts was not material for the six months ended September 30, 2016 and 2015.

4. GOODWILL AND INTANGIBLE ASSETS

There were no changes in the carrying values of goodwill and indefinite-lived intangible assets during the six months ended September 30, 2016. The following table provides the gross carrying amount of goodwill and indefinite-lived intangible assets as of September 30, 2016 and March 31, 2016 ($ in thousands):

	September 30, 2016	March 31, 2016
	Gross Carrying Amount	Gross Carrying Amount
Goodwill(1)	$3,342	$3,342
Indefinite-lived intangible assets	$436	$436

(1)	The entirety of our goodwill balance as of September 30, 2016 and March 31, 2016 resides in our PG&A operating segment. Refer to Note 10, Segment Reporting, for additional information on our operating segments.

There was no cumulative impairment related to goodwill or indefinite-lived intangibles assets at September 30, 2016 or March 31, 2016.

For definite-lived intangible assets, the changes in the net carrying amount for the six months ended September 30, 2016 and 2015 are as follows ($ in thousands):

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets, beginning	$4,315	$(1,896)	$4,312	$(1,511)
Amortization expense	—	(190)	—	(193)
Adjustments(1)	169	31	—	—
Currency translation effect on foreign balances	(15)	11	—	—

Definite-lived intangible assets, ending	$4,469	$(2,044)	$4,312	$(1,704)

(1)	Adjustment to correct gross carrying amount and accumulated amortization for certain intangible assets related to our previous acquisition of our European business.

Amortization expense is expected to be approximately $0.2 million for the remainder of fiscal 2017, $0.4 million for each of fiscal 2018, 2019 and 2020 and $0.2 million for fiscal 2021 and thereafter. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

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

All borrowings are collateralized by substantially all of our assets including all real estate, accounts receivable and inventory. As of September 30, 2016, we have $73.9 million of outstanding borrowings under the line of credit. No borrowings from the line of credit were outstanding at March 31, 2016. The outstanding letters of credit balances were $0.2 million and $3.5 million at September 30, 2016 and 2015, respectively, and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. We were in compliance with the terms of the credit agreement as of September 30, 2016. Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

In November 2016, subsequent to the end of the second quarter of fiscal 2017, we signed a commitment letter to amend our senior secured revolving credit agreement. The amendment would extend the term of the agreement to November 2021 and permit borrowings up to $130.0 million year round. We currently expect the amendment to be finalized prior to December 1, 2016.

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

For the three months ended September 30, 2016 and 2015, we recorded stock-based compensation expense of $0.9 million and $0.9 million, respectively, and for the six months ended September 30, 2016 and 2015, we recorded stock-based compensation expense of $2.2 million and $2.0 million, respectively, which has been included in general and administrative expenses in the accompanying Consolidated Statements of Operations. At September 30, 2016, we had $9.5 million of unrecognized compensation costs related to non-vested stock options, restricted stock awards and cash-settled SARs that are expected to be recognized over a weighted average period of approximately two years.

Stock Options

The following table summarizes the stock option transactions under the Plans for the six months ended September 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value ($ in thousands)(1)
Options outstanding at March 31, 2016	678,209	$30.08
Granted	344,169	16.62
Cancelled	(42,980)	26.26
Expired	(13,939)	43.44

Options outstanding at September 30, 2016	965,459	$25.26	7.80 years	$310

Exercisable at September 30, 2016	396,549	$28.01	6.03 years	$290

(1)	The aggregate intrinsic value is based on the difference between the exercise price and our September 30, 2016 common share market value for in-the-money options.

Restricted Stock

The following tables summarize restricted stock and restricted stock unit award activity under the Plans for the six months ended September 30, 2016:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 31, 2016	39,863	$22.98
Granted	1,179	16.74
Forfeited	(2,200)	27.30

Non-vested shares at September 30, 2016	38,842	$22.50

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 31, 2016	186,258	$24.79
Granted	59,993	16.56
Vested	(12,749)	39.60
Forfeited	(39,140)	19.20

Non-vested shares at September 30, 2016	194,362	$22.29

Cash-Settled Stock Appreciation Rights

Cash-settled SARs are valued using the Black-Scholes option-pricing model on the date of grant and are subsequently remeasured at each reporting period based on a revised Black-Scholes value until they are exercised. There were no cash-settled SARs granted or forfeited during the six months ended September 30, 2016. We recognized $0.1 million and $0.2 million of stock-based compensation expense related to previously granted cash-settled SARs during the three and six months ended September 30, 2016, respectively. Accrued expense for these awards was $0.2 million at September 30, 2016, which was recorded within other liabilities in the accompanying Consolidated Balance Sheets.

Net Earnings (Loss) Per Share

Our basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. Our diluted weighted average shares outstanding includes common shares and common share equivalents relating to stock options and restricted stock units, when dilutive. Options to purchase 883,987 and 475,925 shares of common stock with weighted average exercise prices of $26.71 and $36.53 were outstanding during the three month periods ended September 30, 2016 and 2015, respectively, and options to purchase 865,927 and 335,807 shares of common stock with weighted average exercise prices of $27.04 and $38.16 were outstanding during the six months periods ended September 30, 2016 and 2015, respectively, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consists of the following for the three and six months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Weighted average number of common shares outstanding	13,048	12,985	13,047	12,972
Dilutive effect of option plan	—	160	—	177

Common and potential shares outstanding – diluted	13,048	13,145	13,047	13,149

Accumulated Other Comprehensive Loss

The components of the changes in accumulated other comprehensive loss during the following periods were as follows ($ in thousands):

	Six Months Ended September 30,
	2016	2015
Accumulated other comprehensive loss, beginning	$(10,184)	$(7,142)
Foreign currency translation adjustments	(423)	1,043
Unrealized gain (loss) on derivative instruments, net of tax	1,715	(213)

Accumulated other comprehensive loss, ending	$(8,892)	$(6,312)

The unrealized gain (loss) on derivative instruments for the six months ended September 30, 2016 and 2015 were net of tax expense of $1.0 million and tax benefit of $0.1 million, respectively. There is no tax impact on foreign currency translation adjustments, as the earnings are considered permanently reinvested.

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

In October 2014, we filed a lawsuit captioned Arctic Cat Inc. v. Bombardier Recreational Products, Inc., and BRP U.S. Inc. in the United States District Court for the Southern District of Florida. We alleged the defendant infringed certain of our personal watercraft (“PWC”) patents. On June 1, 2016, a jury found the defendants willfully infringed all asserted claims in two of our patents for off-throttle assisted steering technology, which is an important safety mechanism designed to prevent on-water collisions and accidents in PWCs. The jury initially awarded us $15.5 million in damages. On June 14, 2016, a federal court judge trebled the damages and awarded us $46.7 million. Following post-trial motions, we were awarded an additional $1.5 million in post-trial damages in the second quarter of fiscal 2017. Although we were awarded damages, at this stage of the proceedings we can provide no assurance as to the timing or outcome of any appeal, nor the amount, if any, that might ultimately be recovered. Accordingly, no benefit has been recorded within our Consolidated Financial Statements as a result of the damages verdict.

Dealer Financing

Finance companies provide our North American dealers with floorplan financing. We have agreements with these finance companies to repurchase certain repossessed products sold to our dealers should such repossessions occur. At September 30, 2016, we are contingently liable under dealer financing agreements for a maximum repurchase amount of up to approximately $78.3 million. Our ultimate financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the subsequently anticipated resale of the repossessed product. Losses incurred under these agreements during the periods presented have not been material. The financing agreements also have loss sharing provisions should any dealer default, whereby we share certain losses with the finance companies. The maximum liability to us under these provisions is approximately $4.2 million at September 30, 2016.

8. INVENTORIES

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Manufacturing costs include materials, labor, freight-in and manufacturing overhead. As of September 30, 2016 and March 31, 2016, inventories consist of the following ($ in thousands):

	September 30, 2016	March 31, 2016
Raw materials and sub-assemblies	$59,674	$35,770
Finished goods	90,820	64,127
Parts, garments and accessories	45,209	40,110

	$195,703	$140,007

9. PRODUCT WARRANTIES

We generally provide a limited warranty for 12 months from the date of consumer registration on snowmobiles and for six months from the date of consumer registration on ATVs and ROVs. We may provide longer warranties in certain geographical markets as determined by local regulations and market conditions, as well as related to certain promotional programs. We provide for estimated warranty costs at the time of sale based on historical rates and trends. Subsequent adjustments are made to the warranty reserve as actual claims become known or the amounts are determinable, including costs associated with safety recalls, which may occur after the standard warranty period.

The following table represents changes in our accrued warranty liability for the six month periods ended September 30, 2016 and 2015 ($ in thousands):

	Six Months Ended September 30,
	2016	2015
Accrued warranty, beginning	$24,809	$23,062
Warranty provision	7,448	6,659
Warranty claim payments	(4,637)	(5,049)

Accrued warranty, ending	$27,620	$24,672

In the fourth quarter of fiscal 2016, we switched from offering a third-party extended warranty program as a promotional incentive to consumers to offering an in-house extended factory warranty promotional program. As a result, our accrued warranty balance and related provision and claim payments include the impact of these extended warranty programs in the consolidated financial statements. As of September 30, 2016 and March 31, 2016, we had accrued $3.3 million and $1.7 million, respectively, within accrued warranty for our in-house extended warranty program. For the six months ended September 30, 2016, our warranty provision included $1.6 million for our in-house extended warranty program, compared to $1.7 million of third-party extended warranty recorded as incentive expense in the six months ended September 30, 2015. The warranty claim payments for in-house extended warranty programs were immaterial for the six months ended September 30, 2016.

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

We aggregate our snowmobile and ATV/ROV operating segments into one operating segment, as the segments have similar economic characteristics. Given the crossover of customers, manufacturing and asset management, we do not maintain separate balance sheets for each segment. Accordingly, the segment information presented below is limited to sales and gross profit data ($ in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net sales
Snowmobile and ATV/ROV units	$139,702	$180,676	$223,979	$291,781
Parts, garments and accessories	24,908	30,481	45,503	53,757

Total net sales	164,610	211,157	269,482	345,538

Gross profit
Snowmobile and ATV/ROV units	6,433	32,937	10,032	47,085
Parts, garments and accessories	7,110	10,981	15,268	19,395

Total gross profit	$13,543	$43,918	$25,300	$66,480

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

The NMTC arrangement is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. As of September 30, 2016 and March 31, 2016, Wells Fargo’s net $5.3 million contribution is recorded within other liabilities on our Consolidated Balance Sheets. The benefit of this net contribution will be recognized as earnings at the end of the seven year recapture period, when our performance obligation of regulatory and contractual compliance is relieved. As of September 30, 2016 and March 31, 2016, the direct costs incurred in structuring the arrangement of $0.9 million have been deferred within other assets on the Consolidated Balance Sheets and will be recognized in proportion to the recognition of the related profits. Incremental costs to maintain the structure during the compliance period are recognized as incurred and were immaterial for the six months ended September 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Arctic Cat Inc. (“Arctic Cat,” or “we,” “our” or “us”) is a Minnesota corporation incorporated in 1982 with principal executive offices in Minneapolis, Minnesota. We design, engineer, manufacture and market snowmobiles, all-terrain vehicles (“ATVs”) and recreational off-highway vehicles (“side-by-sides” or “ROVs”), as well as related parts, garments and accessories (“PG&A”) under the Arctic Cat® and Motorfist® brand names. We market our products through a network of independent dealers located throughout the United States, Canada, and Europe and through distributors representing dealers in Europe, Russia, South America, the Middle East, China, Asia and other international markets. The Arctic Cat brand is among the most widely recognized and respected names in the recreational vehicle industry.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and we refer readers to Part I, Item 2, Forward-Looking Statements, of this report for additional information.

Results of Operations

Executive Overview

We reported a net loss of $12.8 million, or $0.98 per share, on net sales of $164.6 million in the second quarter of fiscal 2017. We estimate the unfavorable impact of foreign currency year-over-year was $0.17 per share. The second quarter of fiscal 2017 included a $1.4 million after-tax product liability settlement, which reduced earnings per share by $0.10. In the prior-year period, we reported net earnings of $11.2 million, or $0.85 per diluted share, on net sales of $211.2 million. For the six months ended September 30, 2016, we reported a net loss of $23.3 million, or $1.79 per share, on net sales of $269.5 million, compared to net earnings of $10.1 million, or $0.77 per diluted share, on net sales of $345.5 million for the six months ended September 30, 2015.

We expected that our second quarter would be challenging as we continued to implement our turnaround strategies. However, we encountered a softer than anticipated powersports market in the quarter, with both Arctic Cat’s and the overall industry’s sales down. We are disappointed in our second quarter results, which were impacted by lower sales volumes, unfavorable product mix and a heightened promotional environment.

We made further progress on implementing our strategic growth initiatives in the second quarter of fiscal 2017. We recently signed two strategic partnerships – one during the second quarter of fiscal 2017 and the other after quarter end – that we anticipate will contribute meaningfully to our future revenues in fiscal 2018 and beyond. We continue to expect reporting stronger financial results in the second half of fiscal 2017 driven by planned product launches and an improved product mix. In addition, we remain focused on our growth strategies, including pursuing strategic partnerships; ramping up end-user focused new products; creating a brand marketing powerhouse and improving Arctic Cat’s dealer network.

We continue to face ongoing challenges in fiscal 2017, with a soft and increasingly competitive powersports marketplace and continued headwinds from foreign currency. We are positioning Arctic Cat to capitalize on tremendous growth opportunities through new product innovation and strategic partnerships. We are highly encouraged by our progress in these areas and we expect future contributions from each. As we invest to support our strategic initiatives, we are cutting costs and manufacturing output to improve free cash flow and earnings. We believe that our balanced approach, along with our expected amendment of our credit facility, will enable us to realize Arctic Cat’s long-term growth potential.

For the fiscal year ending March 31, 2017, we are lowering our estimated full-year net sales and earnings range, reflecting a weakened powersports market, unfavorable macroeconomic trends, unfavorable product mix and a highly competitive promotional environment. We now anticipate fiscal 2017 net sales of $600 million to $640 million, and fiscal 2017 net earnings to range from a loss of $1.00 per share to $1.40 per share, which reflects a return to profitability in the second half of the fiscal year. Previously, we estimated our fiscal 2017 full-year net earnings to range from a loss of $0.70 per share to a loss of $1.00 per share. Continued foreign currency exchange headwinds in fiscal 2017, driven by the year-over-year impact of foreign currency exchange hedge losses, are estimated to reduce net earnings in the range of $0.44 to $0.47 per share compared to fiscal 2016. For the prior fiscal 2016 full year, our loss per share totaled $0.71 on net sales of $632.9 million.

Product Line Sales

	Three Months Ended September 30,				Six Months Ended September 30,
($ in thousands)	2016	Percent of Total Net Sales	2015	Percent of Total Net Sales	2016	Percent of Total Net Sales	2015	Percent of Total Net Sales
Snowmobile	$95,685	58.1%	$109,918	52.1%	$136,222	50.5%	$168,149	48.6%
ATV/ROV	44,017	26.8%	70,758	33.5%	87,757	32.6%	123,632	35.8%
PG&A	24,908	15.1%	30,481	14.4%	45,503	16.9%	53,757	15.6%

Total net sales	$164,610	100.0%	$211,157	100.0%	$269,482	100.0%	$345,538	100.0%

In the first half of fiscal 2017, we faced a weak powersports market impacted by macroeconomic trends in the oil and gas and agricultural sectors, as well as a highly-competitive retail environment, which have contributed to a decrease in net sales. During the second quarter of fiscal 2017, net sales decreased 22.0% to $164.6 million from $211.2 million in the second quarter of fiscal 2016. Snowmobile net sales decreased 12.9% due to lower North American sales volume and an increase in incentives, partially offset by increased sales to our OEM partner due to timing of production and shipments. ATV/ROV net sales decreased 37.8% as we continued to curtail wholesale shipments and increase incentives to support our efforts to reduce inventory at our North America dealers. PG&A net sales decreased 18.3%, which was primarily attributable to a sluggish powersports market and lower pre-season sales of snow-related items resulting from elevated dealer inventory due to poor snowfall in key geographies in consecutive years.

Net sales for the six months ended September 30, 2016 decreased 22.0% to $269.5 million from $345.5 million. The decrease in net sales was largely the result of our efforts to reduce dealer inventory, which resulted in lower wholesale sales volumes and increased sales incentives. Snowmobile net sales decreased 19.0% primarily due to lower North American sales volume and an increase in incentives, partially offset by an increase in sales to our OEM partner. ATV/ROV net sales decreased 29.0% driven by lower sales volume and an increase in incentives, as we continue to focus on reducing dealer inventory. We also experienced an unfavorable mix into lower-priced ATV/ROV models, which we do not expect to continue in the second half of fiscal 2017. PG&A net sales decreased 15.4%, primarily due to a continuing impact from poor snowfall in key geographies in consecutive years and lower in-season ATV/ROV sales due to changes in the timing of the ordering process.

Cost of Goods Sold

	Three Months Ended September 30,				Six Months Ended September 30,
($ in thousands)	2016	Percent of Total Cost of Goods Sold	2015	Percent of Total Cost of Goods Sold	2016	Percent of Total Cost of Goods Sold	2015	Percent of Total Cost of Goods Sold
Snowmobile and ATV/ROV	$133,269	88.2%	$147,739	88.3%	$213,947	87.6%	$244,696	87.7%
PG&A	17,798	11.8%	19,500	11.7%	30,235	12.4%	34,362	12.3%

Total cost of goods sold	$151,067	100.0%	$167,239	100.0%	$244,182	100.0%	$279,058	100.0%

During the second quarter of fiscal 2017, cost of goods sold decreased 9.7% to $151.1 million from $167.2 million for the second quarter of fiscal 2016. During the six months ended September 30, 2016, cost of goods sold decreased 12.5% to $244.2 million from $279.1 million for the six months ended September 30, 2015. The overall decrease in net sales was the primary driver of the decrease in costs of goods sold, which was partially offset by an increase in cost of goods sold due to an unfavorable foreign currency exchange impact on engine purchases.

Gross Profit

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2016	2015	Change 2016 vs. 2015	2016	2015	Change 2016 vs. 2015
Gross profit	$13,543	$43,918	(69.2)%	$25,300	$66,480	(61.9)%
Percentage of total net sales	8.2%	20.8%	(60.6)%	9.4%	19.2%	(51.0)%

Gross profit decreased 69.2% to $13.5 million in the second quarter of fiscal 2017 from $43.9 million in the second quarter of fiscal 2016. Gross profit as a percentage of net sales for the second quarter of fiscal 2017 decreased to 8.2% versus 20.8% in fiscal 2016. Gross profit was negatively impacted by lower sales volume, an unfavorable snowmobile mix due to an increase in lower-margin sales to our OEM partner, increased sales incentives as a result of a highly-promotional retail environment and an unfavorable foreign currency exchange impact on engine purchases.

Gross profit decreased 61.9% to $25.3 million from $66.5 million for the six months ended September 30, 2016 and 2015, respectively. Gross profit as a percentage of net sales for the six months ended September 30, 2016 decreased to 9.4% versus 19.2% in fiscal 2016. Gross profit was negatively impacted by lower sales volume, increased sales incentives as a result of a promotional retail environment and an increased mix of Yamaha snowmobile sales and lower margin ATV/ROV sales due to an unfavorable mix into lower-priced ATV/ROV models.

Operating Expenses

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2016	2015	Change 2016 vs. 2015	2016	2015	Change 2016 vs. 2015
Selling and marketing	$11,188	$11,842	(5.5)%	$20,380	$20,797	(2.0)%
Research and development	8,421	6,222	35.3%	16,279	12,225	33.2%
General and administrative	13,035	7,202	81.0%	25,050	16,353	53.2%

Total operating expenses	$32,644	$25,266	29.2%	$61,709	$49,375	25.0%

Percentage of total net sales	19.8%	12.0%		22.9%	14.3%

Operating expenses increased 29.2% to $32.6 million in the second quarter of fiscal 2017 from $25.3 million in the prior-year quarter. Operating expenses increased 25.0% to $61.7 million from $49.4 million for the six months ended September 30, 2016 and 2015, respectively. The increase in both periods was due to an increase in general and administrative and research and development expenses. The increase in general and administrative expenses was due to a year-over-year unfavorable impact from our foreign currency hedging activities of $3.9 million and $6.6 million in the second quarter of fiscal 2017 and six months ended September 30, 2016, respectively. In addition, legal expenses increased primarily due to a $2.2 million product liability settlement in the second quarter of fiscal 2017. The increase in research and development expenses was driven by continued investments in developing new end-user focused products as part of our new product roadmap.

Other Income (Expense)

Interest expense increased to $0.5 million during the second quarter of fiscal 2017 from $0.4 million in the second quarter of fiscal 2016. For the six months ended September 30, 2016 and 2015, interest expense increased to $0.7 million from $0.5 million, respectively. The quarter and year-to-date increase is primarily due to increased borrowings under our line of credit compared to the prior-year comparative periods. We recognized an immaterial amount of interest income during the second quarter of fiscal 2017 and 2016 and for the six months ended September 30, 2016 and 2015.

Income Tax Expense (Benefit)

In the second quarter of fiscal 2017, we recognized an income tax benefit of $6.8 million compared to the income tax expense of $7.1 million in the second quarter of fiscal 2016, primarily due to the $19.5 million pre-tax loss incurred in the second quarter of fiscal 2017 compared to $18.3 million of pre-tax earnings for the prior-year comparative period. During the six months ended September 30, 2016, we recognized an income tax benefit of $13.7 million compared to the income tax expense of $6.5 million for the six months ended September 30, 2015, primarily due to the $37.1 million pre-tax loss incurred for the six months ended September 30, 2016 compared to $16.6 million of pre-tax earnings for the prior year comparative period. Our effective tax rate was 34.6% and 38.9% in the second quarter of fiscal 2017 and 2016, respectively, and 37.0% and 39.1% for the six months ended September 30, 2016 and 2015, respectively. The higher effective tax rate in the prior-year periods was mainly due to the rate impact of non-deductible expenses and other discrete items, which had a larger impact due to a lower pre-tax earnings (loss) forecast.

Net Earnings (Loss)

Net loss was $12.8 million, or $0.98 per share, in the second quarter of fiscal 2017 compared with net earnings of $11.2 million, or $0.85 per diluted share, in the prior year comparative period. For the six months ended September 30, 2016, net loss was $23.3 million, or $1.79 per share, compared with net earnings of $10.1 million, or $0.77 per diluted share, in the prior year comparative period. The quarter and year-to-date net loss, as compared to net earnings for the prior year comparative periods, is primarily attributable to a decrease in net sales, a lower gross profit rate and an increase in operating expenses in fiscal 2017 as described above.

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

Cash Flow

The following table summarizes the cash flows from operating, investing and financing activities for the six months ended September 30, 2016 and 2015 ($ in thousands):

	2016	2015
Total cash provided by (used in):
Operating activities	$(71,588)	$(27,633)
Investing activities	(10,806)	(19,269)
Financing activities	73,825	16,252
Effects of exchange rate changes on cash and cash equivalents	(10)	1,110

Decrease in cash and cash equivalents	$(8,579)	$(29,540)

Operating Activities

During the six months ended September 30, 2016, cash used in operating activities increased to $71.6 million from $27.6 million for the six months ended September 30, 2015. The increase in cash used in operating activities was primarily due to an increase in cash used for inventory, an increase in our net loss and an increase in cash used for accounts receivable due to the timing of snowmobile shipments to our OEM partner. These increases were partially offset by an increase in cash from accounts payable due to changes in the timing of receipts and payments for engines year-over-year and more efficient management of our vendor payments.

Investing Activities

Cash used in investing activities for the six months ended September 30, 2016 decreased to $10.8 million from $19.3 million for the six months ended September 30, 2015 due to a reduction in cash used for purchases of property and equipment primarily resulting from the completion of our new paint line during the first quarter of fiscal 2017.

Financing Activities

During the six months ended September 30, 2016, cash provided by financing activities increased to $73.8 million from $16.2 million for the six months ended September 30, 2015. The increase in cash provided by financing activities is primarily due to increased net borrowings under our revolving credit agreement due to lower sales and a decrease in cash used for dividend payments due to the suspension of our quarterly cash dividend in the fourth quarter of fiscal 2016.

Financing Arrangements

We have a line of credit pursuant to a senior secured revolving credit agreement, which is scheduled to expire in March 2021. Under the agreement, we may borrow up to $130.0 million during May through November and up to $75.0 million during all other months of the fiscal year. The amount of permissible borrowings under the credit facility are dependent upon adequate levels of underlying collateral. As of September 30, 2016, we have $73.9 million of outstanding borrowings under the line of credit. Borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. We were in compliance with the terms of the credit agreement as of September 30, 2016.

In November 2016, subsequent to the end of the second quarter of fiscal 2017, we signed a commitment letter to amend our senior secured revolving credit agreement. The amendment would extend the term of the agreement to November 2021 and permit borrowings up to $130.0 million year round. We currently expect the amendment to be finalized prior to December 1, 2016. See Note 5, Financing, of the Notes to Consolidated Financial Statements herein for additional information about our senior secured revolving credit agreement.

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

The financing agreements require repurchase of repossessed new and unused units should such repossessions occur and set limits upon our potential liability for annual repurchases. The aggregate potential liability was up to approximately $78.3 million at September 30, 2016. We have incurred no material losses under these agreements. We believe current available cash, cash generated from operations and working capital funding through our line of credit arrangement provide sufficient funding in the event there is a requirement to perform under these guarantee and repurchase agreements. The financing agreements also have loss sharing provisions should any dealer default whereby we share certain losses with the floorplan finance companies. The maximum potential liability to Arctic Cat under these provisions was approximately $4.2 million at September 30, 2016.

Certain Information Concerning Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Contractual Obligations

We have $73.9 million of outstanding borrowings under our credit facility as of September 30, 2016. There were no other material changes outside the ordinary course of business with respect to our contractual obligations during the first six months of fiscal 2017. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, within our most recent Annual Report on Form 10-K for the year ended March 31, 2016 for a discussion of our contractual obligations.

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

Item 1A. Risk Factors

There have been no changes to the risk factors included in Part I, Item 1A, Risk Factors, within our most recent Annual Report on Form 10-K for the year ended March 31, 2016, other than the following:

We may experience negative or unforeseen tax consequences.

We review the probability of the realization of our net deferred tax assets each reporting period based on forecasts of taxable income in both the U.S. and foreign jurisdictions. This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax planning opportunities and other relevant considerations. Adverse changes in the profitability and financial outlook in U.S. or foreign jurisdictions may require the establishment of a valuation allowance to reduce our net deferred tax assets. Such changes could result in a material non-cash expense in the period in which the changes are made and could have a material adverse impact on our results of operations and financial condition.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Arctic Cat Inc.	(1)
3.2	Amended and Restated By-Laws of Arctic Cat Inc.	(2)
4.1	Form of specimen common stock certificate	(3)
10.1	Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated April 12, 2016, among Arctic Cat, the subsidiaries of Arctic Cat Inc., certain financial institutions as lenders, and Bank of America, N.A., as lender and administrative agent for the lenders.	(4)
10.2	Arctic Cat Inc. 2013 Omnibus Stock and Incentive Plan, as amended.	(5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(4)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(4)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)
101	Financial statements from the quarterly report on Form 10-Q of Arctic Cat Inc. for the quarter and six months ended September 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.	(4)

(1)	Incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and our Current Report on Form 8-K filed August 11, 2014.
(2)	Incorporated herein by reference to our Current Report on Form 8-K filed January 16, 2013, our Current Report on Form 8-K filed August 11, 2014 and our Current Report on Form 8-K filed October 27, 2016.
(3)	Incorporated herein by reference to our Form S-1 Registration Statement. (File Number 33-34984)
(4)	Filed with this Quarterly Report on Form 10-Q.
(5)	Incorporated herein by reference to the Definitive Proxy Statement filed by the registrant on June 20, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date: November 9, 2016	By	/s/ Christopher T. Metz
Christopher T. Metz
President and Chief Executive Officer (principal executive officer)

Date: November 9, 2016	By	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy
Chief Financial Officer (principal financial and accounting officer)