Form 10-Q
period 2016-12-31
ARCTIC CAT INC
filed 2017-02-06
CIK 719866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2016

or

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

At February 1, 2017, the registrant had 13,061,142 shares of Common Stock outstanding.

ARCTIC CAT INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Arctic Cat Inc.

Consolidated Balance Sheets

($ in thousands, except per share amounts)

(Unaudited)

	December 31, 2016	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$10,480	$17,730
Accounts receivable, less allowances	44,035	35,760
Inventories	185,568	140,007
Prepaid expenses	3,956	6,456
Income taxes receivable	1,968	11,765
Other current assets	1,176	100

Total current assets	247,183	211,818
Property and equipment
Machinery, equipment and tooling	230,813	214,372
Land, buildings and improvements	34,290	33,259

	265,103	247,631
Less accumulated depreciation	179,378	166,144

	85,725	81,487
Goodwill	3,342	3,342
Intangible assets, net	2,756	2,855
Deferred tax assets	—	4,036
Other assets	2,565	1,163

	$341,571	$304,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$87,376	$72,012
Accrued expenses:
Marketing	8,772	9,087
Compensation	3,343	5,634
Warranties	28,065	24,809
Insurance	4,549	3,538
Other	5,623	8,950

Total current liabilities	137,728	124,030

Deferred tax liabilities	315	—
Long-term debt	79,075	—
Other liabilities	13,497	13,280
Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $1.00; 2,050,000 shares authorized; none issued	—	—
Preferred stock – Series B Junior Participating, par value $1.00; 450,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 37,440,000 shares authorized; shares issued and outstanding: 13,061,818 at December 31, 2016 and 13,038,249 at March 31, 2016	131	130
Additional paid-in capital	9,009	6,105
Accumulated other comprehensive loss	(8,978)	(10,184)
Retained earnings	110,794	171,340

Total shareholders’ equity	110,956	167,391

	$341,571	$304,701

The accompanying notes are an integral part of these consolidated financial statements.

Arctic Cat Inc.

Consolidated Statements of Operations

($ in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net sales
Snowmobile and ATV/ROV units	$96,331	$143,135	$320,310	$434,916
Parts, garments and accessories	21,052	22,865	66,555	76,622

Total net sales	117,383	166,000	386,865	511,538
Cost of goods sold
Snowmobile and ATV/ROV units	92,849	125,703	306,796	370,399
Parts, garments and accessories	14,824	16,047	45,059	50,409

Total cost of goods sold	107,673	141,750	351,855	420,808

Gross profit	9,710	24,250	35,010	90,730
Operating expenses
Selling and marketing	11,214	12,223	31,594	33,020
Research and development	7,422	7,236	23,701	19,461
General and administrative	11,623	10,607	36,673	26,960

Total operating expenses	30,259	30,066	91,968	79,441

Operating profit (loss)	(20,549)	(5,816)	(56,958)	11,289
Other income (expense)
Interest income	27	1	52	13
Interest expense	(545)	(192)	(1,214)	(700)

Total other expense	(518)	(191)	(1,162)	(687)

Earnings (loss) before income taxes	(21,067)	(6,007)	(58,120)	10,602
Income tax expense (benefit)	16,154	(3,610)	2,426	2,884

Net earnings (loss)	$(37,221)	$(2,397)	$(60,546)	$7,718

Net earnings (loss) per share
Basic	$(2.85)	$(0.18)	$(4.64)	$0.59

Diluted	$(2.85)	$(0.18)	$(4.64)	$0.59

Weighted average shares outstanding (in thousands)
Basic	13,052	13,006	13,049	12,983

Diluted	13,052	13,006	13,049	13,147

The accompanying notes are an integral part of these consolidated financial statements.

Arctic Cat Inc.

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net earnings (loss)	$(37,221)	$(2,397)	$(60,546)	$7,718
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,086)	(711)	(1,509)	332
Unrealized gain on derivative instruments, net of tax	1,000	378	2,715	165

Comprehensive income (loss)	$(37,307)	$(2,730)	$(59,340)	$8,215

The accompanying notes are an integral part of these consolidated financial statements.

Arctic Cat Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$(60,546)	$7,718
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	15,513	14,326
Deferred income taxes	2,440	(460)
Stock-based compensation expense	3,733	3,267
Changes in operating assets and liabilities:
Trading securities	—	1,009
Accounts receivable	(9,048)	(19,034)
Inventories	(46,678)	6,064
Accounts payable	13,029	(17,514)
Accrued expenses	1,919	(5,303)
Income taxes	9,816	3,214
Prepaid expenses and other	1,001	5,888

Net cash used in operating activities	(68,821)	(825)

Cash flows from investing activities:
Purchases of property and equipment	(19,624)	(27,231)
Other	—	(11)

Net cash used in investing activities	(19,624)	(27,242)

Cash flows from financing activities:
Proceeds from long-term borrowings	229,449	226,733
Payments on long-term borrowings	(150,374)	(226,733)
Checks written in excess of bank balances	2,397	2,472
Proceeds from issuance of common stock	—	582
Payments for income taxes on net-settled option exercises	(205)	(230)
Tax benefit from stock option exercises	—	66
Dividends paid	—	(4,915)
Repurchase of common stock	—	(120)

Net cash provided by (used in) financing activities	81,267	(2,145)

Effect of exchange rate changes on cash and cash equivalents	(72)	936

Net decrease in cash and cash equivalents	(7,250)	(29,276)
Cash and cash equivalents at beginning of period	17,730	40,253

Cash and cash equivalents at end of period	$10,480	$10,977

Supplemental disclosure of cash payments for:
Income taxes	$67	$145

Interest	$1,214	$700

The accompanying notes are an integral part of these consolidated financial statements.

Arctic Cat Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Arctic Cat Inc., its wholly owned subsidiaries and certain variable interest entities (“VIEs”). Unless the context otherwise requires, the use of the terms “Arctic Cat,” “we,” “our,” or “us” in these unaudited Notes to Consolidated Financial Statements refers to Arctic Cat Inc. and, as applicable, its consolidated subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation.

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. Results of operations for the interim periods are not necessarily indicative of results for the full year due to the seasonality of snowmobiles, all-terrain vehicles (“ATVs”) and recreational off-highway vehicles (“ROVs”) and related parts, garments and accessories (“PG&A”). The consolidated balance sheet as of March 31, 2016 is derived from the audited balance sheet as of that date.

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

Pending Merger with Textron Inc.

On January 24, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Textron Inc. (“Textron”), a Delaware corporation, and Aces Acquisition Corp. (“Purchaser”), a Minnesota corporation and an indirect wholly owned subsidiary of Textron. The Merger Agreement provides that, subject to the terms therein, Purchaser will commence a tender offer to purchase all of the issued and outstanding shares of Arctic Cat Inc.’s common stock, par value $0.01 per share, at a price of $18.50 per share in cash, without interest and subject to any withholding taxes required by applicable law. Following consummation of the tender offer and, if applicable, a shareholder vote to adopt the Merger Agreement and approve the Merger, upon the terms and subject to the conditions set forth in the Merger Agreement, Purchaser will merge with and into Arctic Cat with Arctic Cat surviving as an indirect wholly owned subsidiary of Textron (the “Merger”).

Textron commenced the tender offer on February 2, 2017. For further information regarding the Merger, please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as our Current Report on Form 8-K filed on January 25, 2017 along with the Merger Agreement, which is attached as Exhibit 2.1 thereto, our Solicitation/Recommendation Statement on Schedule 14D-9 filed on February 2, 2017, and Textron’s Tender Offer Statement on Schedule TO, and accompanying exhibits, filed on February 2, 2017. The foregoing description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Merger Agreement.

In preparing the accompanying consolidated financial statements, we have evaluated the period from January 1, 2017, through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. Other than the merger and related transactions and activities, as contemplated by the Merger Agreement, no such events were identified for this period.

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

Recurring Fair Value Measurements

The following tables present, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2016 and March 31, 2016, according to the valuation technique utilized to determine their fair values ($ in thousands):

		Fair Value Measurements Using Inputs Considered as
	Fair Value at December 31, 2016	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts(1)	$1,176	$—	$1,176	$—

Liabilities:
Foreign currency contracts(1)	$699	$—	$699	$—

(1)	We utilize the income approach to measure fair value of foreign currency contracts, which is based on significant other observable inputs.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at March 31, 2016	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts(1)	$100	$—	$100	$—

Liabilities:
Foreign currency contracts(1)	$3,937	$—	$3,937	$—

(1)	We utilize the income approach to measure fair value of foreign currency contracts, which is based on significant other observable inputs.

Nonrecurring Fair Value Measurements

Our assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to tangible fixed assets, goodwill and other intangible assets, which are generally recorded at fair value as a result of an impairment charge. We did not record any significant charges to assets measured at fair value on a nonrecurring basis during the three and nine months ended December 31, 2016 and 2015.

Other Fair Value Disclosures

Our financial instruments that approximate fair value due to their short-term nature and are not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable and accounts payable. At December 31, 2016, the carrying value of our revolving credit agreement approximates fair value and would be considered a Level 2 measurement.

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

The following tables summarize the notional amounts and carrying values of our derivative instruments as of December 31, 2016 and March 31, 2016 ($ in thousands):

	Derivative Instruments as of December 31, 2016
	Notional Value	Asset Fair Value(1)	Liability Fair Value(1)
Foreign currency contracts:
Canadian dollar	$48,418	$1,084	$67
Japanese yen	21,998	92	632

Total foreign currency contracts	$70,416	$1,176	$699

(1)	Assets are included in other current assets and liabilities are included in other accrued expenses in the accompanying Consolidated Balance Sheets.

	Derivative Instruments as of March 31, 2016
	Notional Value	Asset Fair Value(1)	Liability Fair Value(1)
Foreign currency contracts:
Canadian dollar	$87,875	$100	$3,937

Total foreign currency contracts	$87,875	$100	$3,937

(1)	Assets are included in other current assets and liabilities are included in other accrued expenses in the accompanying Consolidated Balance Sheets.

The following table presents the effects of derivative instruments on other comprehensive income (“OCI”) and on our Consolidated Statements of Operations for the nine months ended December 31, 2016 and 2015 ($ in thousands):

	December 31, 2016		December 31, 2015
	Pre-Tax Gain (Loss) Recognized in OCI	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)
Foreign currency contracts:
Canadian dollar(1)	$3,038	$(1,684)	$7,402	$7,575
Japanese yen(1)	(1,566)	(1,026)	(374)	(808)

(1)	Canadian dollar contracts are included in general and administrative expenses and Japanese yen contracts are included in cost of goods sold in the accompanying Consolidated Statements of Operations.

The ineffective portion of foreign currency contracts was not material for the three and nine months ended December 31, 2016 and 2015.

4. GOODWILL AND INTANGIBLE ASSETS

There were no changes in the carrying values of goodwill and indefinite-lived intangible assets during the nine months ended December 31, 2016. The following table provides the gross carrying amount of goodwill and indefinite-lived intangible assets as of December 31, 2016 and March 31, 2016 ($ in thousands):

	December 31, 2016	March 31, 2016
	Gross Carrying Amount	Gross Carrying Amount
Goodwill(1)	$3,342	$3,342
Indefinite-lived intangible assets	$436	$436

(1)	The entirety of our goodwill balance as of December 31, 2016 and March 31, 2016 resides in our PG&A operating segment. Refer to Note 10, Segment Reporting, for additional information on our operating segments.

There was no cumulative impairment related to goodwill or indefinite-lived intangibles assets at December 31, 2016 or March 31, 2016.

For definite-lived intangible assets, the changes in the net carrying amount for the nine months ended December 31, 2016 and 2015 are as follows ($ in thousands):

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets, beginning	$4,315	$(1,896)	$4,312	$(1,511)
Amortization expense	—	(284)	—	(289)
Adjustments(1)	169	31	—	—
Currency translation effect on foreign balances	(60)	45	—	—

Definite-lived intangible assets, ending	$4,424	$(2,104)	$4,312	$(1,800)

(1)	Adjustments to correct gross carrying amount and accumulated amortization for certain intangible assets related to our previous acquisition of our European business.

Amortization expense for definite-lived intangible assets for the three months ended December 31, 2016 and 2015 was $0.1 million and $0.1 million, respectively. Amortization expense is expected to be approximately $0.1 million for the remainder of fiscal 2017, $0.4 million for each of fiscal 2018, 2019 and 2020 and $0.2 million for fiscal 2021 and thereafter. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

5. FINANCING

We rely on a senior secured revolving credit facility for working capital needs and general corporate purposes, including documentary and stand-by letters of credit. On November 29, 2016, we entered into a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A. as lender and agent. We amended our credit facility to increase our permissible borrowings to $130.0 million year round (formerly only $75.0 million was permitted during the December to April months). Further, we extended the maturity date from March 10, 2021 to November 29, 2021. The amount of permissible borrowings under the credit facility is dependent upon adequate levels of underlying collateral. At December 31, 2016, the maximum permissible borrowings under the credit facility were $104.1 million. Borrowings under the credit facility bear interest at either the base rate plus the applicable margin or the LIBOR rate plus the applicable margin, depending on the type of loan. The applicable margin is calculated based on Arctic Cat’s amount available for borrowing under the credit facility. At December 31, 2016, Arctic Cat’s interest rate margin was 2.75% over LIBOR.

All borrowings are collateralized by substantially all of our assets including all capital equipment, real estate, intellectual property and trademarks, accounts receivable and inventory. As of December 31, 2016, we have $79.1 million of outstanding borrowings under the line of credit. No borrowings from the line of credit were outstanding at March 31, 2016. The outstanding letters of credit balances were $0.1 million and $3.8 million at December 31, 2016 and 2015, respectively, and borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. We were in compliance with the terms of the credit agreement as of December 31, 2016. Outstanding letters of credit will be repaid over the following six months in accordance with the credit agreement and any such renewal.

6. SHAREHOLDERS’ EQUITY

Stock Compensation Plans

We have outstanding equity awards under a 2013 Omnibus Stock and Incentive Plan (the “2013 Plan”), a 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”) and a 2002 Omnibus Stock and Incentive Plan (the “2002 Plan,” and along with the 2013 Plan and 2007 Plan, the “Plans”), previously approved by our shareholders. We record stock-based compensation expense related to stock options, restricted stock and restricted stock units over the requisite service period based on the fair value of the awards on the grant date. We record stock-based compensation expense related to cash-settled stock appreciation rights (“SARs”) over the requisite service period based on the fair value of the awards at the end of each reporting period.

For the three months ended December 31, 2016 and 2015, we recorded stock-based compensation expense of $1.5 million and $1.2 million, respectively, and for the nine months ended December 31, 2016 and 2015, we recorded stock-based compensation expense of $3.7 million and $3.3 million, respectively, which has been included in general and administrative expenses in the accompanying

Consolidated Statements of Operations. At December 31, 2016, we had $8.0 million of unrecognized compensation costs related to non-vested stock options, restricted stock awards and cash-settled SARs that are expected to be recognized over a weighted average period of approximately two years.

Stock Options

The following table summarizes the stock option transactions under the Plans for the nine months ended December 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value ($ in thousands)(1)
Options outstanding at March 31, 2016	678,209	$30.08
Granted	344,169	16.62
Cancelled	(42,980)	26.26
Expired	(63,908)	38.13

Options outstanding at December 31, 2016	915,490	$24.62	7.66 years	$275

Exercisable at December 31, 2016	424,620	$27.71	6.22 years	$263

(1)	The aggregate intrinsic value is based on the difference between the exercise price and our December 31, 2016 common share market value for in-the-money options.

Restricted Stock

The following tables summarize restricted stock and restricted stock unit award activity under the Plans for the nine months ended December 31, 2016:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 31, 2016	39,863	$22.98
Granted	1,179	16.74
Vested	(10,500)	33.46
Forfeited	(3,400)	27.04

Non-vested shares at December 31, 2016	27,142	$18.08

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 31, 2016	186,258	$24.79
Granted	59,993	16.56
Vested	(37,892)	34.85
Forfeited	(39,140)	19.20

Non-vested shares at December 31, 2016	169,219	$20.78

Cash-Settled Stock Appreciation Rights

Cash-settled SARs are valued using the Black-Scholes option-pricing model on the date of grant and are subsequently remeasured at each reporting period based on a revised Black-Scholes value until they are exercised. There were no cash-settled SARs granted or forfeited during the nine months ended December 31, 2016. We recognized $0.1 million and $0.2 million of stock-based compensation expense related to previously granted cash-settled SARs during the three and nine months ended December 31, 2016, respectively. Accrued expense for these awards was $0.3 million at December 31, 2016, which was recorded within other liabilities in the accompanying Consolidated Balance Sheets.

Net Earnings (Loss) Per Share

Our basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. Our diluted weighted average shares outstanding includes common shares and common share equivalents relating to stock options and restricted stock units, when dilutive. Options to purchase 857,433 and 505,925 shares of common stock with weighted average exercise prices of $27.75 and $36.38 were outstanding during the three months ended December 31, 2016 and 2015, respectively, and options to purchase 863,095 and 392,513 shares of common stock with weighted average exercise prices of $27.28 and $37.39 were outstanding during the nine months ended December 31, 2016 and 2015, respectively, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Weighted average shares outstanding consists of the following for the three and nine months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Weighted average number of common shares outstanding	13,052	13,006	13,049	12,983
Dilutive effect of option plan	—	—	—	164

Common and potential shares outstanding – diluted	13,052	13,006	13,049	13,147

Accumulated Other Comprehensive Loss

The components of the changes in accumulated other comprehensive loss during the following periods were as follows ($ in thousands):

	Nine Months Ended December 31,
	2016	2015
Accumulated other comprehensive loss, beginning	$(10,184)	$(7,142)
Foreign currency translation adjustments	(1,509)	332
Unrealized gain on derivative instruments, net of tax	2,715	165

Accumulated other comprehensive loss, ending	$(8,978)	$(6,645)

The unrealized gain on derivative instruments for the nine months ended December 31, 2016 and 2015 were net of tax expense of $1.6 million and $0.1 million, respectively. There is no tax impact on foreign currency translation adjustments, as the earnings are considered permanently reinvested.

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

We record an accrual within accrued expenses in the Consolidated Balance Sheets based on our estimated range of potential exposures related to claims, including future legal expenditures, settlements and judgments of which we are aware, where we have assessed that a loss is probable and an amount can be reasonably estimated. We utilize historical trends and other analysis to assist in determining the appropriate loss accrual estimate. Should any settlement occur that exceeds our estimate or a new claim arise, we may need to adjust our overall accrual and, depending on the amount, such adjustment could be material. We are not involved in any legal proceedings that we believe will have a materially adverse impact on our business or financial condition, results of operations or cash flows.

Patent Infringement Suit

In October 2014, we filed a lawsuit captioned Arctic Cat Inc. v. Bombardier Recreational Products, Inc., and BRP U.S. Inc. in the United States District Court for the Southern District of Florida. We alleged the defendant infringed certain of our personal watercraft

(“PWC”) patents. On June 1, 2016, a jury found the defendants willfully infringed all asserted claims in two of our patents for off-throttle assisted steering technology, which is an important safety mechanism designed to prevent on-water collisions and accidents in PWCs. The jury initially awarded us $15.5 million in damages. On June 14, 2016, a federal court judge trebled the damages and awarded us $46.7 million. Following post-trial motions, we were awarded an additional $1.5 million in post-trial damages in the second quarter of fiscal 2017. On January 3, 2017, the court awarded us an additional $0.9 million in pre-judgment interest and ordered that BRP U.S. Inc. pay an ongoing royalty of $205.08 per infringing unit from the date of the Final Judgment, June 14, 2016, through the expiration of the patent. Although we were awarded damages, at this stage of the proceedings we can provide no assurance as to the timing or outcome of any appeal, nor the amount, if any, that might ultimately be recovered. Accordingly, no benefit has been recorded within our Consolidated Financial Statements as a result of the damages verdict.

Dealer Financing

Finance companies provide our North American dealers with floorplan financing. We have agreements with these finance companies to repurchase certain repossessed products sold to our dealers should such repossessions occur. At December 31, 2016, we are contingently liable under dealer financing agreements for a maximum repurchase amount of up to approximately $81.0 million. Our ultimate financial exposure under these agreements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received upon the subsequently anticipated resale of the repossessed product. The financing agreements also have loss sharing provisions should any dealer default, whereby we share certain losses with the finance companies. The maximum liability to us under these provisions is approximately $4.6 million at December 31, 2016. Losses incurred under these agreements during the periods presented have not been material.

8. INVENTORIES

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Manufacturing costs include materials, labor, freight-in and manufacturing overhead. As of December 31, 2016 and March 31, 2016, inventories consist of the following ($ in thousands):

	December 31, 2016	March 31, 2016
Raw materials and sub-assemblies	$53,417	$35,770
Finished goods	88,927	64,127
Parts, garments and accessories	43,224	40,110

	$185,568	$140,007

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

The following table represents changes in our accrued warranty liability for the nine month periods ended December 31, 2016 and 2015 ($ in thousands):

	Nine Months Ended December 31,
	2016	2015
Accrued warranty, beginning	$24,809	$23,062
Warranty provision	10,221	10,059
Warranty claim payments	(6,965)	(7,597)

Accrued warranty, ending	$28,065	$25,524

In the fourth quarter of fiscal 2016, we switched from offering a third-party extended warranty program as a promotional incentive to consumers to offering an in-house extended factory warranty promotional program. As a result, our accrued warranty balance and related provision and claim payments include the impact of these extended warranty programs in the consolidated financial statements. As of December 31, 2016 and March 31, 2016, we had accrued $4.3 million and $1.7 million, respectively, within accrued warranty for our in-house extended warranty program. For the nine months ended December 31, 2016, our warranty provision included $2.8 million for our in-house extended warranty program, compared to $2.5 million of third-party extended warranty recorded as incentive expense in the nine months ended December 31, 2015. The warranty claim payments for in-house extended warranty programs were immaterial for the nine months ended December 31, 2016.

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

We aggregate our snowmobile and ATV/ROV operating segments into one operating segment, as the segments have similar economic characteristics. Given the crossover of customers, manufacturing and asset management, we do not maintain separate balance sheets for each segment. Accordingly, the segment information presented below is limited to sales and gross profit data ($ in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net sales
Snowmobile and ATV/ROV units	$96,331	$143,135	$320,310	$434,916
Parts, garments and accessories	21,052	22,865	66,555	76,622

Total net sales	117,383	166,000	386,865	511,538

Gross profit
Snowmobile and ATV/ROV units	3,482	17,432	13,514	64,517
Parts, garments and accessories	6,228	6,818	21,496	26,213

Total gross profit	$9,710	$24,250	$35,010	$90,730

11. NEW MARKET TAX CREDIT TRANSACTION

As more fully described within our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, during February 2016, we received approximately $5.3 million in net proceeds from a financing arrangement related to an investment in equipment at our manufacturing facility in Thief River Falls, Minnesota. This financing arrangement was structured with Wells Fargo Community Development Enterprises, Inc. (“Wells Fargo”), WF Paint & Assembly Investment Fund, LLC (the “Investment Fund”), and Arctic Cat Production Support LLC, our direct, wholly owned subsidiary, in connection with our participation in transactions qualified under the federal New Market Tax Credit (“NMTC”) program, pursuant to the Community Renewal Tax Relief Act of 2000. In exchange for its contribution to the Investment Fund, Wells Fargo is entitled to substantially all of the tax benefits derived from the NMTC arrangement, while we effectively received net proceeds equal to Wells Fargo’s contributions to the Investment Fund less direct and incremental transaction costs.

The NMTC arrangement is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. As of December 31, 2016 and March 31, 2016, Wells Fargo’s net $5.3 million contribution is recorded within other liabilities on our Consolidated Balance Sheets. The benefit of this net contribution will be recognized as earnings at the end of the seven year recapture period, when our performance obligation of regulatory and contractual compliance is relieved. As of December 31, 2016 and March 31, 2016, the direct costs incurred in structuring the arrangement of $0.9 million have been deferred within other assets on the Consolidated Balance Sheets and will be recognized in proportion to the recognition of the related profits. Incremental costs to maintain the structure during the compliance period are recognized as incurred and were immaterial for the nine months ended December 31, 2016.

12. INCOME TAXES

In the third quarter of fiscal 2017, we recognized income tax expense of $16.2 million compared to an income tax benefit of $3.6 million in the third quarter of fiscal 2016. During the nine months ended December 31, 2016, we recognized income tax expense of $2.4 million compared to income tax expense of $2.9 million for the nine months ended December 31, 2015. Despite the loss before income taxes for the third quarter of fiscal 2017 and nine months ended December 31, 2016, we recognized income tax expense as a result of recording a valuation allowance of $26.9 million, primarily on net operating loss carryforwards and research and development tax credit carryforwards during the third quarter of fiscal 2017. We established the valuation allowance based on the weight of available evidence, both positive and negative, including results of recent and current operations and our estimates of future taxable income or loss. In order to determine the amount of deferred tax assets or liabilities, as well as the valuation allowances, we must make estimates and assumptions regarding future taxable income and other business considerations. Changes in these estimates and assumptions, including changes in tax laws and other changes impacting our ability to recognize the underlying deferred tax assets, could require us to adjust the valuation allowances in future periods.

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

Pending Merger with Textron

On January 24, 2017 (the “Agreement Date”), we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Textron Inc. (“Textron”), a Delaware corporation, and Aces Acquisition Corp. (“Purchaser”), a Minnesota corporation and an indirect wholly owned subsidiary of Textron. The Merger Agreement provides that, subject to the terms therein, Purchaser will commence a tender offer (the “Offer”) to purchase all of the issued and outstanding shares of Arctic Cat Inc.’s common stock, par value $0.01 per share (the “Shares”), at a price of $18.50 per share in cash (the “Offer Price”), without interest and subject to any withholding taxes required by applicable law.

The consummation of the Offer, and the obligation of Purchaser to accept for payment and pay for Shares tendered pursuant to the Offer, is subject to various conditions set forth in the Merger Agreement, including, but not limited to, (i) at least one Share more than 50% of the Shares (determined on a fully diluted basis) being validly tendered in the Offer and not properly withdrawn, (ii) the receipt of required regulatory approvals in the United States and Germany or the expiration or termination of the applicable waiting period with respect thereto, (iii) the absence of a material adverse effect on Arctic Cat (as defined in the Merger Agreement) and (iv) the satisfaction or, to the extent permitted by applicable law, waiver by Textron or Purchaser of the other conditions and requirements set forth in Annex I to the Merger Agreement.

The Merger Agreement contains customary representations and warranties by Textron, Purchaser and Arctic Cat. The Merger Agreement also contains customary covenants and agreements, including with respect to the operations of the business of Arctic Cat and its subsidiaries between signing and closing, restrictions on Arctic Cat regarding soliciting and responding to alternative business combination transactions, governmental filings and approvals and other matters. Subject to certain limited exceptions, the Merger Agreement prohibits our solicitation of proposals relating to alternative business combination transactions and restricts our ability to furnish non-public information to, or participate in any discussions or negotiations with, any third party with respect to any such transaction.

The Merger Agreement includes a remedy of specific performance for Arctic Cat, Textron and Purchaser. The Merger Agreement also contains termination rights for each of Textron, Purchaser and Arctic Cat and further provides that upon termination of the Merger Agreement under specified circumstances, including termination by Arctic Cat in order to accept and enter into a definitive agreement with respect to an unsolicited superior proposal, Arctic Cat will be required to pay a termination fee of $7,400,000 (the “Arctic Cat Termination Fee”). A superior proposal is a bona fide written proposal made by a third party after the Agreement Date, which did not result from a material breach of the Merger Agreement, (i) pursuant to which such third party would acquire, directly or indirectly, 50% or more of the outstanding Shares or all, or substantially all, the assets of Arctic Cat and its subsidiaries, taken as a whole, (ii) is on terms that the board of directors of Arctic Cat has determined in good faith (after consultation with its financial advisor and outside legal counsel and after taking into account all the terms and conditions of such bona fide written proposal) are more favorable to Arctic Cat’s shareholders from a financial point of view than the terms and conditions of the Merger Agreement (accounting for any amendment thereto proposed by Parent in accordance with the terms thereof), and (iii) that the board of directors of Arctic Cat has determined (after consultation with its financial advisor and outside legal counsel) is reasonably capable of being consummated in accordance with the terms proposed in a reasonable period of time, taking into account all financial, regulatory, legal and other aspects (including certainty of closing and certainty of financing) of such proposal. Any such termination of the Merger Agreement by Arctic Cat is subject to certain conditions, including our compliance with certain procedures set forth in the Merger Agreement and a determination by the board of directors of Arctic Cat that the failure to take such action would be inconsistent with its fiduciary duties under applicable law, the entrance into a definitive agreement by Arctic Cat with a third party with respect to such alternative business combination transaction and payment of the Arctic Cat Termination Fee by us to Textron.

The foregoing description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Merger Agreement. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of such agreement and as of specific dates, were made solely for the benefit of the parties to the Merger Agreement, and are intended not as statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate. In addition, such representations, warranties and covenants may have been qualified by certain disclosures not reflected in the text of the Merger Agreement and may apply standards of materiality in a way that is different from what may be viewed as material by shareholders of, or other investors in, Arctic Cat. Investors are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of Arctic Cat, Parent, Purchaser or any of their respective subsidiaries or affiliates.

Additional Information and Where to Find It

The description of the Offer contained herein is neither an offer to purchase nor a solicitation of an offer to sell any securities of Arctic Cat. The Offer is only being made through a Tender Offer Statement on Schedule TO filed with the SEC on February 2, 2017, which contains an offer to purchase, form of letter transmittal and other documents relating to the Offer (the “Tender Offer Materials”). For additional information regarding the Merger, please refer to our Current Report on Form 8-K filed on January 25, 2017 along with the Merger Agreement, which is attached as Exhibit 2.1 thereto. In addition, we filed a Solicitation/Recommendation Statement on Schedule 14D-9 on February 2, 2017 with respect to the Offer. Textron and Purchaser have mailed the Tender Offer Materials and the Schedule 14D-9 to our shareholders. These documents contain important information about the Offer, and the shareholders of Arctic Cat are urged to read them carefully and review these and other documents relating to the transactions contemplated by the Merger Agreement. These materials will be made available free of charge on the “Investor Relations” section of our website at www.arcticcat.com when available. In addition, all of these materials (and all other materials filed by Arctic Cat with the SEC) will be available at no charge from the SEC through its website at www.sec.gov. Shareholders may also obtain free copies of the documents filed by Arctic Cat with the SEC by contacting Investor Relations/CFO at Arctic Cat Inc., 500 North 3rd Street, Minneapolis, MN 55401; telephone number (612) 350-1791.

Results of Operations

Executive Overview

We reported a net loss of $37.2 million, or $2.85 per share, on net sales of $117.4 million in the third quarter of fiscal 2017. For the nine months ended December 31, 2016, we reported a net loss of $60.5 million, or $4.64 per share, on net sales of $386.9 million. The net loss in both fiscal 2017 periods included the impact of recording a $26.9 million valuation allowance against our deferred tax assets as further described under the heading Income Tax Expense (Benefit) below. The income tax expense impact of the $26.9 million valuation allowance increased our net loss by $2.06 per share in both fiscal 2017 periods.

In the third quarter of fiscal 2016, we reported a net loss of $2.4 million, or $0.18 per diluted share, on net sales of $166.0 million, and we reported net earnings of $7.7 million, or $0.59 per diluted share, on net sales of $511.5 million for the nine months ended December 31, 2015.

We continued to encounter a challenging powersports market in the third quarter of fiscal 2017. Macroeconomic trends in key demographic markets and unfavorable weather trends have continued to have a negative impact on retail sales leading to higher dealer inventory. As a result, dealers have continued to be cautious and wholesale orders have continued to be below expectations, which led to lower net sales, particularly near the end of the third quarter of fiscal 2017. In addition, we have faced a highly-promotional retail environment that negatively impacted net sales and gross margins as we and our competitors look to combat lower retail sales and incentivize customers to purchase products.

Despite this challenging operating environment, we continued to pursue our strategic growth initiatives in the third quarter of fiscal 2017. We signed a second strategic partnership to complement the strategic partnership we signed in the second quarter of fiscal 2017 with the goal of enhancing our future revenues in fiscal 2018 and beyond. We continue to develop new products for expected market introductions in fiscal 2018. In addition, we remain focused on pursuing strategic partnerships; ramping up end-user focused new products; creating a brand marketing powerhouse and improving Arctic Cat’s dealer network.

Product Line Sales

	Three Months Ended December 31,				Nine Months Ended December 31,
($ in thousands)	2016	Percent of Total Net Sales	2015	Percent of Total Net Sales	2016	Percent of Total Net Sales	2015	Percent of Total Net Sales
Snowmobile	$70,180	59.8%	$83,113	50.1%	$206,402	53.4%	$251,262	49.1%
ATV/ROV	26,151	22.3%	60,022	36.1%	113,908	29.4%	183,654	35.9%
PG&A	21,052	17.9%	22,865	13.8%	66,555	17.2%	76,622	15.0%

Total net sales	$117,383	100.0%	$166,000	100.0%	$386,865	100.0%	$511,538	100.0%

We have faced a challenging operating environment throughout fiscal 2017 driven by a weak powersports market impacted by macroeconomic trends in the oil and gas and agricultural sectors, as well as a highly competitive retail environment. In addition, the prior two years of low snowfall in key geographies led to higher dealer inventory of snowmobiles and related PG&A products, which has contributed to lower wholesale sales and increased incentives, as our dealers work to reduce their inventory. In the third quarter of fiscal 2017, net sales decreased 29.3% compared to the prior year. Snowmobile net sales decreased $12.9 million, or 15.6%, due to lower North American sales volume and a shift in the timing of sales to our OEM partner, as well as due to increased sales incentives. ATV/ROV net sales decreased $33.9 million, or 56.4%, primarily driven by lower sales volume and an increased mix of lower-priced units. PG&A net sales decreased 7.9%, which was primarily attributable to a sluggish powersports market and the continued impact of lower snowfall in the prior two years.

Net sales for the nine months ended December 31, 2016 decreased 24.4% to $386.9 million from $511.5 million. The decrease in net sales was largely the result of the challenging operating environment described above, as well as our efforts to reduce dealer inventory, which resulted in lower wholesale sales volumes and increased sales incentives. Snowmobile net sales decreased 17.9% primarily due to lower North American sales volume and an increase in incentives. ATV/ROV net sales decreased 38.0% driven by lower sales volume and an increase in incentives, as we continue to focus on reducing dealer inventory and remain competitive in a highly-promotional retail landscape. We also experienced an unfavorable mix into lower-priced ATV/ROV models. PG&A net sales decreased 13.1%, primarily due to a continuing impact from poor snowfall in key geographies in consecutive years and lower in-season ATV/ROV sales due to changes in the timing of the ordering process.

Cost of Goods Sold

	Three Months Ended December 31,				Nine Months Ended December 31,
($ in thousands)	2016	Percent of Total Cost of Goods Sold	2015	Percent of Total Cost of Goods Sold	2016	Percent of Total Cost of Goods Sold	2015	Percent of Total Cost of Goods Sold
Snowmobile and ATV/ROV	$92,849	86.2%	$125,703	88.7%	$306,796	87.2%	$370,399	88.0%
PG&A	14,824	13.8%	16,047	11.3%	45,059	12.8%	50,409	12.0%

Total cost of goods sold	$107,673	100.0%	$141,750	100.0%	$351,855	100.0%	$420,808	100.0%

During the third quarter of fiscal 2017, cost of goods sold decreased 24.0% to $107.7 million from $141.7 million for the third quarter of fiscal 2016. During the nine months ended December 31, 2016, cost of goods sold decreased 16.4% to $351.9 million from $420.8 million for the nine months ended December 31, 2015. The decrease in cost of goods sold was primarily due to the decrease in net sales, and to a lesser extent, a mix shift into lower-priced products. These decreases were partially offset by an increase in cost of goods sold due to an unfavorable foreign currency exchange impact on engine purchases and a warranty charge related to a snowmobile warranty bulletin.

Gross Profit

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2016	2015	Change 2016 vs. 2015	2016	2015	Change 2016 vs. 2015
Gross profit	$9,710	$24,250	(60.0)%	$35,010	$90,730	(61.4)%
Percentage of total net sales	8.3%	14.6%	(43.2)%	9.0%	17.7%	(49.2)%

Gross profit decreased 60.0% to $9.7 million in the third quarter of fiscal 2017 from $24.3 million in the third quarter of fiscal 2016. Gross profit as a percentage of net sales for the third quarter of fiscal 2017 decreased to 8.3% versus 14.6% in the third quarter of fiscal 2016. Gross profit was negatively impacted by lower sales volume and increased sales incentives as a result of a highly-promotional retail environment.

Gross profit decreased 61.4% to $35.0 million from $90.7 million for the nine months ended December 31, 2016 and 2015, respectively. Gross profit as a percentage of net sales for the nine months ended December 31, 2016 decreased to 9.0% versus 17.7% in the prior year comparative period. Gross profit was negatively impacted by lower sales volume, increased sales incentives as a result of a promotional retail environment and an increased mix of lower margin ATV/ROV sales due to an unfavorable mix into lower-priced ATV/ROV models.

Operating Expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2016	2015	Change 2016 vs. 2015	2016	2015	Change 2016 vs. 2015
Selling and marketing	$11,214	$12,223	(8.3)%	$31,594	$33,020	(4.3)%
Research and development	7,422	7,236	2.6%	23,701	19,461	21.8%
General and administrative	11,623	10,607	9.6%	36,673	26,960	36.0%

Total operating expenses	$30,259	$30,066	0.6%	$91,968	$79,441	15.8%

Percentage of total net sales	25.8%	18.1%		23.8%	15.5%

Operating expenses increased 0.6% to $30.3 million in the third quarter of fiscal 2017 from $30.1 million in the prior-year quarter. Operating expenses increased 15.8% to $92.0 million from $79.4 million for the nine months ended December 31, 2016 and 2015, respectively. The increase in both periods was due to an increase in general and administrative and research and development expenses. The increase in general and administrative expenses was due to a year-over-year unfavorable impact from our foreign currency hedging activities of $2.0 million and $8.6 million in the third quarter of fiscal 2017 and nine months ended December 31, 2016, respectively. In addition, legal expenses increased during the nine months ended December 31, 2016 due to a $2.2 million product liability settlement. The increase in research and development expenses was driven by continued investments in developing new end-user focused products as part of our new product roadmap.

Other Income (Expense)

Interest expense increased to $0.5 million during the third quarter of fiscal 2017 from $0.2 million in the third quarter of fiscal 2016. For the nine months ended December 31, 2016, interest expense increased to $1.2 million from $0.7 million in the nine months ended December 31, 2015. The quarter and year-to-date increase is primarily due to increased borrowings under our line of credit compared to the prior-year comparative periods and a higher interest rate on borrowings. We recognized an immaterial amount of interest income during the third quarter of fiscal 2017 and 2016 and for the nine months ended December 31, 2016 and 2015.

Income Tax Expense (Benefit)

In the third quarter of fiscal 2017, we recognized income tax expense of $16.2 million compared to an income tax benefit of $3.6 million in the third quarter of fiscal 2016. During the nine months ended December 31, 2016, we recognized income tax expense of $2.4 million compared to income tax expense of $2.9 million for the nine months ended December 31, 2015. Despite the loss before income taxes for the third quarter of fiscal 2017 and nine months ended December 31, 2016, we recognized income tax expense as a result of recording a valuation allowance of $26.9 million, primarily on net operating loss carryforwards and research and development tax credit carryforwards, during the third quarter of fiscal 2017. We established the valuation allowance based on the weight of available evidence, both positive and negative, including results of recent and current operations and our estimates of future taxable income or loss.

Our effective tax rate was 76.7% and 60.1% in the third quarter of fiscal 2017 and 2016, respectively, and 4.2% and 27.2% for the nine months ended December 31, 2016 and 2015, respectively. In addition to the rate impact of the $26.9 million valuation allowance, the change in the effective tax rate in both periods was primarily due to the rate impact of non-deductible expenses, year-over-year operational results and the rate impact of other discrete items.

Net Earnings (Loss)

Net loss increased to $37.2 million, or $2.85 per share, in the third quarter of fiscal 2017 from a net loss of $2.4 million, or $0.18 per share, in the prior year comparative period. For the nine months ended December 31, 2016, net loss was $60.5 million, or $4.64 per share, compared with net earnings of $7.7 million, or $0.59 per diluted share, in the prior year comparative period. The third quarter net loss increase and year-to-date net loss, as compared to net earnings for the prior year comparative period, is primarily attributable to a decrease in net sales, a lower gross profit rate and an increase in operating expenses in fiscal 2017 as described above.

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

The seasonality of our production cycles generates significant fluctuations in our working capital requirements during the year. Historically, we have financed our working capital requirements with available cash balances, augmented by borrowings under our credit facility in the early to middle portion of our production cycle. Given recent industry and operating challenges, our historical borrowing patterns have been disrupted. We believe current available cash and cash generated from operations, together with working capital financing through our available line of credit and other available capital resources, will provide sufficient funds to finance operations on a short and long-term basis and for at least the next 12 months. However, there can be no assurance that adequate working capital financing arrangements will remain available or that the costs and other terms of such new financing arrangements will not be significantly less favorable to us than has historically been available.

Cash Flow

The following table summarizes the cash flows from operating, investing and financing activities for the nine months ended December 31, 2016 and 2015 ($ in thousands):

	2016	2015
Total cash provided by (used in):
Operating activities	$(68,821)	$(825)
Investing activities	(19,624)	(27,242)
Financing activities	81,267	(2,145)
Effects of exchange rate changes on cash and cash equivalents	(72)	936

Decrease in cash and cash equivalents	$(7,250)	$(29,276)

Operating Activities

During the nine months ended December 31, 2016, cash used in operating activities increased to $68.8 million from $0.8 million for the nine months ended December 31, 2015. The increase in cash used in operating activities was primarily due to an increase in cash used for inventory and an increase in our net loss, as compared to net earnings in the prior year comparative period. These increases were partially offset by an increase in cash from accounts payable due to more efficient management of our vendor payments.

Investing Activities

Cash used in investing activities for the nine months ended December 31, 2016 decreased to $19.6 million from $27.2 million for the nine months ended December 31, 2015 due to a reduction in cash used for purchases of property and equipment primarily resulting from the completion of our new paint line during the first quarter of fiscal 2017.

Financing Activities

During the nine months ended December 31, 2016, cash provided by financing activities was $81.3 million as compared to cash used in financing activities of $2.1 million for the prior year comparative period. The increase in cash provided by financing activities is primarily due to increased net borrowings under our revolving credit agreement due to lower sales and higher inventories, as well as a decrease in cash used for dividend payments due to the suspension of our quarterly cash dividend in the fourth quarter of fiscal 2016.

Financing Arrangements

We rely on a senior secured revolving credit facility for working capital needs and general corporate purposes, including documentary and stand-by letters of credit. On November 29, 2016, we entered into a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A. as lender and agent. We amended our credit facility to increase our permissible borrowings to $130.0 million year round (formerly only $75.0 million was permitted during the December to April months). Further, we extended the maturity date from March 10, 2021 to November 29, 2021. The amount of permissible borrowings under the credit facility is dependent upon adequate levels of underlying collateral. As of December 31, 2016, we have $79.1 million of outstanding borrowings under the line of credit and the maximum permissible borrowings under the credit facility were $104.1 million. Borrowings under the line are subject to certain covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. We were in compliance with the terms of the credit agreement as of December 31, 2016.

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

The financing agreements require repurchase of repossessed new and unused units should such repossessions occur and set limits upon our potential liability for annual repurchases. The aggregate potential repurchase liability was up to approximately $81.0 million at December 31, 2016. The financing agreements also have loss sharing provisions should any dealer default whereby we share certain losses with the floorplan finance companies. The maximum potential liability to Arctic Cat under these provisions was approximately $4.6 million at December 31, 2016. Historically, we have not incurred material losses under these agreements; therefore, we believe current available cash, cash generated from operations and working capital funding through our line of credit arrangement should provide sufficient funding in the event there is a requirement to perform under these guarantee and repurchase agreements. However, there can be no assurance that adequate working capital financing arrangements will remain available or that the costs and other terms of such new financing arrangements will not be significantly less favorable to us than has historically been available.

Certain Information Concerning Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Contractual Obligations

We have $79.1 million of outstanding borrowings under our credit facility as of December 31, 2016. There were no other material changes outside the ordinary course of business with respect to our contractual obligations during the first nine months of fiscal 2017. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, within our most recent Annual Report on Form 10-K for the year ended March 31, 2016 for a discussion of our contractual obligations.

Critical Accounting Policies

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, within our most recent Annual Report on Form 10-K for the year ended March 31, 2016 for a discussion of our critical accounting policies.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Quarterly Report on Form 10-Q, and future filings with the Securities and Exchange Commission, our press releases and oral statements made with the approval of an authorized executive officer, contain forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words “aim,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and other expressions that indicate future events and trends identify forward-looking statements, including statements related to our fiscal 2017 outlook, business strategy, market position, product development, and anticipated Merger. In particular, these include, among others, statements relating to our anticipated capital expenditures and capital improvement programs, research and development expenditures, strategic partnerships, product introductions and demand, the effect of weather conditions and dealer ordering processes on our net sales, legal proceedings, access to debt and/or equity markets, our expectations regarding financing arrangements, our wholesale and retail sales and market share expectations, performance opportunities, inventory levels, industry wholesale and retail sales and demand expectations, depreciation and amortization expense, dividends, the effect of foreign currency exchange rates, sufficiency of funds to finance our operations and capital expenditures, raw material and component supply expectations, adequacy of insurance, the effect of regulations on us and our industry and our compliance with such regulations, and our intent to complete the transactions contemplated by the Merger Agreement.

Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors including those factors set forth in our Annual Report on Form 10-K for the year ended March 31, 2016, under Part I, Item 1A, Risk Factors, and those factors related to the Merger Agreement, such as the satisfaction of closing conditions for the acquisition, including the tender of a number of shares that, when added to the shares owned by Textron and its affiliates, constitutes a majority of Arctic Cat’s outstanding shares on a fully-diluted basis and the possibility that the transaction will not be completed, or if completed, not completed on a timely basis. Arctic Cat cannot give any assurance that any of the transactions contemplated by the agreement will be completed or that the conditions to the tender offer will be satisfied. Many factors that will determine the outcome of the Merger are beyond our ability to predict. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risk information included in our Annual Report on Form 10-K for the year ended March 31, 2016. Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk within our most recent Annual Report on Form 10-K for the year ended March 31, 2016 for a complete discussion of our market risk.

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

Item 1A. Risk Factors

There have been no changes to the risk factors included in Part I, Item 1A, Risk Factors, within our most recent Annual Report on Form 10-K for the year ended March 31, 2016, other than the following:

We will be subject to business uncertainties while the Merger with Textron is pending.

Uncertainty about the effect of the Merger may impact our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause suppliers, dealers and other third parties to seek to modify their business relationships with us. Although we intend to take steps designed to reduce any adverse effects from the pending Merger, these steps may be ineffective in addressing uncertainties arising from the Merger. If we are unable to attract or retain qualified employees, or if suppliers or dealers terminate or otherwise seek to modify their relationships with us, it could adversely affect our business, financial condition and results of operations. In addition, integration planning could place a significant burden on management, employees and other internal resources, which could otherwise have been devoted to pursuing other business opportunities.

Failure to complete the Merger could negatively impact our business, financial condition, results of operations or our stock price.

The completion of the Merger is subject to a number of conditions, including shareholders tendering a sufficient number of shares, receipt of required regulatory approvals in the United States and Germany or the expiration or termination of the applicable waiting period with respect thereto and the absence of a material adverse effect on Arctic Cat. These and other conditions to the completion of the Merger may delay or preclude our ability to consummate the Merger. If the Merger is not completed, whether due to the failure to satisfy the required closing conditions or otherwise, we will be subject to several risks, including:

•	a decline in the trading price of our common stock, which may currently reflect the market’s expectation that the Merger will be consummated;

•	certain of our executive officers, employees and/or directors may seek other opportunities;

•	the incurrence of substantial transaction costs, without realizing the potential benefits of the merger; and

•	failure to realize certain business strategies or opportunities due to compliance with certain restrictions in the Merger Agreement with respect to the conduct of our business prior to the completion of the Merger.

If the Merger is not completed, these risks may materialize and materially and adversely affect our stock price, as well as our business, financial condition and results of operations.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the Merger.

The Merger Agreement contains provisions that may discourage or make it difficult for us to entertain a proposal from another party for the acquisition of Arctic Cat. Subject to certain limited exceptions, the Merger Agreement prohibits our solicitation of proposals relating to alternative business combination transactions and restricts our ability to furnish non-public information to, or participate in any discussions or negotiations with, any third party with respect to any such transaction. In addition, we would be required to pay a termination fee of $7.4 million to Textron if the Merger Agreement is terminated under specified circumstances, including termination by the Company to accept and enter into a definitive agreement with respect to an unsolicited superior proposal, as defined in the Merger Agreement.

These provisions might discourage an otherwise interested third party from considering or proposing an acquisition of Arctic Cat, even one that may be deemed to be of greater value than the Merger to our shareholders and other stakeholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party’s offering of a lower value to our shareholders than such third party might otherwise have offered. In addition, our business, financial condition or results of operations could be significantly impaired if we are required to pay a termination fee to Textron in connection with a termination of the Merger Agreement.

Shareholder litigation challenging the proposed Merger may prevent the merger from being completed within the anticipated timeframe.

Shareholder litigation challenging the proposed Merger may delay completion of the Merger in the expected timeframe or altogether. If the plaintiffs in any such litigation are successful in obtaining an injunction prohibiting the parties from consummating the Merger on the terms contemplated by the Merger Agreement, the injunction may prevent the completion of the Merger in the expected timeframe or altogether. In addition, litigation challenging the Merger may result in significant defense costs and serve as a distraction to management and directors.

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated January 24, 2017, among Textron Inc. Aces Acquisition Corp. and Arctic Cat Inc.	(1)

3.1	Amended and Restated Articles of Incorporation of Arctic Cat Inc.	(2)

3.2	Amended and Restated By-Laws of Arctic Cat Inc.	(3)

4.1	Form of specimen common stock certificate	(4)

10.1	Second Amended and Restated Loan and Security Agreement, dated on November 29, 2016, among the Company and Bank of America, N.A. as lender and registered agent.	(5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(6)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(6)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(6)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(6)

101	Financial statements from the quarterly report on Form 10-Q of Arctic Cat Inc. for the quarter and nine months ended December 31, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.	(6)

(1)	Incorporated herein by reference to our Current Report on Form 8-K filed January 25, 2017.
(2)	Incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and our Current Report on Form 8-K filed August 11, 2014.
(3)	Incorporated herein by reference to our Current Report on Form 8-K filed January 16, 2013, our Current Report on Form 8-K filed August 11, 2014 and our Current Report on Form 8-K filed October 27, 2016.
(4)	Incorporated herein by reference to our Form S-1 Registration Statement. (File Number 33-34984)
(5)	Incorporated herein by reference to our Current Report on Form 8-K filed December 2, 2016.
(6)	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCTIC CAT INC.

Date:	February 6, 2017	By	/s/ Christopher T. Metz
Christopher T. Metz
President and Chief Executive Officer (principal executive officer)

Date:	February 6, 2017	By	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy
Chief Financial Officer (principal financial and accounting officer)